Form 10-Q
period 2018-03-31
Goosehead Insurance, Inc.
filed 2018-06-07
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number: 001-38466

GOOSEHEAD INSURANCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-3886022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1500 Solana Blvd, Building 4, Suite 4500 Westlake, TX	76262
(Address of principal executive offices)	(Zip Code)

(214) 838-5500
(Registrant's telephone number, including area code)

Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 7, 2018, there were 13,533,267 shares of Class A common stock outstanding and 22,746,667 shares of Class B common stock outstanding.

Commonly used defined terms
As used in this Quarterly Report on Form 10-Q ("Form 10-Q"), unless the context indicates or otherwise requires, the following terms have the following meanings:

•	Agency Fees: Fees separate from commissions charged directly to clients for efforts performed in the issuance of new insurance policies.

•	Carrier: An insurance company.

•	Carrier Appointment: A contractual relationship with a Carrier.

•
Client Retention: Calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement.

•	Contingent Commission: Revenue in the form of contractual payments from Carriers contingent upon several factors, including growth and profitability of the business placed with the Carrier.

•	Corporate Channel: The Corporate Channel distributes insurance through a network of company-owned and financed operations with employees that are hired, trained and managed by Goosehead.

•	Corporate Channel Adjusted EBITDA: Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel, adjusted to exclude Class B unit compensation.

•	Franchise Agreement: Agreements governing our relationships with Franchisees.

•
Franchise Channel: The Franchise Channel network consists of Franchisee operations that are owned and managed by Franchisees. These business owners have a contractual relationship with Goosehead to use our processes, training, implementation, systems and back-office support team to place insurance. In exchange, Goosehead is entitled to an Initial Franchise Fee and Royalty Fees.

•
Franchise Channel Adjusted EBITDA: Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items allocable to the Franchise Channel and Class B unit compensation.

•	Franchisee: An individual or entity who has entered into a Franchise Agreement with us.

•	Initial Franchise Fee: Contracted fees paid by Franchisees to compensate Goosehead for the training and onboarding of new franchise locations.

•	LLC Unit: a limited liability company unit of Goosehead Financial, LLC.

•	New Business Revenue: Commissions received from Carriers, Agency Fees received from clients, and Royalty Fees received from Franchisees relating to policies in their first term.

•	New Business Revenue (Corporate): Commissions received from Carriers and Agency Fees charged to clients relating to policies in their first term sold in the Corporate Channel.

•
NPS: Net Promoter Score is calculated based on a single question: “How likely are you to refer Goosehead Insurance to a friend, family member or colleague?” Customers that respond with a 6 or below are Detractors, a score of 7 or 8 are called Passives, and a 9 or 10 are Promoters. NPS is calculated by subtracting the percentage of Detractors from the percentage of Promoters.

•	Policies in Force: As of any reported date, the total count of current (non-cancelled) policies placed by us with our Carriers.

•	Pre-IPO LLC Members: The members of Goosehead Financial, LLC prior to the closing of the initial public offering of Goosehead Insurance, Inc.

•	Renewal Revenue: Commissions received from Carriers and Royalty Fees received from Franchisees after the first term of policies.

•	Renewal Revenue (Corporate): Commissions received from Carriers after the first term of policies originally sold in the Corporate Channel.

•	Royalty Fees: Fees paid by Franchisees to the Company that are tied to the gross commissions paid by the Carriers related to policies sold or renewed in the Franchise Channel.

•	Segment: One of the two Goosehead sales distribution channels, the Corporate Channel or the Franchise Channel.

•	Segment Adjusted EBITDA: Either Corporate Channel Adjusted EBITDA or Franchise Channel Adjusted EBITDA.

•	Total Written Premium: As of any reported date, the total amount of current (non-cancelled) gross premium that is placed with Goosehead’s portfolio of Carriers.

Special note regarding forward-looking statements
We have made statements in this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk factors” in our prospectus (the “Final Prospectus”) relating to our Registration Statement on Form S-1, as amended (Registration No. 333-224080), filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the U.S. Securities Act of 1933, as amended. You should specifically consider the numerous risks outlined under “Risk factors” in the Final Prospectus.
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this prospectus to conform our prior statements to actual results or revised expectations.

PART I

Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)

Goosehead Financial, LLC and Subsidiaries and Affiliates Condensed Consolidated and Combined Balance Sheets
(Unaudited)

	March 31	December 31
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$6,331,916	$4,947,671
Restricted cash	609,632	417,911
Commissions and agency fees receivable, net	1,767,765	1,268,172
Receivable from franchisees, net	579,681	564,087
Prepaid expenses	740,050	521,362
Other assets	3,213,348	—
Total current assets	13,242,392	7,719,203
Receivable from franchisees, net of current portion	1,679,478	1,360,686
Property and equipment, net of accumulated depreciation	6,866,621	6,845,121
Intangible assets, net of accumulated amortization	235,878	216,468
Other assets	179,075	565,191
Total assets	$22,203,444	$16,706,669
Liabilities and Members’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,925,944	$2,759,241
Premiums payable	609,632	417,911
Unearned revenue	775,050	1,062,050
Dividends payable	—	550,000
Deferred rent	460,674	477,818
Note payable	500,000	500,000
Total current liabilities	7,271,300	5,767,020
Deferred rent, net of current portion	4,217,549	3,916,257
Note payable, net of current portion	48,079,733	48,156,340
Total liabilities	59,568,582	57,839,617
Commitments and contingencies (see note 7)
Members’ deficit	(37,365,138)	(41,132,948)
Total liabilities and members’ deficit	$22,203,444	$16,706,669

See Notes to the Condensed Consolidated and Combined Financial Statements

Goosehead Financial, LLC and Subsidiaries and Affiliates Condensed Consolidated and Combined Statements of Income
(Unaudited)

	Three Months Ended March 31
	2018	2017
Revenues:
Commissions and agency fees	$9,595,576	$6,361,846
Franchise revenues	4,910,528	3,481,116
Interest income	82,777	47,987
Total revenues	14,588,881	9,890,949
Operating Expenses:
Employee compensation and benefits	6,835,424	4,867,647
General and administrative expenses	2,373,622	1,833,599
Bad debts	279,688	251,882
Depreciation and amortization	336,935	137,657
Total operating expenses	9,825,669	7,090,785
Income from operations	4,763,212	2,800,164
Other Income (Expense):
Interest expense	(995,402)	(532,715)
Net Income	$3,767,810	$2,267,449
Pro forma earnings per share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

See Notes to the Condensed Consolidated and Combined Financial Statements

Goosehead Financial, LLC and Subsidiaries and Affiliates Condensed Consolidated and Combined Statements of Members’ Deficit
(Unaudited)

Total Members’ Deficit
Members’ deficit, December 31, 2017	$(41,132,948)
Net income	3,767,810
Capital withdrawn	—
Members’ deficit, March 31, 2018	$(37,365,138)

See Notes to the Condensed Consolidated and Combined Financial Statements

Goosehead Financial, LLC and Subsidiaries and Affiliates
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	For the three months ended March 31
	2018	2017
Cash flows from operating activities:
Net income	$3,767,810	$2,267,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336,935	137,657
Bad Debt Expense	279,688	251,882
Changes in operating assets and liabilities:
Commissions and agency fees receivable	(705,261)	(191,651)
Receivable from franchisees	(413,833)	(278,955)
Prepaid expenses	(218,688)	(245,959)
Other assets	(2,827,232)	(33,844)
Accounts payable and accrued expenses	2,166,702	(153,595)
Deferred rent	284,148	(35,079)
Premiums payable	191,721	26,991
Unearned revenue	(287,000)	(255,000)
Net cash provided by operating activities	2,574,990	1,489,896
Cash flows from investing activities:
Changes in restricted cash	(191,721)	(26,991)
Proceeds from notes receivable	5,426	31,845
Purchase of software	(44,670)	(21,097)
Purchase of property and equipment	(334,080)	(79,833)
Net cash used for investing activities	(565,045)	(96,076)
Cash flows from financing activities:
Loan origination fees	49,300	33,000
Repayment of note payable	(125,000)	(75,000)
Dividends paid	(550,000)	(500,000)
Net cash used for financing activities	(625,700)	(542,000)
Net increase in cash and cash equivalents	1,384,245	851,820
Cash, beginning of period	4,947,671	3,778,098
Cash, end of period	$6,331,916	$4,629,918
See Notes to the Condensed Consolidated and Combined Financial Statements

Goosehead Financial, LLC and Subsidiaries and Affiliates
Notes to the Condensed Consolidated and Combined Financial Statements

1. Organization
On May 1, 2018 Goosehead Insurance, Inc. ("GSHD") completed an initial public offering (the “Offering”) of 9,809,500 shares of Class A common stock at a price of $10.00 per share, which included 1,279,500 shares issued pursuant to the underwriter's over-allotment option. GSHD became the sole managing member of Goosehead Financial, LLC (“GF”). The operations of GF represent the predecessor to GSHD prior to the Offering, and the consolidated and combined entities of GF are described in more detail below.
GF was organized on January 1, 2016 as a Delaware Limited Liability Company and is headquartered in Westlake, TX. GF (collectively with its combined and consolidated subsidiaries and affiliates, the “Company”) provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned and franchise units across the nation.
The operations of the corporate-owned units are reflected in the financial statements of Texas Wasatch Insurance Services, L.P. (“TWIS”)—a Texas limited partnership headquartered in Westlake, TX and operating since 2003. TWIS is 99.6% owned by Goosehead Insurance Holdings, LLC (“GIH”), a wholly owned subsidiary of GF. The Company had seven and four corporate-owned locations in operation at March 31, 2018 and 2017, respectively.
The operations of the franchise units are reflected in the financial statements of Goosehead Insurance Agency, LLC (“GIA”)—a Delaware limited liability company headquartered in Westlake, TX and operating since 2011. GIA is 100% owned by GIH. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended March 31, 2018 and 2017, the Company sold 58 and 38 franchise locations and had 341 and 220 operating franchise locations, respectively. No franchises were purchased by the Company during the three months ended March 31, 2018 or 2017.
All intercompany accounts and transactions have been eliminated in consolidation of GF.
Basis of Combination
In connection with the Offering, both Goosehead Management, LLC (“GM”) and Texas Wasatch Insurance Holdings Group LLC (“TWIHG”) became wholly owned indirect subsidiaries of GF. Both GM and TWIHG are non-operating holding companies created to receive management fees from the operating entities TWIS and GIA.
All intercompany accounts and transactions have been eliminated in combination of the Company.

Basis of Presentation
The accompanying condensed consolidated and combined financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated and combined financial position at March 31, 2018, and the condensed consolidated and combined results of operations, and cash flows for the periods ended March 31, 2018 and 2017. The interim period condensed consolidated and combined financial statements should be read in conjunction with the Consolidated and Combined Financial Statements that are included in the Final Prospectus.

Goosehead Financial, LLC and Subsidiaries and Affiliates
Notes to the Condensed Consolidated and Combined Financial Statements

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates as more information becomes known.

Capitalized IPO Related Costs

In connection with the Offering, the Company has incurred costs which have been recorded in other assets on the condensed consolidated and combined balance sheet. Upon completion of the Offering, these deferred costs were charged against the proceeds from the Offering with a corresponding reduction to additional paid-in capital. There were $3.2 million and $170 thousand of IPO related costs included in other assets at March 31, 2018 and December 31, 2017, respectively.

Income Taxes

Prior to the Offering, the Company was treated as a partnership for U.S. federal and applicable state and local income tax purposes. As a partnership, the Company's taxable income or loss was included in the taxable income of its members. Accordingly, no income tax expense has been recorded for federal and state and local jurisdictions.
In connection with the Offering completed on May 1, 2018, the Company became a taxable entity.
Recently Issued Accounting Pronouncements
Statement of Cash Flows (ASU 2016-18): This standard requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted Cash. As such, upon adoption, the Company’s consolidated and combined statement of cash flows will show the sources and uses of cash that explain the movement in the balance of cash and cash equivalents, inclusive of restricted cash, over the period presented. As an emerging growth company (“EGC”), the standard will become effective for the Company January 1, 2019.
Statement of Cash Flows (ASU 2016-15): This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified and applies to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The standard will become effective for the Company on January 1, 2019. The Company has evaluated the impact of ASU 2016-15 and has determined the impact to be immaterial. The Company does not, at this time, engage in the activities being addressed.
Revenue from Contracts with Customers (ASU 2014-09): This standard supersedes the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also requires significantly more comprehensive disclosures than the existing standard. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. This standard may be adopted using either a retrospective or modified retrospective method. According to the superseding standard ASU 2015-14 that deferred the effective dates of the preceding, the standard will become effective for the Company January 1, 2019. The Company is currently in the process of evaluating the impact this standard is expected to have on the consolidated and combined financial statements. As the Company continues the evaluation during 2018, specifically as it relates to revenue recognition (commissions, contingent commissions, and franchise fees, among others), cost deferrals, systems and processes, the Company will further clarify the expected material impact of the adoption of the standard when known.

Goosehead Financial, LLC and Subsidiaries and Affiliates
Notes to the Condensed Consolidated and Combined Financial Statements

Leases (ASU 2016-02): This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach, with the option to elect various practical expedients. Early adoption is permitted. The standard will become effective for us January 1, 2020. The Company is currently evaluating the impact this standard will have on the Company's consolidated and combined financial statements.
3. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following at March 31, 2018 and December 31, 2017:

	March 31	December 31
	2018	2017
Franchise fees receivable	$3,124,196	$2,501,000
Less: Unamortized discount	(1,076,754)	(823,391)
Less: Allowance for uncollectible franchise fees	(409,542)	(335,522)
	$1,637,900	$1,342,087
Activity in the allowance for uncollectible franchise fees was as follows:

Balance at December 31, 2016	$193,204
Charges to bad debts	140,493
Write offs	(84,162)
Balance at March 31, 2017	$249,535

Balance at December 31, 2017	335,522
Charges to bad debts	74,020
Write offs	—
Balance at March 31, 2018	$409,542

4. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows:

Balance at December 31, 2016	$166,681
Charges to bad debts	111,389
Write offs	(133,068)
Balance at March 31, 2017	$145,002

Balance at December 31, 2017	182,509
Charges to bad debts	205,668
Write offs	(181,033)
Balance at March 31, 2018	$207,144

5. Notes Receivable
In 2015, the Company entered into a $100,000 revolving line of credit with a franchisee in the form of a note receivable. The note dated December 14, 2015 has a 5-year maturity with payments due monthly and is secured by the franchisee’s commissions. The note bears interest at 7% per annum. As of March 31, 2018 and December 31,

Goosehead Financial, LLC and Subsidiaries and Affiliates
Notes to the Condensed Consolidated and Combined Financial Statements

2017, the note balance was $61 thousand and $67 thousand, of which $22 thousand and $22 thousand was current.
6. Note payable
On October 27, 2016, the Company entered into a credit agreement consisting of a revolving credit facility and a note payable used to pay off existing debt and fund a distribution to members.
The $3,000,000 revolving credit facility accrues interest on amounts drawn at LIBOR plus 5.50%. At March 31, 2018 and December 31, 2017, the Company had a letter of credit of $500,000 applied against the maximum borrowing availability, at an interest rate of 5.50%, thus amounts available to draw totaled $2,500,000. No interest was paid during the three months ended March 31, 2018 or during 2017 on the revolving credit facility. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.

The note payable on the consolidated and combined balance sheets includes a $50,000,000 term note payable in quarterly installments of $125,000 with a balloon payment of $47,250,000 on October 27, 2022. Interest is calculated at LIBOR plus 5.50% (7.20% and 6.45% at March 31, 2018 and December 31, 2017), and the note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. The balance of the note payable was $49,500,000, of which $500,000 was current, and $49,625,000, of which $500,000 was current, at March 31, 2018 and December 31, 2017, respectively.
Included as a reduction to the note payable are capitalized loan origination fees, the unamortized balance of which was $920,267 and $969,567 as of March 31, 2018 and December 31, 2017, respectively. The amortization of these loan origination fees is included in interest expense and totaled $49,300 and $33,000 during the three months ended March 31, 2018 and 2017, respectively.
Maturities of note payable for the next five years are as follows:

Amount
As of March 31, 2018:
2018	$375,000
2019	500,000
2020	500,000
2021	500,000
2022	47,625,000
$49,500,000
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of March 31, 2018 and December 31, 2017, the Company was in compliance with these covenants. Because of both instruments’ origination date and variable interest rate, the note payable balance at March 31, 2018 and December 31, 2017, approximates fair value using Level 2 inputs, described below.
The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

•
Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

•	Level 3—Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Goosehead Financial, LLC and Subsidiaries and Affiliates
Notes to the Condensed Consolidated and Combined Financial Statements

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
7. Commitments and Contingencies
The Company leases its facilities under non-cancelable operating leases, expiring in various years through 2029. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year.
The following is a schedule of future minimum lease payments as of March 31, 2018:

Amount
2018	1,083,835
2019	1,251,306
2020	1,690,476
2021	1,761,524
2022	1,604,230
Thereafter	8,233,711
$15,625,082
8. Litigation
From time to time, the Company may be involved in various legal proceedings, lawsuits and claims incidental to the conduct of the Company's business. The amount of any loss from the ultimate outcomes is not probable or reasonably estimable. It is the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company.
9. Segment Information
The Company has two reportable segments: Corporate Channel and Franchise Channel. The Corporate Channel consists of company-owned and financed operations with employees who are hired, trained, and managed by Goosehead. The Franchise Channel network consists of franchisee operations that are owned and managed by individual business owners. These business owners have a contractual relationship with Goosehead to use the Company's processes, systems, and back-office support team to sell insurance and manage their business. In exchange, Goosehead is entitled to an initial franchise fee and ongoing royalty fees. Allocations of contingent commissions and certain operating expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. The Company’s chief operating decision maker uses earnings before interest, income taxes, depreciation and amortization, adjusted to exclude Class B unit compensation and other income (“Adjusted EBITDA”) as a performance measure to manage resources and make decisions about the business. Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no intersegment sales, only interest income and interest expense related to an intersegment line of credit, all of which eliminate in consolidation. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including certain legal expenses and interest related to the note payable entered into on October 27, 2016.

Goosehead Financial, LLC and Subsidiaries and Affiliates
Notes to the Condensed Consolidated and Combined Financial Statements

	Corporate Channel	Franchise Channel	Other	Total
Three months ended March 31, 2018:
Revenues:
Commissions and fees	$7,855,665	$1,739,911	$—	$9,595,576
Franchise revenues	—	4,910,528	—	4,910,528
Interest income	—	82,777	—	82,777
Total	7,855,665	6,733,216	—	14,588,881
Operating expenses:
Employee compensation and benefits	4,044,587	2,790,837	—	6,835,424
General and administrative expenses	1,627,876	745,142	604	2,373,622
Bad debts	205,668	74,020	—	279,688
Total	5,878,131	3,609,999	604	9,488,734
Adjusted EBITDA	1,977,534	3,123,217	(604)	5,100,147
Class B unit compensation	—	—	—	—
Interest expense	—	—	(995,402)	(995,402)
Depreciation and amortization	(236,182)	(100,753)	—	(336,935)
Net income	$1,741,352	$3,022,464	$(996,006)	$3,767,810
At March 31, 2018:
Total Assets	$10,407,528	$5,992,548	$5,803,368	$22,203,444

	Corporate Channel	Franchise Channel	Other	Total
Three months ended March 31, 2017:
Revenues:
Commissions and fees	$5,549,105	$812,741	$—	$6,361,846
Franchise revenues	—	3,481,116	—	3,481,116
Interest income	—	47,987	—	47,987
Total	5,549,105	4,341,844	—	9,890,949
Operating expenses:
Employee compensation and benefits	2,850,691	2,016,956	—	4,867,647
General and administrative expenses	1,124,572	694,143	14,884	1,833,599
Bad debts	111,389	140,493	—	251,882
Total	4,086,652	2,851,592	14,884	6,953,128
Adjusted EBITDA	1,462,453	1,490,252	(14,884)	2,937,821
Other income (expense)	—	—	—	—
Class B unit compensation	—	—	—	—
Interest expense	—	—	(532,715)	(532,715)
Depreciation and amortization	(114,237)	(23,420)	—	(137,657)
Net income	$1,348,216	$1,466,832	$(547,599)	$2,267,449
At March 31, 2017:
Total Assets	$3,269,874	$3,299,877	$3,433,388	$10,003,139

Goosehead Financial, LLC and Subsidiaries and Affiliates
Notes to the Condensed Consolidated and Combined Financial Statements

10. Pro Forma Earnings Per Share
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates and combines the financial results of GF. GSHD will report a non-controlling interest representing the economic interest in GF held by the other members of GF.
Under the amended and restated Goosehead Financial, LLC Agreement, the Pre-IPO LLC Members will have the right, from and after the completion of the Offering (subject to the terms of the amended and restated Goosehead Financial, LLC Agreement), to require GSHD to redeem all or a portion of their LLC Units for, at GSHD's election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of GSHD's Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the amended and restated Goosehead Financial, LLC Agreement. Additionally, in the event of a redemption request by a Pre-IPO LLC Member, GSHD may, at its option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. Shares of Class B common stock will be cancelled on a one-for-one basis if GSHD, at the election of a Pre-IPO LLC Member, redeems or exchanges LLC Units of such Pre-IPO LLC Member pursuant to the terms of the amended and restated Goosehead Financial, LLC Agreement. Except for transfers to GSHD pursuant to the amended and restated Goosehead Financial, LLC Agreement or to certain permitted transferees, the Pre-IPO LLC Members are not permitted to sell, transfer or otherwise dispose of any LLC Units or shares of Class B common stock.
The following table summarizes the pro forma ownership interest in GF as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	LLC Units	Ownership %	LLC Units	Ownership %
Pro forma number of LLC Units held by Goosehead Insurance, Inc.	13,533,267	37.3%	13,533,267	37.3%
Pro forma number of LLC Units held by non-controlling interest holders	22,746,667	62.7%	22,746,667	62.7%
Total pro forma number of LLC Units outstanding	36,279,934	100.0%	36,279,934	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the quarter ended March 31, 2018 and March 31, 2017 was 62.7%.
The following table sets forth the calculation of pro forma basic EPS based on net income attributable to GSHD. divided by the pro forma basic weighted average number of Class A common stock.

	Three Months Ended March 31
	2018	2017
Numerator:
Net income	$3,767,810	$2,267,449
Less: pro forma net income attributable to non-controlling interests	2,362,328	1,421,637
Pro forma income before taxes attributable to Goosehead Insurance, Inc.	$1,405,482	$845,812
Less: pro forma income tax expense	336,332	202,403
Pro forma net income attributable to Goosehead Insurance Inc.	1,069,150	643,409
Denominator:
Pro forma weighted average shares of Class A common stock outstanding	13,533,267	13,533,267
Pro forma earnings per share	$0.08	$0.05

Goosehead Financial, LLC and Subsidiaries and Affiliates
Notes to the Condensed Consolidated and Combined Financial Statements

11. Subsequent Events
Credit Agreement
On April 4, 2018, GIH and the other loan parties amended and restated the credit agreement to permit the reorganization transactions undertaken in connection with the Offering and provide additional flexibility under the covenants contained therein following the Offering. There was no additional borrowing as part of the amended and restated credit agreement.
The Offering
In connection with the Offering on May 1, 2018, 9,809,500 shares of Class A common stock were issued by GSHD. at a price of $10.00 per share, which included 1,279,500 shares issued pursuant to the underwriter's over-allotment option. After the Offering, 13,533,267 shares of Class A common stock were outstanding, including 3,723,767 shares issued to historical owners of GM and TWIHG.
Also on May 1, 2018, in connection with certain reorganization transactions immediately prior to the Offering, historical Class B interests in TWIHG and GM were deemed vested by converting to notes paid by a combination of Offering proceeds and shares of Class A common stock. This conversion changed the nature of the Class B interests from a profit sharing arrangement to a substantive class of equity and resulted in $6,231,910 recorded as compensation expense.
On the same day, Class B interests in GF were deemed vested by converting, along with all pre-IPO Class A equity, on a one-to-one basis with the number of LLC units previously owned, to both LLC Units and shares of Class B common stock. This conversion changed the nature of the Class B interests from a profit sharing arrangement to a substantive class of equity, expensed under the guidance of ASC 718. At the Offering price of $10.00 per share, GSHD issued a total of 1,978,058 LLC Units and shares of Class B common stock and incurred compensation expense of $19,780,578 as part of the conversion.
Tax Receivable Agreement
GSHD entered into a tax receivable agreement with the Pre-IPO LLC Members on May 1, 2018 that provides for the payment by GSHD to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in GSHD's assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement.
During the three months ended March 31, 2018, no distributions or redemptions were made that triggered an increase in our tax basis.

Item 2: Management’s discussion and analysis of financial condition and results of operations

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated and combined financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in the Final Prospectus.
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience.
The following discussion contains references to the three months ended March 31, 2018 and March 31, 2017, which represents the consolidated and combined financial results of our predecessor Goosehead Financial, LLC and its subsidiaries Texas Wasatch Insurance Services, LP, Goosehead Insurance Agency, LLC and its affiliates Goosehead Management, LLC and Texas Wasatch Insurance Holdings Group, LLC.
Financial Highlights for the First Quarter of 2018:

•	Total revenue increased 47% from the first quarter of 2017 to $14.6 million

•	Commissions and Agency fee revenues increased 51% from the first quarter of 2017 to $9.6 million

•	Franchise revenues increased 41% from the first quarter of 2017 to $4.9 million

•	Income from operations increased 70% from the first quarter of 2017 to $4.8 million, or 33% of total revenues

•	Net income increased by 66% from the first quarter of 2017 to $3.8 million

•	Adjusted EBITDA*, a non-GAAP measure, increased 74% from the first quarter of 2017 to $5.1 million, or 35% of total revenues

•	Corporate Channel Adjusted EBITDA increased 35% from the first quarter of 2017 to $2.0 million, or 25% of Corporate Channel revenues

•	Franchise Channel Adjusted EBITDA increased 110% from the first quarter of 2017 to $3.1 million, or 46% of Franchise channel revenues

•	Policies in Force increased 33% from March 31, 2017 to 251,972 at March 31, 2018

•	Corporate sales headcount increased 61% from March 31, 2017 to 121 at March 31, 2018

◦	As of March 31, 2018, 66 of these Corporate sales agents had less than one year of tenure and 55 had greater than one year of tenure

•	Operating franchises increased 55% from March 31, 2017 to 341 at March 31, 2018

◦	In Texas as of March 31, 2018, 49 operating franchisees had less than one year of tenure and 149 operating franchisees had greater than one year of tenure.

◦	Outside of Texas as of March 31, 2018, 105 operating franchisees had less than one year of tenure and 38 had greater than one year of tenure.
*Adjusted EBITDA is a non-GAAP measure. Reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure presented in accordance with GAAP, is set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-Q.

Consolidated and combined results of operations
The following is a discussion of our consolidated results of operations for each of the three months ended March 31, 2018 and March 31, 2017. This information is derived from our accompanying consolidated and combined financial statements prepared in accordance with GAAP.

Three months ended March 31, 2018 compared to three months ended March 31, 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018		2017
Revenues:
Commissions and agency fees	$9,595,576	66%	$6,361,846	64%
Franchise revenues	4,910,528	34%	3,481,116	35%
Interest income	82,777	1%	47,987	0.5%
Total revenues	14,588,881	100%	9,890,949	100%
Operating expenses:
Employee compensation and benefits	6,835,424	70%	4,867,647	69%
General and administrative expenses	2,373,622	24%	1,833,599	26%
Bad debts	279,688	3%	251,882	4%
Depreciation and amortization	336,935	3%	137,657	2%
Total operating expenses	9,825,669	100%	7,090,785	100%
Income from operations	4,763,212		2,800,164
Other income (expense)
Interest expense	(995,402)		(532,715)
Net income	$3,767,810		$2,267,449
Revenues
For the three months ended March 31, 2018, revenue increased by 47% to $14.6 million from $9.9 million for the three months ended March 31, 2017.
Commissions and agency fees

	Three Months Ended March 31
	2018	2017	% Change
New Business Revenue (Corporate)	$1,798,852	$1,004,815	79%
Agency Fees	1,099,136	728,995	51%
Renewal Revenue (Corporate)	3,903,192	3,153,032	24%
Contingent Commissions (Corporate)	1,054,485	662,263	59%
Contingent Commissions (Franchise)	1,739,911	812,741	114%
Commissions and agency fees	$9,595,576	$6,361,846	51%

New Business Revenue (Corporate) increased by $0.8 million, or 79%, to $1.8 million for the three months ended March 31, 2018 from $1.0 million for the three months ended March 31, 2017, and Revenue from Agency Fees increased by $0.4 million, or 51%, to $1.1 million for the three months ended March 31, 2018 from $0.7 million for the three months ended March 31, 2017. These increases were primarily attributable to an increase in total sales agent head count to 121 at March 31, 2018, from 75 at March 31, 2017.
Renewal Revenue (Corporate) increased by $0.8 million, or 24%, to $3.9 million for the three months ended March 31, 2018 from $3.2 million for the three months ended March 31, 2017, primarily attributable to an increase in the number of policies in the renewal term from March 31, 2017 to 2018.

Revenue from Contingent Commissions in the Corporate Channel increased by $0.4 million, or 59%, to $1.1 million for the three months ended March 31, 2018 from $0.7 million for the three months ended March 31, 2017, primarily attributable to a 31% increase in Total Written Premium from March 31, 2017 to 2018. Contingent Commissions in the Franchise Channel increased $0.9 million, or 114% to $1.7 million for the three months ended March 31, 2018 from $0.8 million for the three months ended March 31, 2017, attributable to a 52% increase in Total Written Premium from March 31, 2017 to 2018. The Company typically receives the majority of contingent commissions during the first quarter of each year.
Franchise revenues

	Three months ended March 31
	2018	2017	% Change
Royalty Fees	$3,240,528	$2,221,116	46%
Initial Franchise Fees	1,670,000	1,260,000	33%
Franchise revenues	$4,910,528	$3,481,116	41%

Revenue from Royalty Fees increased by $1.0 million, or 46%, to $3.2 million for the three months ended March 31, 2018 from $2.2 million for the three months ended March 31, 2017. The increase in revenue from Royalty Fees was primarily attributable to an increase in the total number of operating franchises from March 31, 2017 to 2018 and the higher Royalty Fee rate on renewal business compared to new business (50% vs. 20%, respectively). Revenues from Initial Franchise Fees increased by $0.4 million, or 33%, to $1.7 million for the three months ended March 31, 2018 from $1.3 million for the three months ended March 31, 2017. The increase in revenue from Initial Franchise Fees was attributable to an increase in the total number of franchises that attended training from the three months ended March 31, 2017 to 2018.

Interest income
Interest income increased by $34.8 thousand, or 72%, to $82.8 thousand for the three months ended March 31, 2018 from $48.0 thousand for the three months ended March 31, 2017. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $2.0 million, or 40%, to $6.8 million for the three months ended March 31, 2018 from $4.9 million for the three months ended March 31, 2017. This increase was primarily attributable to an increase in total headcount from the three months ended March 31, 2017 to the three months ended March 31, 2018.
General and administrative expenses
General and administrative expenses increased by $0.5 million, or 29%, to $2.4 million for the three months ended March 31, 2018 from $1.8 million for the three months ended March 31, 2017. This increase was primarily attributable to higher costs associated with an increase in operating franchises and employees, as well as higher rent expense at our new corporate headquarters.
Bad debts
Bad debts increased by $27.8 thousand, or 11%, to $279.7 thousand for the three months ended March 31, 2018 from $251.9 thousand for the three months ended March 31, 2017. This increase was driven by increases in Agency Fees and Initial Franchise Fees sold by the company.
Depreciation and amortization
Depreciation and amortization increased by $0.2 million, or 145%, to $0.3 million for the three months ended March 31, 2018 from $0.1 million for the three months ended March 31, 2017. This increase was primarily attributable to the increase in fixed assets during the same period, including expansion of existing corporate offices.

Interest expense
Interest expenses increased by $0.5 million, or 87%, to $1.0 million for the three months ended March 31, 2018 from $0.5 million for the three months ended March 31, 2017. This increase was primarily attributable to an additional Term Loan balance added in 2017 and rising LIBOR rates during the year.
Segment Adjusted EBITDA
Corporate Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel.
Corporate Channel Adjusted EBITDA increased by $0.5 million, or 35%, to $2.0 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017, primarily attributable higher New Business Revenue (Corporate) from increased hiring and agent ramp-up, plus an increase in more profitable Renewal Revenue (Corporate), as described above, offset by employee compensation and benefits from increased hiring.

Franchise Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items.
Franchise Channel Adjusted EBITDA increased by $1.6 million, or 110%, to $3.1 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017, primarily attributable to an increase in Initial Franchise Fees and New Business Revenue from an increase in operating agencies, an increase in more profitable Renewal Revenue, and an increase in Contingent Commissions, as described above.
Neither of Franchise Channel Adjusted EBITDA or Corporate Channel Adjusted EBITDA includes Class B unit compensation, which is recorded at the consolidated level.

Key performance indicators
Our key operating metrics are discussed below:
Total Written Premium
Total Written Premium represents for any reported period, the total amount of current (non-cancelled) gross premium that is placed with Goosehead’s portfolio of Carriers. We believe that Total Written Premium is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
For the three months ended March 31, 2018, we had $100.9 million in Total Written Premium compared to $70.7 million for the three months ended March 31, 2017, representing a 43% increase in Total Written Premium.

	Three Months Ended March 31		% Change
	2018	2017
Corporate Channel Total Written Premium	$39,701,170	$30,343,527	31%
Franchise Channel Total Written Premium	61,247,211	40,369,082	52%
Total Written Premium	$100,948,381	$70,712,609	43%
Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of March 31, 2018, we had 251,972 in Policies in Force compared to 227,764 as of December 31, 2017 and 189,677 as of March 31, 2017, representing a 11% and 33% increase, respectively.

NPS
Net Promoter Score (NPS) is calculated based on a single question: “How likely are you to refer Goosehead Insurance to a friend, family member or colleague?” Clients that respond with a 6 or below are Detractors, a score of 7 or 8 are called Passives, and a 9 or 10 are Promoters. NPS is calculated by subtracting the percentage of Detractors from the percentage of Promoters. For example, if 50% of respondents were Promoters and 10% were Detractors, NPS is a 40. NPS is a useful gauge of the loyalty of client relationships and can be compared across companies and industries.
NPS has increased to 87 as of March 31, 2018 from 86 as of December 31, 2017, primarily driven by the service team’s continued focus on delivering highly differentiated service levels.
Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Concomitant with our increase in NPS, Client Retention has remained steady at 88% at March 31, 2018 from December 31, 2017, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended March 31, 2018, we retained 94% of the premiums we distributed in the trailing twelve months ended March 31, 2017, which is consistent with the premium retention at December 31, 2017. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our service team.
New Business Revenue
New Business Revenue means commissions received from the Carrier, Agency Fees received from clients, and Royalty Fees relating to policies in their first term.
For the three months ended March 31, 2018, New Business Revenue grew 59% to $3.9 million, from $2.4 million for three months ended March 31, 2017. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 61% and growth in franchises in the Franchise Channel of 55%.
Renewal Revenue
Renewal Revenue means commissions received from the Carrier and Royalty Fees after the first term of a policy.
For the three months ended March 31, 2018, Renewal Revenue grew 32% to $6.2 million, from $4.7 million for three months ended March 31, 2017. Growth in Renewal Revenue was driven by Client Retention of 88% at March 31, 2018. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
Adjusted EBITDA
Adjusted EBITDA is a supplemental measure of our performance. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of items that do not relate to business performance. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, adjusted to exclude Class B unit compensation and other non-operating items, including, among other things, certain non-cash charges and certain non-recurring gains or losses.

Adjusted EBITDA increased by $2.2 million, or 74%, to $5.1 million for the three months ended March 31, 2018, from $2.9 million for the three months ended March 31, 2017, driven by Corporate Channel Adjusted EBITDA growth of $0.5 million and Franchise Channel Adjusted EBITDA growth of $1.6 million.

Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated and combined level.
For the three months ended March 31, 2018, Adjusted EBITDA Margin was 35% compared to 30% for the three months ended March 31, 2017, primarily driven by Corporate Channel Adjusted EBITDA Margin compression, offset by Franchise Channel Adjusted EBITDA Margin expansion. Corporate Channel Adjusted EBITDA Margin compression can be attributed to increased expenses driven by a 61% increase in Corporate Channel sales agent headcount. As these new sales agents ramp-up production and begin to receive Renewal Revenue (Corporate), we expect them to contribute to future Corporate Channel Adjusted EBITDA Margin expansion. Franchise Channel Adjusted EBITDA Margin expansion is attributed to growth in more profitable Renewal Revenue as a percentage of total revenue and the increase in Contingent Commissions.
Non-GAAP Measures
Adjusted EBITDA and Adjusted EBITDA Margin are not measures of financial performance under GAAP and should not be considered substitutes for net income, which we consider to be the most directly comparable GAAP measure. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and when assessing our operating performance, you should not consider Adjusted EBITDA and Adjusted EBITDA Margin in isolation or as substitutes for net income or other consolidated and combined income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.
Reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to net income
The following table shows a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three months ended March 31
	2018	2017
Net income	$3,767,810	$2,267,449
Interest expense	995,402	532,715
Depreciation and amortization	336,935	137,657
Adjusted EBITDA	$5,100,147	$2,937,821
Adjusted EBITDA Margin(1)	35%	30%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($5,100,147/$14,588,881) and ($2,937,821/$9,890,949) for the three months ended March 31, 2018 and 2017.

Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes Renewal Revenue (Corporate) and New Business Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Royalty Fees and Initial Franchise Fees; (3) making distributions to the Goosehead Management Holders and Texas Wasatch Holders; and (4) borrowings, interest payments and repayments under our Credit Agreement. As of March 31, 2018, our cash and cash equivalents balance was $6.3 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreement
On October 27, 2016, Goosehead Insurance Holdings, LLC, as borrower representative, entered into a credit agreement (as subsequently amended, the “Credit Agreement”) with Madison Capital Funding LLC, as agent, and the lenders party thereto, consisting of a $3,000,000 revolving credit facility (the “Revolving Credit Facility”) and $30,000,000 term loan (the “Initial Term Loan”) used to pay off existing debt and fund a distribution to members. On July 14, 2017, Goosehead Insurance Holdings, LLC and the other loan parties entered into the first amendment to the Credit Agreement pursuant to which Goosehead Insurance Holdings, LLC borrowed an additional $10,000,000 term loan (the “First Additional Term Loan”) used to fund a distribution to members. On December 20, 2017, the Company executed the second amendment to the Credit Agreement to borrow an additional $10,000,000 term loan (together with the Initial Term Loan and the First Additional Term Loan, the “Term Loans”) for payment of a dividend to shareholders and to extend the maturity date of the Term Loans by one year. On April 4, 2018, Goosehead Insurance Holdings, LLC and the other loan parties amended and restated the Credit Agreement to permit the reorganization transactions in connection with the Offering. The aggregate principal amount of the Term Loans as of March 31, 2018 is $49,500,000, payable in quarterly installments of $125,000 with a balloon payment of $47,250,000 on October 27, 2022.
Interest on the Term Loans is calculated at LIBOR plus 5.5%. The Revolving Credit Facility accrues interest on amounts drawn at LIBOR plus 5.5%. As of the date of this Form 10-Q, the Company had a letter of credit of $500,000 applied against the maximum borrowing availability under the Revolving Credit Facility, at an interest rate of 5.5%, thus amounts available to draw totaled $2,500,000. No interest was paid during the three months ended March 31, 2018 or 2017 on the Revolving Credit Facility. The Term Loans and the Revolving Credit Facility are collateralized by substantially all the Company’s assets, which includes rights to future commissions.

The Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments. Following the Offering, the Credit Agreement continued to contain these covenants, including a covenant that restricts Goosehead Financial, LLC’s ability to make dividends or other distributions to Goosehead Insurance, Inc. We may voluntarily prepay in whole or in part the outstanding principal under our Term Loans at any time prior to the maturity date. In addition, the Credit Agreement contains financial covenants requiring us to maintain our fixed charge coverage ratio at or above 1.20 to 1.00 and total debt to EBITDA (as defined in the Credit Agreement) ratio at or below 5.25 to 1.0 (with scheduled annual step downs to 5.00 to 1.00, 4.75 to 1.00, 4.50 to 1.00 and 4.25 to 1.00). Pursuant to the Credit Agreement, a change of control default will be triggered when any person or group other than Mark Jones and Robyn Jones or their controlled investment affiliates becomes the beneficial owner, directly or indirectly, of more than 50% of the aggregate ordinary voting power represented by our outstanding equity interests, unless Mark Jones and Robyn Jones or their controlled investment affiliates have the ability to elect or designate for election at least a majority of our board of directors. Such a default could result in the acceleration of repayment of our and our subsidiaries’ indebtedness, including borrowings under the Revolving Credit Facility if not waived by the lenders under the Credit Agreement. The failure by Mark Jones and Robyn Jones to maintain either a minimum voting interest in us or the ability to elect or designate for election at least a majority of our board of directors could trigger a change of control default under our Credit Agreement.

Comparative cash flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Three months ended March 31,
	2018	2017
Net cash provided by operating activities	$2,574,990	$1,489,896
Net cash used for investing activities	(565,045)	(96,076)
Net cash used for financing activities	(625,700)	(542,000)
Net increase in cash and cash equivalents	1,384,245	851,820
Cash, beginning of period	4,947,671	3,778,098
Cash, end of period	$6,331,916	4,629,918
Operating activities
Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2018 as compared to net cash provided by operating activities of $1.5 million for the three months ended March 31, 2017. This increase in net cash provided by operating activities was attributable to a $1.5 million increase in net income, offset by a $0.5 million increase in commissions and agency fees receivable, as well as a $2.8 million increase in other assets, offset by a $2.3 million increase in accounts payable and accrued expenses related to capitalized Offering costs.
Business investment activities
Net cash used in business investment activities was $0.6 million for the three months ended March 31, 2018 as compared to net cash used in business investment activities of $0.1 million for the three months ended March 31, 2017. This increase in net cash used in business investment activities was primarily attributable to fixed asset growth directly related to headcount increases, additional office space build-out in Houston, Austin, and the build-out of the new headquarters in Westlake, Texas, and changes in restricted cash balances.
Financing activities
Net cash used in financing activities was $0.6 million for the three months ended March 31, 2018 as compared to net cash used in financing activities of $0.5 million for the three months ended March 31, 2017. This increase in net cash used in financing activities was primarily attributable to an increase in the principal amount of the Term Loan paid and dividends paid during the three months ended March 31, 2018 over 2017.
Future sources and uses of liquidity
Our initial sources of liquidity will be (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) our Revolving Credit Facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future.
We expect that our primary liquidity needs will comprise cash to (1) provide capital to facilitate the organic growth of our business, (2) pay operating expenses, including cash compensation to our employees, (3) make payments under the tax receivable agreement, (4) pay interest and principal due on borrowings under our Credit Agreement and (5) pay income taxes.
Dividend policy
There have been no material changes to our dividend policy as described in the Final Prospectus.

Tax receivable agreement

We expect to obtain an increase in our share of our tax basis of the assets when limited liability company units of GF are redeemed or exchanged by the Pre-IPO LLC Members and other qualifying transactions. This increase in tax basis may have the effect of reducing the future amounts paid to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
We entered into a tax receivable agreement with the Pre-IPO LLC Members on May 1, 2018 that will provide for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in GSHD’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. See “Certain relationships and related party transactions—Tax receivable agreement” in the Final Prospectus.
During the three months ended March 31, 2018, no distributions or redemptions were made that triggered an increase in our tax basis.
Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of March 31, 2018, aggregated by type.

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$15,625	$1,395	$3,097	$3,271	$7,862
Debt obligations payable(2)	49,500	500	1,000	48,000	—
Total	$65,125	$1,895	$4,097	$51,271	$7,862

(1)
The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $404,806 and $159,858 for the three months ended March 31, 2018 and 2017.

(2)
On October 27, 2016, the Company entered into the Credit Agreement consisting of a revolving credit facility of $3,000,000 and a term loan of $30,000,000 used to pay off existing debt and fund a distribution to members. On July 14, 2017, the Company executed the first amendment to the Credit Agreement to borrow an additional $10,000,000 term loan for payment of a dividend to shareholders. On December 20, 2017 the Company executed the second amendment to the Credit Agreement to borrow an additional $10,000,000 term loan for payment of a dividend to shareholders and to extend the maturity date of the term loans by one year.

Off-balance sheet arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated and combined financial statements except for those described under “Contractual obligations, commitments and contingencies” above.

Critical accounting policies
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated and combined financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated and combined financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in the Final Prospectus, other than the "Capitalized IPO Related Costs" as described in Note 2 of the condensed consolidated and combined financial statements included in this Form 10-Q.

Recent accounting pronouncements
See "Note 2: Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” under Part I, Item 1 of this Form 10-Q.

Emerging growth company
Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies. We also intend take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as described in "Management's discussion and analysis of financial condition and results of operations" of the Final Prospectus.

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in the Final Prospectus, our disclosure controls and procedures were not effective as of March 31, 2018.
In the Final Prospectus, we identified and reported material weaknesses regarding the lack of adequate (i) executive management review of our GAAP financial statements, (ii) review of our accounting policies, including recent accounting pronouncements and significant transactions for the periods presented and (iii) information technology general controls in the areas of user access and program change management for certain information technology systems.
During the quarter ended March 31, 2018, we continued to implement certain measures to remediate these material weaknesses. For example, we implemented policies requiring our executive management and audit committee to review our financial statements presented on a GAAP basis. Additionally, we have implemented policies requiring our Chief Financial Officer, controller and assistant controller (who was recently hired to assist with financial reporting requirements) to systematically review and document all accounting policies and procedures around significant transactions to ensure compliance with the most recent GAAP pronouncements. We believe this plan effectively remediates the internal controls over financial reporting material weaknesses described above (i and ii), however the effectiveness of the new controls must be tested over a sufficient period of time. As such, the material weaknesses still exist as of March 31, 2018.
Additionally, to address the information technology general control material weakness described above in (iii), we have implemented a remediation plan that includes updating certain users' access to ensure that financial data is adequately restricted to appropriate personnel. We have also implemented program change management controls to ensure that any system changes are adequately reviewed and deployed through the appropriate personnel. We believe this plan effectively remediates this material weakness, however the effectiveness of the new controls must be tested over a sufficient period of time. As such, the material weaknesses still exists as of March 31, 2018.
No material costs were incurred during the quarter ended March 31, 2018 relating to remediation efforts discussed above.

PART II

Item 1. Legal matters
The information required by this Item is incorporated by reference to Part I, Item I, Note 8. Litigation.

Item 1A. Risk factors
There have been no material changes with respect to the risk factors disclosed in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
The following list sets forth information regarding all securities sold or issued by us in the three months ended March 31, 2018 and the subsequent period prior to the filing of this Form 10-Q. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the Offering of these shares In each of the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

1.
Following the effectiveness of our Registration Statement on Form S-1 (Registration No. 333-224080) filed in connection with the Offering, we issued 3,723,767 shares of our Class A common stock in connection with the reorganization transactions undertaken in connection with the Offering. These shares were issued to a limited number of investors, all of which had sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment.

2.
Following the effectiveness of our Registration Statement on Form S-1, we issued 22,746,667 shares of our Class B common stock in connection with the reorganization transactions undertaken in connection with the Offering. These shares were issued to a limited number of investors, all of which had sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment. The issued shares were exchanged on a pro rata basis and the consideration represents the same investment in the Goosehead Financial LLC business already held by such investors, but in a different form.

The offers, sales and issuances of the securities described in (1) and (2) above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

Use of Proceeds
On April 26, 2018, our Registration Statement on Form S-1 (Registration No. 333-224080) was declared effective by the SEC in connection with Offering pursuant to which we sold an aggregate of 9,809,500 shares of our Class A common stock (including 1,279,500 shares sold pursuant to the underwriters' over-allotment option) at a price of $10.00 per share. J.P. Morgan Securities LLC and Merrill Lynch, Pierce Fenner & Smith Incorporated acted as joint book-running managers in the Offering. Keefe, Bruyette & Woods, Inc. and William Blair & Company, L.L.C. acted as co-managers in the Offering. The Offering resulted in net proceeds of approximately $87 million after deducting underwriters' discounts and commissions of $7 million and other offering expenses of $4.25 million.
We used the net proceeds to us from the base portion of the Offering (approximately $77 million) to effect partial repayment of notes issued by the Company in exchange for the transfer of certain ownership interests in Goosehead Management, LLC and Texas Wasatch Insurance Holdings Group, LLC held by their historical owners, which include certain members of the Company’s management and board of directors, including certain persons owning 10% or more of our common stock. We used the net proceeds to us from the exercise of the underwriters’ over-allotment option to purchase from Goosehead Financial, LLC a number of LLC Units equal to the number of shares of Class A common stock issued pursuant to the exercise of the underwriters’ over-allotment option. In turn, we intend to cause Goosehead Financial, LLC to use the proceeds it receives for general corporate purposes, which may include the repayment of debt.  Between the effective date of the Registration Statement and June 7, 2018, Goosehead Financial, LLC has used approximately $0 of the net proceeds from the exercise of the underwriters’ over-allotment option. None of the net proceeds from the exercise of the underwriters’ over-allotment option were used to make payments, directly or indirectly, to (i) any of our directors, officers or their associates, (ii) any persons owning 10% or more of our common shares or (iii) any of our affiliates. The intended use of the remaining net proceeds has not changed from the information mentioned in the Final Prospectus.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOOSEHEAD INSURANCE, INC.

Date:	June 7, 2018	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	June 7, 2018	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)