Form 10-Q
period 2018-06-30
Goosehead Insurance, Inc.
filed 2018-08-08
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of August 8, 2018, there were 13,533,267 shares of Class A common stock outstanding and 22,746,667 shares of Class B common stock outstanding.

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

•	Contingent Commission: Revenue in the form of contractual payments from Carriers contingent upon several factors, including growth and profitability of the business placed with the Carrier.

•	Corporate Channel: The Corporate Channel distributes insurance through a network of company-owned and financed operations with employees that are hired, trained and managed by Goosehead.

•	Corporate Channel Adjusted EBITDA: Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel, adjusted to exclude equity-based compensation.

•	Franchise Agreement: Agreements governing our relationships with Franchisees.

•
Franchise Channel: The Franchise Channel network consists of Franchisee operations that are owned and managed by Franchisees. These business owners have a contractual relationship with Goosehead to use our processes, training, implementation, systems and back-office support team to place insurance. In exchange, Goosehead is entitled to an Initial Franchise Fee and Royalty Fees.

•
Franchise Channel Adjusted EBITDA: Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items allocable to the Franchise Channel and equity-based compensation.

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$18,938,455	$4,947,671
Restricted cash	616,414	417,911
Commissions and agency fees receivable, net	1,958,539	1,268,172
Receivable from franchisees, net	396,922	564,087
Prepaid expenses	937,826	521,362
Total current assets	22,848,156	7,719,203
Receivable from franchisees, net of current portion	1,841,844	1,360,686
Property and equipment, net of accumulated depreciation	6,934,029	6,845,121
Intangible assets, net of accumulated amortization	241,286	216,468
Other assets	149,806	565,191
Total assets	$32,015,121	$16,706,669
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,305,386	$2,759,241
Premiums payable	616,414	417,911
Unearned revenue	510,000	1,062,050
Dividends payable	—	550,000
Deferred rent	420,850	477,818
Note payable	500,000	500,000
Total current liabilities	6,352,650	5,767,020
Deferred income taxes, net	90,532	—
Deferred rent, net of current portion	4,252,020	3,916,257
Note payable, net of current portion	48,004,034	48,156,340
Total liabilities	58,699,236	57,839,617
Commitments and contingencies (see note 6)
Members’ deficit	—	(41,132,948)
Class A common stock, $.01 par value per share - 300,000,000 shares authorized, 13,533,267 shares issued and outstanding as of June 30, 2018, zero issued and outstanding as of December 31, 2017	135,333	—
Class B common stock, $.01 par value per share - 50,000,000 shares authorized, 22,746,667 issued and outstanding as of June 30, 2018, zero issued and outstanding as of December 31, 2017	227,467	—
Additional paid in capital	89,033,692	—
Accumulated deficit	(7,558,112)	—
Total stockholders' equity and members' deficit	81,838,380	(41,132,948)
Non-controlling interests	(108,522,495)	—
Total equity	(26,684,115)	(41,132,948)
Total liabilities and stockholders' equity	$32,015,121	$16,706,669

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues:
Commissions and agency fees	$8,716,016	$6,854,232	$18,311,592	$13,216,078
Franchise revenues	5,969,392	3,969,912	10,879,920	7,451,028
Interest income	102,304	54,486	185,081	102,473
Total revenues	14,787,712	10,878,630	29,376,593	20,769,579
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation of $26,134,271 for the three and six months ended June 30, 2018 and $184,613 for the three and six months ended 2017)	33,854,619	5,575,415	40,690,044	10,443,062
General and administrative expenses	3,025,695	2,011,268	5,399,317	3,844,867
Bad debts	305,965	323,208	585,654	575,090
Depreciation and amortization	350,548	158,177	687,483	295,834
Total operating expenses	37,536,827	8,068,068	47,362,498	15,158,853
(Loss) Income from operations	(22,749,115)	2,810,562	(17,985,905)	5,610,726
Other Income (Expense):
Other Income	—	3,540,932	—	3,540,932
Interest expense	(972,158)	(527,038)	(1,967,560)	(1,059,753)
(Loss) Income before taxes	(23,721,273)	5,824,456	(19,953,465)	8,091,905
Income tax expense	154,093	—	154,093	—
Net (Loss) Income	(23,875,366)	5,824,456	(20,107,558)	8,091,905
Less: net (loss) income attributable to non-controlling interests	(14,640,985)	5,824,456	(10,873,177)	8,091,905
Net (Loss) Income attributable to Goosehead Insurance, Inc.	$(9,234,381)	$—	$(9,234,381)	$—
Earnings per share:
Basic	$(0.68)	n/a	$(0.68)	n/a
Diluted	$(0.68)	n/a	$(0.68)	n/a
Weighted average shares of Class A common stock outstanding
Basic	13,533,267	n/a	13,533,267	n/a
Diluted	13,533,267	n/a	13,533,267	n/a

Pro forma net income:
Pro forma income before taxes attributable to Goosehead Insurance, Inc.	n/a	2,172,659	n/a	3,018,471
Pro forma income tax expense	n/a	$(519,266)	n/a	$(721,415)
Pro forma net income attributable to Goosehead Insurance, Inc.	n/a	$1,653,393	n/a	$2,297,056

Pro forma earnings per share:
Basic	n/a	$0.12	n/a	$0.17
Diluted	n/a	$0.12	n/a	$0.16
Pro forma weighted average shares of Class A common stock outstanding:
Basic	n/a	13,533,267	n/a	13,533,267
Diluted	n/a	14,329,293	n/a	14,329,293

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Members' deficit	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, December 31, 2017	$(41,132,948)	—	—	$—	$—	$—	$—	$—	$—	$(41,132,948)
Net income prior to the Reorganization Transactions	4,388,937	—	—	—	—	—	—	—	—	4,388,937
Distributions prior to the Reorganization Transactions	(1,278,249)	—	—	—	—	—	—	—	—	(1,278,249)
Balance prior to the Reorganization Transactions	(38,022,260)	—	—	—	—	—	—	—	—	(38,022,260)
Effects of the Reorganization Transactions	38,022,260	—	22,746,667	—	227,467	(132,202,468)	(7,378,625)	(139,353,626)	(12,401,967)	(113,733,333)
Initial non-controlling interest allocation	—	—	—	—	—	97,071,040	—	97,071,040	(97,071,040)	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	13,533,267	—	135,333	—	123,994,257	—	124,129,590	—	124,129,590
Distributions subsequent to initial public offering	—	—	—	—	—	—	(745,000)	(745,000)	—	(745,000)
Net income subsequent to initial public offering	—	—	—	—	—	—	565,513	565,513	950,512	1,516,025
Equity-based compensation subsequent to initial public offering	—	—	—	—	—	259,727	—	259,727	—	259,727
Deferred tax adjustments	—	—	—	—	—	(88,864)	—	(88,864)	—	(88,864)
Balance June 30, 2018	$—	13,533,267	22,746,667	$135,333	$227,467	$89,033,692	$(7,558,112)	$81,838,380	$(108,522,495)	$(26,684,115)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(20,107,558)	$8,091,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687,483	295,834
Bad debt expense	585,654	575,090
Equity-based compensation	26,272,248	—
Deferred income taxes	1,667	—
Changes in operating assets and liabilities:
Commissions and agency fees receivable	(1,113,522)	(366,478)
Receivable from franchisees	(487,344)	(920,310)
Prepaid expenses	(416,464)	(223,101)
Other assets	415,385	(147,344)
Accounts payable and accrued expenses	1,546,144	140,932
Deferred rent	278,795	(79,790)
Premiums payable	198,503	251,515
Unearned revenue	(552,050)	(140,000)
Net cash provided by operating activities	7,308,941	7,478,253
Cash flows from investing activities:
Changes in restricted cash	(198,503)	(251,515)
Proceeds from notes receivable	10,852	288,494
Purchase of software	(79,170)	(93,297)
Purchase of property and equipment	(722,944)	(877,583)
Net cash used for investing activities	(989,765)	(933,901)
Cash flows from financing activities:
Loan origination fees	98,600	66,000
Repayment of note payable	(250,000)	(150,000)
Proceeds from the issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	86,891,920	—
Member distributions	(79,068,912)	(2,565,387)
Net cash provided by (used for) financing activities	7,671,608	(2,649,387)
Net increase in cash and cash equivalents	13,990,784	3,894,965
Cash, beginning of period	4,947,671	3,778,098
Cash, end of period	$18,938,455	$7,673,063

Supplemental disclosures:
Management fee note repayment through issuance of Class A common stock	$37,237,670	$—

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization
On May 1, 2018 Goosehead Insurance, Inc. ("GSHD") completed an initial public offering (the “Offering”) of 9,809,500 shares of Class A common stock at a price of $10.00 per share, which included 1,279,500 shares issued pursuant to the underwriter's over-allotment option. GSHD became the sole managing member of Goosehead Financial, LLC (“GF”). GF was organized on January 1, 2016 as a Delaware Limited Liability Company and is headquartered in Westlake, TX. The operations of GF represent the predecessor to GSHD prior to the Offering, and the consolidated and combined entities of GF are described in more detail below. Information for any periods prior to May 1, 2018 relates to GF and its subsidiaries and affiliates.
GSHD (collectively with its combined and consolidated subsidiaries and affiliates, the “Company”) provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned agencies and franchise units across the nation.
The operations of the corporate-owned units are recorded in Texas Wasatch Insurance Services, L.P. (“TWIS”)—a Texas limited partnership headquartered in Westlake, TX and operating since 2003. TWIS is 99.6% owned by Goosehead Insurance Holdings, LLC (“GIH”), a wholly owned subsidiary of GF. The Company had seven and four corporate-owned locations in operation at June 30, 2018 and 2017, respectively.
The operations of the franchise units are recorded in Goosehead Insurance Agency, LLC (“GIA”)—a Delaware limited liability company headquartered in Westlake, TX and operating since 2011. GIA is 100% owned by GIH. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended June 30, 2018 and 2017, the Company sold 55 and 34 franchise locations, respectively and had 385 and 244 operating franchise locations as of June 30, 2018 and 2017, respectively. No franchises were purchased by the Company during the three months ended June 30, 2018 or 2017.
In connection with the Offering, both Goosehead Management, LLC (“GM”) and Texas Wasatch Insurance Holdings Group LLC (“TWIHG”) became wholly owned indirect subsidiaries of GF. Both GM and TWIHG are non-operating holding companies created to receive management fees from the operating entities TWIS and GIA.
All intercompany accounts and transactions have been eliminated in consolidation of GF.
Reorganization Transactions
In connection with the Offering, the company completed the following transactions (the "Reorganization Transactions"):

•
The GF limited liability company agreement was amended to, among other things, i) appoint GSHD as the sole managing member of GF and ii) modify the capital structure of GF by reclassifying the interests previously held by Pre-IPO LLC Members into a single new class of non-voting LLC Units.

•
GSHD was authorized to issue two classes of common stock. 9,809,500 shares of Class A common stock were issued pursuant to the Offering, including the underwriters' over-allotment option. 22,746,667 shares of Class B common stock were issued to the Pre-IPO LLC Members in an amount equal to the number of LLC Units held by each such Pre-IPO LLC Member in exchange for certain management rights of GF. Each share of Class A common stock and Class B common stock entitles its holder to one vote per share on all matters submitted to a vote of GSHD's stockholders. Each share of Class B common stock can be exchanged for one share of Class A common stock or, at GSHD's discretion, a cash payment equal to the volume weighted average market price of one share of Class A common stock, thus canceling the share of Class B common stock on a one-for-one basis.

•
The Goosehead Management Holders and Texas Wasatch Holders indirectly transferred their ownership interests in GM and TWIHG, respectively, to GSHD in exchange for the Goosehead Management Note and Texas Wasatch Note. The aggregate principal amount of the Goosehead Management Note and the Texas Wasatch Note was approximately $114 million. Because the net proceeds from the Offering were insufficient to repay the aggregate principal amount of the notes, 3,723,767 shares of Class A common stock were issued to the Goosehead Management Holders and the Texas Wasatch Holders for the difference. GSHD contributed direct and indirect ownership interests in each of TWIHG and GM to GF.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Following completion of the Reorganization Transactions and the Offering, GSHD owns 37.3% of GF and the Pre-IPO LLC Members own the remaining 62.7%. GSHD is the sole managing member of GF and, although GSHD holds a minority economic interest in GF, GSHD has the sole voting power and control of management of GF. Accordingly, GSHD consolidates the financial results of GF and reports non-controlling interest in GSHD's consolidated financial statements.

Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2018, and the condensed consolidated results of operations, and cash flows for the periods ended June 30, 2018 and 2017. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated and Combined Financial Statements that are included in the Final Prospectus.
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

Capitalized IPO Related Costs

In connection with the Offering, the Company incurred costs which were recorded in other assets on the condensed consolidated balance sheet. Upon completion of the Offering, these deferred costs were charged against the proceeds from the Offering with a corresponding reduction to additional paid-in capital. There were $0 and $170 thousand of IPO related costs included in other assets at June 30, 2018 and December 31, 2017, respectively.

Income Taxes

Prior to the Offering, GF was treated as a partnership for U.S. federal and applicable state and local income tax purposes. As a partnership, GF's taxable income or loss was included in the taxable income of its members. Accordingly, no income tax expense was recorded for federal and state and local jurisdictions for periods prior to the Offering.
In connection with the Offering completed on May 1, 2018, the Company became a taxable entity.
Recently Issued Accounting Pronouncements
Statement of Cash Flows (ASU 2016-18): This standard requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted Cash. As such, upon adoption, the Company’s consolidated statement of cash flows will show the sources and uses of cash that explain the movement in the balance of cash and cash equivalents, inclusive of restricted cash, over the period presented. As an emerging growth company (“EGC”), the standard will become effective for the Company January 1, 2019. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements.
Statement of Cash Flows (ASU 2016-15): This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified and applies to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The standard will become effective for the Company on January 1, 2019. The Company has evaluated the impact of ASU 2016-15 and has determined the impact to be immaterial. The Company does not, at this time, engage in the activities being addressed by the standard.
Revenue from Contracts with Customers (ASU 2014-09): This standard supersedes the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the standard is

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also requires significantly more comprehensive disclosures than the existing standard. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. This standard may be adopted using either a retrospective or modified retrospective method. According to the superseding standard ASU 2015-14 that deferred the effective dates of the preceding, the standard will become effective for the Company January 1, 2019. The Company is currently in the process of evaluating the impact this standard is expected to have on the consolidated financial statements and expects to adopt the modified retrospective method. The Company expects a material change in the timing of when Contingent Commissions and Initial Franchise Fees are recorded as revenue. As the Company continues the evaluation during 2018, specifically as it relates to revenue recognition (commissions, contingent commissions, and franchise fees, among others), cost deferrals, and systems and processes, the Company will further clarify the expected material impact of the adoption of the standard when it becomes known.
Leases (ASU 2016-02): This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach, with the option to elect various practical expedients. Early adoption is permitted. The standard will become effective for the Company January 1, 2020. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements.
3. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following at June 30, 2018 and December 31, 2017:

	June 30	December 31
	2018	2017
Franchise fees receivable	$3,494,516	$2,501,000
Less: Unamortized discount	(1,226,136)	(823,391)
Less: Allowance for uncollectible franchise fees	(453,730)	(335,522)
Total franchise fees receivable	$1,814,650	$1,342,087
Activity in the allowance for uncollectible franchise fees was as follows:

Balance at December 31, 2016	$193,204
Charges to bad debts	143,364
Write offs	(34,650)
Balance at June 30, 2017	$301,918

Balance at December 31, 2017	$335,522
Charges to bad debts	162,499
Write offs	(44,291)
Balance at June 30, 2018	$453,730

4. Allowance for Uncollectible Agency Fees

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Activity in the allowance for uncollectible agency fees was as follows:

Balance at December 31, 2016	$166,681
Charges to bad debts	291,233
Write offs	(275,850)
Balance at June 30, 2017	$182,064

Balance at December 31, 2017	$182,509
Charges to bad debts	423,155
Write offs	(382,192)
Balance at June 30, 2018	$223,472

5. Note Payable
On October 27, 2016, GF entered into a credit agreement consisting of a revolving credit facility used for general liquidity and working capital and a note payable used to pay off existing debt and fund a distribution to members.
The $3,000,000 revolving credit facility accrues interest on amounts drawn at LIBOR plus 5.50%. At June 30, 2018 and December 31, 2017, GSHD and GF, respectively, had a letter of credit of $500,000 applied against the maximum borrowing availability, at an interest rate of 5.50%, thus amounts available to draw totaled $2,500,000. No interest was paid during the six months ended June 30, 2018 or during 2017 on the revolving credit facility. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The note payable on the consolidated balance sheets includes a $50,000,000 term note payable in quarterly installments of $125,000 with a balloon payment of $47,250,000 on October 27, 2022. Interest is calculated at LIBOR plus 5.50% (7.59% and 6.45% at June 30, 2018 and December 31, 2017), and the note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. The balance of the note payable was $49,375,000, of which $500,000 was current, and $49,625,000, of which $500,000 was current, at June 30, 2018 and December 31, 2017, respectively.
Included as a reduction to the note payable are capitalized loan origination fees, the unamortized balance of which was $870,967 and $969,567 as of June 30, 2018 and December 31, 2017, respectively. The amortization of these loan origination fees is included in interest expense and totaled $49,300 and $98,600 for the three and six months ended June 30, 2018, respectively, and $33,000 and $66,000 for the three and six months ended June 30, 2017, respectively.
Maturities of note payable for the next five years are as follows:

Amount
As of June 30, 2018:
2018	$250,000
2019	500,000
2020	500,000
2021	500,000
2022	47,625,000
$49,375,000
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of June 30, 2018 and December 31, 2017, GSHD and GF, respectively, were in compliance with these covenants. Because of both instruments’ origination date and variable interest rate, the note

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

payable balance at June 30, 2018 and December 31, 2017, approximates fair value using Level 2 inputs, described below.
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
The Company refinanced its credit facilities on August 3, 2018. See "Note 13: Subsequent Events" under Part I, Item 1 of this Form 10-Q.
6. Commitments and Contingencies
The Company leases its facilities under non-cancelable operating leases, expiring in various years through 2029. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year.
The following is a schedule of future minimum lease payments as of June 30, 2018:

Amount
2018	$679,704
2019	1,317,199
2020	1,780,670
2021	1,854,344
2022	1,699,678
2023-2029	8,356,742
$15,688,337
7. Income Taxes
As a result of the Reorganization Transactions and the Offering, GSHD became the sole managing member of GF, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, GF is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by GF is passed through to and included in the taxable income or loss of its members, including GSHD, on a pro rata basis. GSHD is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to GSHD's allocable share of income of GF.
Income tax expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(Loss) Income before taxes	$(23,721,273)	$5,824,456	$(19,953,465)	$8,091,905
Less: income prior to the Reorganization Transactions	(621,127)	(5,824,456)	(4,388,937)	(8,091,905)
Less: income attributable to non-controlling interests	15,262,112	—	15,262,114	—
(Loss) Income attributable to Goosehead Insurance, Inc. before taxes	$(9,080,288)	$—	$(9,080,288)	$—

Income taxes at U.S. federal statutory rate	(1,908,381)	—	(1,908,381)	—
State and local income taxes, net of federal benefit	11,608	—	11,608	—
Permanent differences	2,050,866	—	2,050,866	—
Income tax expense	$154,093	$—	$154,093	$—

Deferred tax assets and liabilities
The components of deferred tax assets and liabilities are as follows:

	June 30, 2018	December 31, 2017
Investment in partnership	(90,532)	—
Net deferred tax asset (liability)	$(90,532)	$—
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of June 30, 2018.
Tax Receivable Agreement
GF intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units and corresponding Class B common stock for shares of Class A common stock occurs. Future taxable redemptions or exchanges are expected to result in tax basis adjustments to the assets of GF that will be allocated to the Company and thus produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. The anticipated tax basis adjustments are expected to reduce the amount of tax that GSHD would otherwise be required to pay in the future.
GSHD entered into a tax receivable agreement with the Pre-IPO LLC Members on May 1, 2018 that provides for the payment by GSHD to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that GSHD actually realizes as a result of (i) any increase in tax basis in GSHD's assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement.
During the three and six month period ended June 30, 2018, no distributions or redemptions were made that triggered an increase in GSHD's tax basis.

8. Other Income
On June 1, 2017, GF executed a buyout agreement with a franchisee per the terms of a franchise agreement executed in 2014. As part of the buyout, the departing franchisee purchased Goosehead’s economic interests in future royalty fees. Goosehead recognized a $3.5 million gain on the transaction in June 2017 which is included in Other income on the consolidated statement of income.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 13,533,267 shares of its Class A common stock outstanding at June 30, 2018. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.

Class B Common Stock
GSHD has a total of 22,746,667 shares of its Class B common stock outstanding at June 30, 2018. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Non-Controlling Interests
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
Under the amended and restated Goosehead Financial, LLC Agreement, the Pre-IPO LLC Members have the right, from and after the completion of the Offering (subject to the terms of the amended and restated Goosehead Financial, LLC Agreement), to require GSHD to redeem all or a portion of their LLC Units for, at GSHD's election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of GSHD's Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the amended and restated Goosehead Financial, LLC Agreement. Additionally, in the event of a redemption request by a Pre-IPO LLC Member, GSHD may, at its option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. Shares of Class B common stock will be cancelled on a one-for-one basis if GSHD, at the election of a Pre-IPO LLC Member, redeems or exchanges LLC Units of such Pre-IPO LLC Member pursuant to the terms of the amended and restated Goosehead Financial, LLC Agreement. Except for transfers to GSHD pursuant to the amended and restated Goosehead Financial, LLC Agreement or to certain permitted transferees, the Pre-IPO LLC Members are not permitted to sell, transfer or otherwise dispose of any LLC Units or shares of Class B common stock.
The following table summarizes the ownership interest in GF as of June 30, 2018.

	June 30, 2018
	LLC Units	Ownership %
Number of LLC Units held by Goosehead Insurance, Inc.	13,533,267	37.3%
Number of LLC Units held by non-controlling interest holders	22,746,667	62.7%
Number of LLC Units outstanding	36,279,934	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2018 was 62.7%. All net income prior to the Offering is attributed to non-controlling interest holders.
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and six months ended June 30, 2018, divided by the basic weighted average number of

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Class A common stock as of June 30, 2018. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. We have not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Numerator:
Net loss before taxes	$(23,721,273)	$(19,953,465)
Less: net loss attributable to non-controlling interests	(14,640,985)	(10,873,177)
Loss before taxes attributable to Goosehead Insurance, Inc.	(9,080,288)	(9,080,288)
Less: income tax expense	154,093	154,093
Net loss attributable to Goosehead Insurance, Inc.(1)	$(9,234,381)	$(9,234,381)
Denominator:
Weighted average shares of Class A common stock outstanding	13,533,267	13,533,267
Effect of dilutive securities:
Stock options(2)	—	—
Weighted average shares of Class A common stock outstanding - diluted	13,533,267	13,533,267

Earnings per share of Class A common stock - basic	$(0.68)	$(0.68)
Earnings per share of Class A common stock - diluted	$(0.68)	$(0.68)
(1) Net income attributable to Goosehead Insurance, Inc. excludes all net income prior to the Offering.
(2) 1,649,866 stock options were excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive, as we recorded a net loss for the three and six months ended June 30, 2018.
The following table sets forth the calculation of pro forma basic EPS based on pro forma net income attributable to GSHD for the three and six months ended June 30, 2017, divided by the pro forma basic weighted average number of Class A common stock as of June 30, 2017. Pro forma diluted earnings per share of Class A common stock is computed by dividing pro forma net income attributable to GSHD by the pro forma weighted average number of shares of Class A common stock outstanding adjusted to give effect to pro forma potentially dilutive securities.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Numerator:
Net income	$5,824,456	$8,091,905
Less: pro forma net income attributable to non-controlling interests	3,651,797	5,073,434
Pro forma income before taxes attributable to Goosehead Insurance, Inc.	2,172,659	3,018,471
Less: pro forma income tax expense	519,266	721,415
Pro forma net income attributable to Goosehead Insurance, Inc.	$1,653,393	$2,297,056
Denominator:
Pro forma weighted average shares of Class A common stock outstanding - basic	13,533,267	13,533,267
Pro forma effect of dilutive securities:
Pro forma stock options	796,026	796,026
Pro forma weighted average shares of Class A common stock outstanding - diluted	14,329,293	14,329,293

Pro forma earnings per share of Class A common stock - basic	$0.12	$0.17
Pro forma earnings per share of Class A common stock - diluted	$0.12	$0.16

10. Equity-Based Compensation
A summary of equity-based compensation expense during the three and six months ended June 30, 2018 and June 30, 2017 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Class B unit compensation	$26,134,272	$184,613	$26,134,272	$184,613
Stock options	259,727	—	259,727	—
Equity-based compensation expense	$26,393,999	$184,613	$26,393,999	$184,613
Class B unit compensation:
Prior to the Offering, certain Pre-IPO LLC Members held non-vesting and non-voting Class B units. In accordance with accounting guidance, any dividends paid to Class B unit holders are recognized as compensation expense when declared, as the Class B non-vesting units are considered to be a non-substantive class of equity. Dividends paid to Class B unit holders prior to the Offering, included in employee compensation and benefits, totaled $122 thousand for the three and six months ended June 30, 2018 and $185 thousand for the three and six ended June 30, 2017.
In connection with the Reorganization Transactions, immediately prior to the Offering, historical Class B interests in TWIHG and GM vested by converting to the Texas Wasatch Note and Goosehead Management Note, respectively, paid with a combination of proceeds from the Offering and shares of Class A common stock. This conversion changed the nature of the Class B interests from a profit sharing arrangement to a substantive class of equity and were expensed under the guidance of ASC 718. At the Offering price of $10.00 per share, GSHD incurred total compensation expense of $6.2 million in connection with the conversion. Class B interests in GF were also deemed vested by converting, along with all pre-offering Class A equity, on a one-to-one basis with the number of LLC units previously owned, to both LLC Units and shares of Class B common stock. This conversion changed the nature of the Class B interests from a profit sharing arrangement to a substantive class of equity and were expensed under the guidance of ASC 718. At the initial public offering price of $10.00 per share, the Company issued a total of 1,978,058 LLC Units and shares of Class B common stock and incurred total compensation expense of $19.8 million as part of the conversion.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Stock options:
In connection with the IPO, GSHD granted 1,649,866 options to directors and certain employees. The stock options were granted with a strike price of $10.00 per share (the initial public offering price). The 364,866 director stock options vest quarterly over a three year period, and the 1,285,000 employee stock options vest annually from 2020 to 2022. The grant date fair value was determined using the Black-Scholes valuation model using the following assumptions:

Expected volatility	25%
Expected dividend yield	—%
Expected term (in years)	5.95
Risk-free interest rate	2.59%
GSHD will recognize the total compensation expense of $5.2 million related to such option grants on a straight-line basis over the requisite service period of the award recipient (three years for directors and four years for certain employees).
In April 2018, GSHD adopted the Omnibus Incentive Plan, which reserved 1,500,000 shares of Class A Common Stock for delivery to directors, officers, and managing directors in connection with future awards granted under the plan. GSHD also adopted an Employee Stock Purchase Plan, which reserved 20,000 shares of Class A Common Stock for delivery to employees. There were no shares outstanding on either of these plans at June 30, 2018.
11. Segment Information
The Company has two reportable segments: Corporate Channel and Franchise Channel. The Corporate Channel consists of company-owned and financed operations with employees who are hired, trained, and managed by Goosehead. The Franchise Channel network consists of franchisee operations that are owned and managed by individual business owners. These business owners have a contractual relationship with Goosehead to use the Company's processes, systems, and back-office support team to sell insurance and manage their business. In exchange, Goosehead is entitled to an initial franchise fee and ongoing royalty fees. Allocations of contingent commissions and certain operating expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. The Company’s chief operating decision maker uses earnings before interest, income taxes, depreciation and amortization, adjusted to exclude equity-based compensation and other income (“Adjusted EBITDA”) as a performance measure to manage resources and make decisions about the business. Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no intersegment sales, only interest income and interest expense related to an intersegment line of credit, all of which eliminate in consolidation. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including equity-based compensation, certain legal expenses and interest related to the note payable.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Corporate Channel	Franchise Channel	Other	Total
Three months ended June 30, 2018:
Revenues:
Commissions and fees	$8,525,189	$190,827	$—	$8,716,016
Franchise revenues	—	5,969,392	—	5,969,392
Interest income	—	102,304	—	102,304
Total	8,525,189	6,262,523	—	14,787,712
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	4,608,735	2,851,885	—	7,460,620
General and administrative expenses	1,793,893	1,112,789	119,013	3,025,695
Bad debts	217,487	88,478	—	305,965
Total	6,620,115	4,053,152	119,013	10,792,280
Adjusted EBITDA	1,905,074	2,209,371	(119,013)	3,995,432
Equity-based compensation	—	—	(26,393,999)	(26,393,999)
Interest expense	—	—	(972,158)	(972,158)
Depreciation and amortization	(238,086)	(112,462)	—	(350,548)
Income tax expense	—	—	(154,093)	(154,093)
Net (loss) income	$1,666,988	$2,096,909	$(27,639,263)	$(23,875,366)
At June 30, 2018:
Total Assets	$12,823,537	$6,146,738	$13,044,846	$32,015,121

	Corporate Channel	Franchise Channel	Other	Total
Three months ended June 30, 2017:
Revenues:
Commissions and fees	$6,517,864	$336,368	$—	$6,854,232
Franchise revenues	—	3,969,912	—	3,969,912
Interest income	—	54,486	—	54,486
Total	6,517,864	4,360,766	—	10,878,630
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	3,266,789	2,124,013	—	5,390,802
General and administrative expenses	1,169,317	831,577	10,374	2,011,268
Bad debts	179,844	143,364	—	323,208
Total	4,615,950	3,098,954	10,374	7,725,278
Adjusted EBITDA	1,901,914	1,261,812	(10,374)	3,153,352
Other income (expense)	—	3,540,932	—	3,540,932
Equity-based compensation	—	—	(184,613)	(184,613)
Interest expense	—	—	(527,038)	(527,038)
Depreciation and amortization	(131,104)	(27,073)	—	(158,177)
Income tax expense	—	—	—	—
Net (loss) income	$1,770,810	$4,775,671	$(722,025)	$5,824,456
At June 30, 2017:
Total Assets	$3,801,297	$3,384,357	$7,123,896	$14,309,550

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Corporate Channel	Franchise Channel	Other	Total
Six months ended June 30, 2018:
Revenues:
Commissions and fees	$16,380,854	$1,930,738	$—	$18,311,592
Franchise revenues	—	10,879,920	—	10,879,920
Interest income	—	185,081	—	185,081
Total	16,380,854	12,995,739	—	29,376,593
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	8,653,323	5,642,722	—	14,296,045
General and administrative expenses	3,421,769	1,857,931	119,617	5,399,317
Bad debts	423,155	162,499	—	585,654
Total	12,498,247	7,663,152	119,617	20,281,016
Adjusted EBITDA	3,882,607	5,332,587	(119,617)	9,095,577
Equity-based compensation	—	—	(26,393,999)	(26,393,999)
Interest expense	—	—	(1,967,560)	(1,967,560)
Depreciation and amortization	(474,268)	(213,215)	—	(687,483)
Income tax expense	—	—	(154,093)	(154,093)
Net (loss) income	$3,408,339	$5,119,372	$(28,635,269)	$(20,107,558)
At June 30, 2018:
Total Assets	$12,823,537	$6,146,738	$13,044,846	$32,015,121

	Corporate Channel	Franchise Channel	Other	Total
Six months ended June 30, 2017:
Revenues:
Commissions and fees	$12,066,969	$1,149,109	$—	$13,216,078
Franchise revenues	—	7,451,028	—	7,451,028
Interest income	—	102,473	—	102,473
Total	12,066,969	8,702,610	—	20,769,579
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	6,117,480	4,140,969	—	10,258,449
General and administrative expenses	2,293,889	1,525,720	25,258	3,844,867
Bad debts	291,233	283,857	—	575,090
Total	8,702,602	5,950,546	25,258	14,678,406
Adjusted EBITDA	3,364,367	2,752,064	(25,258)	6,091,173
Other income (expense)	—	3,540,932	—	3,540,932
Equity-based compensation	—	—	(184,613)	(184,613)
Interest expense	—	—	(1,059,753)	(1,059,753)
Depreciation and amortization	(245,341)	(50,493)	—	(295,834)
Income tax expense	—	—	—	—
Net (loss) income	$3,119,026	$6,242,503	$(1,269,624)	$8,091,905
At June 30, 2017:
Total Assets	$3,801,297	$3,384,357	$7,123,896	$14,309,550

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

12. Litigation
From time to time, GSHD may be involved in various legal proceedings, lawsuits and claims incidental to the conduct of the Company's business. The amount of any loss from the ultimate outcomes is not probable or reasonably estimable. It is the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company.
13. Subsequent Events
On August 3, 2018, the Company refinanced its $3.0 million revolving credit facility and $50.0 million term note payable to a $13.0 million revolving credit facility and $40.0 million term note payable in order to obtain a more favorable interest rate on the outstanding debt. The Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities an additional $50.0 million.
The $13.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At August 3, 2018, the Company had $10.0 million drawn against the revolver. At August 3, 2018, the Company had a letter of credit of $500,000 applied against the maximum borrowing availability, thus amounts available to draw totaled $2,500,000. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.

The $40.0 million term note is payable in quarterly installments of $500,000 the first twelve months, $750,000 the next twelve months, and $1,250,000 the last twelve months, with a balloon payment on August 3, 2021, and the note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175.0 bps
> 1.50x	LIBOR + 200.0 bps
> 2.50x	LIBOR + 225.0 bps
> 3.50x	LIBOR + 250.0 bps
Maturities of note payable for the next four years are as follows:

Amount
As of August 3, 2018:
2018	$1,000,000
2019	2,500,000
2020	4,000,000
2021	32,500,000
$40,000,000
The loan origination fees will be reflected as a reduction to the note balance and will be amortized through interest expense over three years (the term of the note payable). The amortization of these loan origination fees is included in interest expense. As part of the refinancing, $871 thousand of prior capitalized loan origination fees will be recognized as interest expense in the third quarter of 2018.
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of August 3, 2018, the Company was in compliance with these covenants.

Item 2: Management’s discussion and analysis of financial condition and results of operations

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in the Final Prospectus.
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
The following discussion contains references to the three and six months ended June 30, 2018 and June 30, 2017, which represents the consolidated and combined financial results of our predecessor Goosehead Financial, LLC and its subsidiaries Texas Wasatch Insurance Services, LP, Goosehead Insurance Agency, LLC and its affiliates Goosehead Management, LLC and Texas Wasatch Insurance Holdings Group, LLC.
Financial Highlights for the Second Quarter of 2018:

•	Total revenue increased 36% from the second quarter of 2017 to $14.8 million

•	Commissions and Agency fee revenues increased 27% from the second quarter of 2017 to $8.7 million

•	Franchise revenues increased 50% from the second quarter of 2017 to $6.0 million

•	Income from operations decreased 909% from the second quarter of 2017 to a loss of $22.7 million, or 154% of total revenues

•	Net income decreased by 510% from the second quarter of 2017 to a loss of $23.9 million

•	Adjusted EBITDA*, a non-GAAP measure, increased 27% from the second quarter of 2017 to $4.0 million, or 27% of total revenues

•	Corporate Channel Adjusted EBITDA increased 0% from the second quarter of 2017 to $1.9 million, or 22% of Corporate Channel revenues

•	Franchise Channel Adjusted EBITDA increased 75% from the second quarter of 2017 to $2.2 million, or 35% of Franchise channel revenues

•	Policies in Force increased 49% from June 30, 2017 to 282,369 at June 30, 2018

•	Corporate sales headcount increased 74% from June 30, 2017 to 148 at June 30, 2018

◦	As of June 30, 2018, 93 of these Corporate sales agents had less than one year of tenure and 55 had greater than one year of tenure

•	Operating franchises increased 58% from June 30, 2017 to 385 at June 30, 2018

◦	In Texas as of June 30, 2018, 45 operating franchisees had less than one year of tenure and 159 operating franchisees had greater than one year of tenure.

◦	Outside of Texas as of June 30, 2018, 130 operating franchisees had less than one year of tenure and 51 had greater than one year of tenure.
*Adjusted EBITDA is a non-GAAP measure. Reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure presented in accordance with GAAP, is set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-Q.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and six months ended June 30, 2018 and June 30, 2017. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

Three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30
	2018		2017
Revenues:
Commissions and agency fees	$8,716,016	59%	$6,854,232	63%
Franchise revenues	5,969,392	40%	3,969,912	36%
Interest income	102,304	1%	54,486	1%
Total revenues	14,787,712	100%	10,878,630	100%
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation of $26,134,271 for the three and six months ended June 30, 2018 and $184,613 for the three and six months ended 2017)	33,854,619	90%	5,575,415	69%
General and administrative expenses	3,025,695	8%	2,011,268	25%
Bad debts	305,965	1%	323,208	4%
Depreciation and amortization	350,548	1%	158,177	2%
Total operating expenses	37,536,827	100%	8,068,068	100%
(Loss) Income from operations	(22,749,115)		2,810,562
Other Income (Expense):
Other Income	—		3,540,932
Interest expense	(972,158)		(527,038)
(Loss) Income before taxes	(23,721,273)		5,824,456
Income tax expense	154,093		—
Net (Loss) Income	(23,875,366)		5,824,456
Less: net (loss) income attributable to non-controlling interests	(14,640,985)		5,824,456
Net (Loss) Income attributable to Goosehead Insurance, Inc.	$(9,234,381)		$—

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30
	2018		2017
Revenues:
Commissions and agency fees	$18,311,592	62%	$13,216,078	64%
Franchise revenues	10,879,920	37%	7,451,028	36%
Interest income	185,081	1%	102,473	—%
Total revenues	29,376,593	100%	20,769,579	100%
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation of $26,134,271 for the three and six months ended June 30, 2018 and $184,613 for the three and six months ended 2017)	40,690,044	86%	10,443,062	69%
General and administrative expenses	5,399,317	11%	3,844,867	25%
Bad debts	585,654	1%	575,090	4%
Depreciation and amortization	687,483	1%	295,834	2%
Total operating expenses	47,362,498	100%	15,158,853	100%
(Loss) Income from operations	(17,985,905)		5,610,726
Other Income (Expense):
Other Income	—		3,540,932
Interest expense	(1,967,560)		(1,059,753)
(Loss) Income before taxes	(19,953,465)		8,091,905
Income tax expense	154,093		—
Net (Loss) Income	(20,107,558)		8,091,905
Less: net (loss) income attributable to non-controlling interests	(10,873,177)		8,091,905
Net (Loss) Income attributable to Goosehead Insurance, Inc.	$(9,234,381)		$—

Revenues
For the three months ended June 30, 2018, revenue increased by 36% to $14.8 million from $10.9 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, revenue increased by 41% to $29.4 million from $20.8 million for the six months ended June 30, 2017.
Commissions and agency fees

	Three Months Ended June 30			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
New Business Revenue (Corporate)	$2,310,878	$1,360,378	70%	$4,109,731	$2,365,193	74%
Agency Fees	1,353,382	870,668	55%	2,452,518	1,599,663	53%
Renewal Revenue (Corporate)	4,827,330	4,105,697	18%	8,730,521	7,258,729	20%
Contingent Commissions (Corporate)	33,599	181,121	(81)%	1,088,084	843,384	29%
Contingent Commissions (Franchise)	190,827	336,368	(43)%	1,930,738	1,149,109	68%
Commissions and agency fees	$8,716,016	$6,854,232	27%	$18,311,592	$13,216,078	39%
New Business Revenue (Corporate) increased by $1.0 million, or 70%, to $2.3 million for the three months ended June 30, 2018 from $1.4 million for the three months ended June 30, 2017, and increased by $1.7 million, or 74%, to $4.1 million for the six months ended June 30, 2018 from $2.4 million for the six months ended June 30, 2017. Revenue from Agency Fees increased by $0.5 million, or 55%, to $1.4 million for the three months ended June 30, 2018 from $0.9 million for the three months ended June 30, 2017, and increased by $0.9 million, or 53%, to $2.5 million for the six months ended June 30, 2018 from $1.6 million for the six months ended June 30, 2017. These increases were primarily attributable to an increase in total sales agent head count to 148 at June 30, 2018, from 85 at June 30, 2017, a 74% increase.

Renewal Revenue (Corporate) increased by $722 thousand or 18%, to $4.8 million for the three months ended June 30, 2018 from $4.1 million for the three months ended June 30, 2017, and increased by $1.5 million or 20%, to $8.7 million for the six months ended June 30, 2018 from $7.3 million for the six months ended June 30, 2017. These increases are primarily attributable to an increase in the number of policies in the renewal term from June 30, 2017 to 2018.
Revenue from Contingent Commissions in the Corporate Channel decreased by $148 thousand, or 81%, to $34 thousand for the three months ended June 30, 2018 from $181 thousand for the three months ended June 30, 2017, and increased by $245 thousand, or 29%, to $1.1 million for the six months ended June 30, 2018 from $843 thousand for the six months ended June 30, 2017. The decrease between the three month periods is due to the timing of the receipt of Contingent Commissions, as the Company typically receives the majority of contingent commissions during the first quarter of each year. The increase between the six month periods is primarily attributable to the increase in Total Written Premium from June 30, 2017 to 2018.
Revenue from Contingent Commissions in the Franchise Channel decreased $146 thousand, or 43% to $191 thousand for the three months ended June 30, 2018 from $336 thousand for the three months ended June 30, 2017, and increased $782 thousand, or 68% to $1.9 million for the six months ended June 30, 2018 from $1.1 million for the six months ended June 30, 2017. The decrease between the three month periods is due to the timing of the receipt of Contingent Commissions, as the Company typically receives the majority of contingent commissions during the first quarter of each year. The increase between the six month periods is primarily attributable to the increase in Total Written Premium from June 30, 2017 to 2018.
Franchise revenues

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
New Business Royalty Fees	$1,322,834	$879,346	50%	$2,276,542	$1,573,550	45%
Renewal Royalty Fees	3,106,558	2,030,566	53%	5,393,378	3,557,478	52%
Initial Franchise Fees	1,540,000	1,060,000	45%	3,210,000	2,320,000	38%
Franchise revenues	$5,969,392	$3,969,912	50%	$10,879,920	$7,451,028	135%

Revenue from New Business Royalty Fees increased by $0.4 million, or 50%, to $1.3 million for the three months ended June 30, 2018 from $0.9 million for the three months ended June 30, 2017, and increased by $0.7 million, or 45%, to $2.3 million for the six months ended June 30, 2018 from $1.6 million for the six months ended June 30, 2017. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises from June 30, 2017 to 2018.
Revenue from Renewal Royalty Fees increase by $1.1 million, or 53%, to $3.1 million, for the three months ended June 30, 2018 from $2.0 million for the three months ended June 30, 2017 , and increased by $1.8 million, or 52%, to $5.4 million for the six months ended June 30, 2018 from $3.6 million for the six months ended June 30, 2017. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term, and the higher Royalty Fee rate on renewal business compared to new business (50% vs. 20%, respectively).
Revenues from Initial Franchise Fees increased by $480 thousand, or 45%, to $1.5 million for the three months ended June 30, 2018 from $1.1 million for the three months ended June 30, 2017, and increased by $890 thousand, or 38%, to $3.2 million for the six months ended June 30, 2018 from $2.3 million for the six months ended June 30, 2017. The increase in revenue from Initial Franchise Fees was attributable to an increase in the total number of franchises that attended training from the three and six months ended June 30, 2017 to 2018.

Interest income
Interest income increased by $48 thousand, or 88%, to $102 thousand for the three months ended June 30, 2018 from $54 thousand for the three months ended June 30, 2017, and increased by $83 thousand, or 81%, to $185 thousand for the six months ended June 30, 2018 from $102 thousand for the six months ended June 30, 2017. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.

Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $28.3 million, or 507%, to $33.9 million for the three months ended June 30, 2018 from $5.6 million for the three months ended June 30, 2017, and increased by $30.2 million, or 290%, to $40.7 million for the six months ended June 30, 2018 from $10.4 million for the six months ended June 30, 2017. This increase was primarily attributable to a $25.9 million increase in Class B unit compensation (of which $19.8 million was non-cash vesting of certain Pre-IPO LLC members' equity), a $260 thousand increase in non-cash stock option expense and an increase in total headcount from the three and six months ended June 30, 2017 to the three and six months ended June 30, 2018, respectively.
General and administrative expenses
General and administrative expenses increased by $1.0 million, or 50%, to $3.0 million for the three months ended June 30, 2018 from $2.0 million for the three months ended June 30, 2017, and increased by $1.6 million, or 40%, to $5.4 million for the six months ended June 30, 2018 from $3.8 million for the six months ended June 30, 2017. This increase was primarily attributable to higher costs associated with an increase in operating franchises and employees, as well as higher rent expense at our new corporate headquarters.
Bad debts
Bad debts decreased by $17 thousand, or 5%, to $306 thousand for the three months ended June 30, 2018 from $323 thousand for the three months ended June 30, 2017, and increased by $11 thousand, or 2%, to $586 thousand for the six months ended June 30, 2018 from $575 thousand for the six months ended June 30, 2017.
Depreciation and amortization
Depreciation and amortization increased by $192 thousand, or 122%, to $351 thousand for the three months ended June 30, 2018 from $158 thousand for the three months ended June 30, 2017, and increased by $392 thousand, or 132%, to $687 thousand for the six months ended June 30, 2018 from $296 thousand for the six months ended June 30, 2017. This increase was primarily attributable to the increase in fixed assets during the same period, including expansion of existing corporate offices and hardware for additional employees hired.
Interest expense
Interest expenses increased by $445 thousand, or 84%, to $972 thousand for the three months ended June 30, 2018 from $527 thousand for the three months ended June 30, 2017, and increased by $908 thousand, or 86%, to $2.0 million for the six months ended June 30, 2018 from $1.1 million for the six months ended June 30, 2017. This increase was primarily attributable to the additional Term Loan balance added in 2017.
Segment Adjusted EBITDA
Corporate Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel.
Corporate Channel Adjusted EBITDA increased by $3 thousand, or 0%, to $1.9 million for the three months ended June 30, 2018 from $1.9 million for the three months ended June 30, 2017, and increased by $518 thousand, or 15%, to $3.9 million for the six months ended June 30, 2018 from $3.4 million for the six months ended June 30, 2017. This increase is primarily attributable higher New Business Revenue (Corporate) from increased hiring and agent ramp-up, plus an increase in more profitable Renewal Revenue (Corporate), as described above, offset by a decrease in Contingent Commissions received due to timing and an increase in employee compensation and benefits from additional hiring.

Franchise Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items.
Franchise Channel Adjusted EBITDA increased by $948 thousand, or 75%, to $2.2 million for the three months ended June 30, 2018 from $1.3 million for the three months ended June 30, 2017, and increased by $2.6 million, or 94%, to $5.3 million for the six months ended June 30, 2018 from $2.8 million for the six months ended June 30, 2017. This increase is primarily attributable to an increase in Initial Franchise Fees and New Business Revenue from an increase in operating agencies, an increase in more profitable Renewal Revenue, and an increase in Contingent Commissions, as described above.

Neither of Franchise Channel Adjusted EBITDA or Corporate Channel Adjusted EBITDA includes equity-based compensation, which is recorded at the consolidated level.

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
For the three and six months ended June 30, 2018, we had $132.6 million and $233.6 million in Total Written Premium, respectively, representing a 52% and 48% increase, compared to $87.5 million and $158.2 million for the three and six months ended June 30, 2017, respectively.

	Three Months Ended June 30		% Change
	2018	2017
Corporate Channel Total Written Premium	$49,346,910	$36,481,993	35%
Franchise Channel Total Written Premium	83,301,764	51,012,696	63%
Total Written Premium	$132,648,674	$87,494,689	52%

	Six Months Ended June 30		% Change
	2018	2017
Corporate Channel Total Written Premium	$89,048,080	$66,825,520	33%
Franchise Channel Total Written Premium	144,548,975	91,381,778	58%
Total Written Premium	$233,597,055	$158,207,298	48%
Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of June 30, 2018, we had 282 thousand in Policies in Force compared to 228 thousand as of December 31, 2017 and 189 thousand as of June 30, 2017, representing a 24% and 49% increase, respectively.
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
NPS has increased to 87 as of June 30, 2018 from 86 as of December 31, 2017, primarily driven by the service team’s continued focus on delivering highly differentiated service levels.

Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has remained steady at 88% at June 30, 2018 from December 31, 2017, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended June 30, 2018, we retained 95% of the premiums we distributed in the trailing twelve months ended June 30, 2017, which is an increase from the 94% premium retention at December 31, 2017. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and Royalty Fees relating to policies in their first term.
For the three months ended June 30, 2018, New Business Revenue grew 60% to $5.0 million, from $3.1 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, New Business Revenue grew by 60% to $8.8 million, from $5.5 million for the six months ended June 30, 2017. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 74% and growth in franchises in the Franchise Channel of 58%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Royalty Fees after the first term of a policy.
For the three months ended June 30, 2018, Renewal Revenue grew 29% to $7.9 million, from $6.1 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, Renewal Revenue grew by 31% to $14.1 million, from $10.8 million for the six months ended June 30, 2017. Growth in Renewal Revenue was driven by Client Retention of 88% at June 30, 2018. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
Adjusted EBITDA
Adjusted EBITDA is a supplemental measure of our performance. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of items that do not relate to business performance. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, adjusted to exclude equity-based compensation and other non-operating items, including, among other things, certain non-cash charges and certain non-recurring gains or losses.

Adjusted EBITDA increased by $842 thousand, or 27%, to $4.0 million for the three months ended June 30, 2018, from $3.2 million for the three months ended June 30, 2017, driven by Franchise Channel Adjusted EBITDA growth of $948 thousand. Adjusted EBITDA increased by $3.0 million, or 49%, to $9.1 million for the six months ended June 30, 2018, from $6.1 million for the six months ended June 30, 2017, driven by Corporate Channel Adjusted EBITDA growth of $518 thousand and Franchise Channel Adjusted EBITDA growth of $2.6 million.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three and six months ended June 30, 2018, Adjusted EBITDA Margin was 27% and 31% compared to 29% for the three and six months ended June 30, 2017, primarily driven by Corporate Channel Adjusted EBITDA Margin compression, offset by Franchise Channel Adjusted EBITDA Margin expansion. Corporate Channel Adjusted EBITDA Margin compression can be attributed to increased expenses driven by a 74% increase in Corporate Channel sales agent headcount. As these new sales agents ramp-up production and begin to receive Renewal Revenue (Corporate), we expect them to contribute to future Corporate Channel Adjusted EBITDA Margin expansion. Franchise Channel Adjusted EBITDA Margin expansion is attributed to growth in more profitable Renewal Revenue as a percentage of total revenue and the increase in Contingent Commissions.

Non-GAAP Measures
Adjusted EBITDA and Adjusted EBITDA Margin are not measures of financial performance under GAAP and should not be considered substitutes for net income, which we consider to be the most directly comparable GAAP measure. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and when assessing our operating performance, you should not consider Adjusted EBITDA and Adjusted EBITDA Margin in isolation or as substitutes for net income or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.
Reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to net income
The following tables show a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(23,875,366)	$5,824,456	$(20,107,558)	$8,091,905
Interest expense	972,158	527,038	1,967,560	1,059,753
Depreciation and amortization	350,548	158,177	687,483	295,834
Income tax expense	154,093	—	154,093	—
Equity-based compensation	26,393,999	184,613	26,393,999	184,613
Other income	—	(3,540,932)	—	(3,540,932)
Adjusted EBITDA	$3,995,432	$3,153,352	$9,095,577	$6,091,173
Adjusted EBITDA Margin(1)	27%	29%	31%	29%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($3,995,432/$14,787,712) and ($3,153,352/$10,878,630) for the three months ended June 30, 2018 and 2017 and ($9,095,577/$29,376,593) and ($6,091,173/$20,769,579) for the six months ended June 30, 2018 and 2017.

Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) making distributions to the Goosehead Management Holders and Texas Wasatch Holders; and (4) borrowings, interest payments and repayments under our Credit Agreement. As of June 30, 2018, our cash and cash equivalents balance was $18.9 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.

Credit agreement
On October 27, 2016, Goosehead Insurance Holdings, LLC, as borrower representative, entered into a credit agreement (as subsequently amended, the “Credit Agreement”) with Madison Capital Funding LLC, as agent, and the lenders party thereto, consisting of a $3,000,000 revolving credit facility (the “Revolving Credit Facility”) and $30,000,000 term loan (the “Initial Term Loan”) used to pay off existing debt and fund a distribution to members. On July 14, 2017, Goosehead Insurance Holdings, LLC and the other loan parties entered into the first amendment to the Credit Agreement pursuant to which Goosehead Insurance Holdings, LLC borrowed an additional $10,000,000 term loan (the “First Additional Term Loan”) used to fund a distribution to members. On December 20, 2017, the Company executed the second amendment to the Credit Agreement to borrow an additional $10,000,000 term loan (together with the Initial Term Loan and the First Additional Term Loan, the “Term Loans”) for payment of a dividend to shareholders and to extend the maturity date of the Term Loans by one year. On April 4, 2018, Goosehead Insurance Holdings, LLC and the other loan parties amended and restated the Credit Agreement to permit the reorganization transactions in connection with the Offering. The aggregate principal amount of the Term Loans as of June 30, 2018 is $49,375,000, payable in quarterly installments of $125,000 with a balloon payment of $47,250,000 on October 27, 2022.
Interest on the Term Loans was calculated at LIBOR plus 5.5%. The Revolving Credit Facility accrued interest on amounts drawn at LIBOR plus 5.5%. No interest was paid during the six months ended June 30, 2018 or 2017 on the Revolving Credit Facility. The Term Loans and the Revolving Credit Facility were collateralized by substantially all the Company’s assets, which included rights to future commissions.

The Credit Agreement contained covenants that, among other things, restricted our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments. Following the Offering, the Credit Agreement continued to contain these covenants, including a covenant that restricted Goosehead Financial, LLC’s ability to make dividends or other distributions to Goosehead Insurance, Inc. We could voluntarily prepay in whole or in part the outstanding principal under our Term Loans at any time prior to the maturity date. In addition, the Credit Agreement contained financial covenants requiring us to maintain our fixed charge coverage ratio at or above 1.20 to 1.00 and total debt to EBITDA (as defined in the Credit Agreement) ratio at or below 5.25 to 1.0 (with scheduled annual step downs to 5.00 to 1.00, 4.75 to 1.00, 4.50 to 1.00 and 4.25 to 1.00). Pursuant to the Credit Agreement, a change of control default would be triggered when any person or group other than Mark Jones and Robyn Jones or their controlled investment affiliates becomes the beneficial owner, directly or indirectly, of more than 50% of the aggregate ordinary voting power represented by our outstanding equity interests, unless Mark Jones and Robyn Jones or their controlled investment affiliates had the ability to elect or designate for election at least a majority of our board of directors. Such a default could result in the acceleration of repayment of our and our subsidiaries’ indebtedness, including borrowings under the Revolving Credit Facility if not waived by the lenders under the Credit Agreement. The failure by Mark Jones and Robyn Jones to maintain either a minimum voting interest in us or the ability to elect or designate for election at least a majority of our board of directors could trigger a change of control default under our Credit Agreement.

On August 3, 2018, Goosehead Insurance Holdings, LLC, as borrower, entered into a credit agreement (the “New
Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto, consisting of a
$13,000,000 revolving credit facility (the “New Revolving Credit Facility”) and $40,000,000 term loan (the “New
Term Loan”) used to refinance the Credit Agreement, working capital needs and general corporate purposes. The Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities an additional $50.0 million.

Interest on amounts drawn under the New Revolving Credit Facility is calculated initially at LIBOR plus 2.5%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At August 3, 2018, the Company had $10.0 million drawn against the revolver. At August 3, 2018 the Company had a letter of credit of $500,000 applied against the maximum borrowing availability under the Revolving Credit Facility, thus amounts available to draw totaled $2,500,000. The New Revolving Credit Facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.

Interest on the New Term Loan is calculated initially at LIBOR plus 2.5%, then at an interest rate determined by the
Company’s leverage ratio for the preceding period. The New Term Loans are payable in quarterly installments of (x)
$500,000 from the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2019, (y)
$750,000 from the fiscal quarter ending September 30, 2019 through the fiscal quarter ending June 30, 2020 and

(z) $1,250,000 from the fiscal quarter ending September 30, 2020 through the fiscal quarter ending June 30, 2021, with a balloon payment of the entire unpaid principal amount of the New Term Loans on August 3, 2021. The New
Term Loans are collateralized by substantially all the Company’s assets, which includes rights to future commissions.

The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175.0 bps
> 1.50x	LIBOR + 200.0 bps
> 2.50x	LIBOR + 225.0 bps
> 3.50x	LIBOR + 250.0 bps
Maturities of note payable for the next four years are as follows:

Amount
As of August 3, 2018:
2018	$1,000,000
2019	2,500,000
2020	4,000,000
2021	32,500,000
$40,000,000
The loan origination fees will be reflected as a reduction to the note balance and will be amortized through interest expense over three years (the term of the note payable). The amortization of these loan origination fees is included in interest expense. As part of the refinancing, $871 thousand of prior capitalized loan origination fees will be recognized as interest expense in the third quarter of 2018.

The New Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments (including a covenant that restricts Goosehead Financial, LLC’s ability to make dividends or other distributions to Goosehead Insurance, Inc.), incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments. We may voluntarily prepay in whole or in part the outstanding principal under our New Term Loans at any time prior to the maturity date. In addition, the New Credit Agreement contains financial covenants requiring us to maintain our fixed charge coverage ratio at or above 1.20 to 1.00 and total debt to EBITDA (as defined in the New Credit Agreement) ratio at or below 4.50 to 1.0 (with a step down to 4.00 to 1.00 with respect to any fiscal quarter ending on or after September 30, 2019). Pursuant to the New Credit Agreement, a change of control default will be triggered when (x) any person or group other than Mark Jones and Robyn Jones or their controlled investment affiliates becomes the beneficial owner, directly or indirectly, of more than 50% of the aggregate ordinary voting power represented by our outstanding equity interests, unless Mark Jones and Robyn Jones or their controlled investment affiliates have the ability to elect or designate for election at least a majority of our board of directors or (y) Goosehead Insurance, Inc. ceases to directly own at least 35% of Goosehead Financial, LLC or Goosehead Insurance, Inc. ceases to be the managing member of Goosehead Financial, LLC. Such a default could result in the acceleration of repayment of our and our subsidiaries’ indebtedness, including borrowings under the New Revolving Credit Facility if not waived by the lenders under the New Credit Agreement. The failure by Mark Jones and Robyn Jones to maintain either a minimum voting interest in us or the ability to elect or designate for election at least a majority of our board of directors could trigger a change of control default under our New Credit Agreement.

As of August 3, 2018, the Company was in compliance with these covenants.

Comparative cash flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Six months ended June 30,
	2018	2017	Change
Net cash provided by operating activities	$7,308,941	$7,478,253	$(169,312)
Net cash used for investing activities	(989,765)	(933,901)	(55,864)
Net cash provided by (used for) financing activities	7,671,608	(2,649,387)	10,320,995
Net increase in cash and cash equivalents	13,990,784	3,894,965	10,095,819
Cash, beginning of period	4,947,671	3,778,098	1,169,573
Cash, end of period	$18,938,455	$7,673,063	$11,265,392
Operating activities
Net cash provided by operating activities was $7.3 million for the six months ended June 30, 2018 as compared to net cash provided by operating activities of $7.5 million for the six months ended June 30, 2017. This decrease in net cash provided by operating activities was attributable to a decrease of $28.2 million in net income, of which $26.3 million related to equity-based compensation, offsetting a $1.4 million increase in changes in accounts payable and accrued liabilities, offset by a $747 thousand increase in changes in commissions and agency fees receivable.
Business investment activities
Net cash used in business investment activities was $1.0 million for the six months ended June 30, 2018 as compared to net cash used in business investment activities of $0.9 million for the six months ended June 30, 2017. The primary uses of cash in business investment activities relate to purchase of fixed assets related to headcount increases, additional office space build-out in Houston, Austin, and the build-out of the new headquarters in Westlake, Texas, and changes in restricted cash balances, offset by cash receipts of notes receivable.
Financing activities
Net cash provided by financing activities was $7.7 million for the six months ended June 30, 2018 as compared to net cash used in financing activities of $2.6 million for the six months ended June 30, 2017. This increase in net cash used in financing activities was primarily attributable to activity related to the Offering, during which $86.9 million was received in proceeds and $76.5 million was distributed.
Future sources and uses of liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) our Revolving Credit Facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future.
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
During the three and six months ended June 30, 2018, no distributions or redemptions were made that triggered an increase in our tax basis.
Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of June 30, 2018, aggregated by type.

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$15,689	$1,325	$3,417	$3,368	$7,579
Debt obligations payable(2)(3)	49,375	500	1,000	47,875	—
Total	$65,064	$1,825	$4,417	$51,243	$7,579

(1)
The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $404,808 and $159,838 for the three months ended June 30, 2018 and 2017. Rent expense was $809,614 and $319,696 for the six months ended June 30, 2018 and 2017.

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

(3)	The Company refinanced its credit facilities on August 3, 2018. See "Note 13: Subsequent Events" under Part I, Item 1 of this Form 10-Q.

Off-balance sheet arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for those described under “Contractual obligations, commitments and contingencies” above.

Critical accounting policies
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in the Final Prospectus, other than the "Capitalized IPO Related Costs" as described in Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in the Final Prospectus, our disclosure controls and procedures were not effective as of June 30, 2018.
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
During the quarter ended June 30, 2018, we continued to implement certain measures to remediate these material weaknesses. For example, we implemented policies requiring our executive management and audit committee to review our financial statements presented on a GAAP basis. Additionally, we have implemented policies requiring our Chief Financial Officer, controller and assistant controller (who was recently hired to assist with financial reporting requirements) to systematically review and document all accounting policies and procedures around significant transactions to ensure compliance with the most recent GAAP pronouncements. We believe this plan effectively remediates the internal controls over financial reporting material weaknesses described above (i and ii), however the effectiveness of the new controls must be tested over a sufficient period of time. As such, the material weaknesses still exist as of June 30, 2018.
Additionally, to address the information technology general control material weakness described above in (iii), we have implemented a remediation plan that includes updating certain users' access to ensure that financial data is adequately restricted to appropriate personnel. We have also implemented program change management controls to ensure that any system changes are adequately reviewed and deployed through the appropriate personnel. We believe this plan effectively remediates this material weakness, however the effectiveness of the new controls must be tested over a sufficient period of time. As such, the material weaknesses still exist as of June 30, 2018.
No material costs were incurred during the quarter ended June 30, 2018 relating to remediation efforts discussed above.

PART II

Item 1. Legal matters
The information required by this Item is incorporated by reference to Part I, Item I, Note 7. Income Taxes.

Item 1A. Risk factors
There have been no material changes with respect to the risk factors disclosed in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
The following list sets forth information regarding all securities sold or issued by us in the three months ended June 30, 2018 and the subsequent period prior to the filing of this Form 10-Q. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these shares. In each of the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

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

2.
Following the effectiveness of our Registration Statement on Form S-1, we issued 22,746,667 shares of our Class B common stock in connection with the reorganization transactions undertaken in connection with the Offering. These shares were issued to a limited number of investors, all of which had sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment. The issued shares were exchanged on a pro rata basis and the consideration represents the same investment in the Goosehead Financial, LLC business already held by such investors, but in a different form.

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
Use of Proceeds
On April 26, 2018, our Registration Statement on Form S-1 (Registration No. 333-224080) was declared effective by the SEC in connection with the Offering pursuant to which we sold an aggregate of 9,809,500 shares of our Class A common stock (including 1,279,500 shares sold pursuant to the underwriters' over-allotment option) at a price of $10.00 per share. J.P. Morgan Securities LLC and Merrill Lynch, Pierce Fenner & Smith Incorporated acted as joint book-running managers in the Offering. Keefe, Bruyette & Woods, Inc. and William Blair & Company, L.L.C. acted as co-managers in the Offering. The Offering resulted in net proceeds of approximately $87 million after deducting underwriters' discounts and commissions of $7 million and other offering expenses of $4.25 million.
We used the net proceeds to us from the base portion of the Offering (approximately $77 million) to effect partial repayment of notes issued by the Company in exchange for the transfer of certain ownership interests in Goosehead Management, LLC and Texas Wasatch Insurance Holdings Group, LLC held by their historical owners, which include certain members of the Company’s management and board of directors, including certain persons owning 10% or more of our common stock. We used the net proceeds to us from the exercise of the underwriters’ over-allotment option to purchase from Goosehead Financial, LLC a number of LLC Units equal to the number of shares of Class A common stock issued pursuant to the exercise of the underwriters’ over-allotment option. In turn, we intend to cause Goosehead Financial, LLC to use the proceeds it receives for general corporate purposes, which may include the repayment of debt.  Between the effective date of the Registration Statement and August 8,

2018, Goosehead Financial, LLC has used approximately $0 of the net proceeds from the exercise of the underwriters’ over-allotment option. None of the net proceeds from the exercise of the underwriters’ over-allotment option were used to make payments, directly or indirectly, to (i) any of our directors, officers or their associates, (ii) any persons owning 10% or more of our common shares or (iii) any of our affiliates. The intended use of the remaining net proceeds has not changed from the information mentioned in the Final Prospectus.

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

GOOSEHEAD INSURANCE, INC.

Date:	August 8, 2018	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2018	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)