Form 10-Q
period 2018-09-30
Goosehead Insurance, Inc.
filed 2018-11-06
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of November 6, 2018, there were 13,533,267 shares of Class A common stock outstanding and 22,746,667 shares of Class B common stock outstanding.

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

•	Policies in Force: As of any reported date, the total count of current (non-cancelled) policies placed by us with our Carriers.

•	Pre-IPO LLC Members: The members of Goosehead Financial, LLC prior to the closing of the initial public offering of Goosehead Insurance, Inc., which primarily consist of members of management.

•	Renewal Revenue: Commissions received from Carriers and Royalty Fees received from Franchisees after the first term of policies.

•	Renewal Revenue (Corporate): Commissions received from Carriers after the first term of policies originally sold in the Corporate Channel.

•	Royalty Fees: Fees paid by Franchisees to the Company that are tied to the gross commissions paid by the Carriers related to policies sold or renewed in the Franchise Channel.

•	Segment: One of the two Goosehead sales distribution channels, the Corporate Channel or the Franchise Channel.

•	Segment Adjusted EBITDA: Either Corporate Channel Adjusted EBITDA or Franchise Channel Adjusted EBITDA.

•	Total Written Premium: As of any reported date, the total amount of current (non-cancelled) gross premium that is placed with Goosehead’s portfolio of Carriers.

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30	December 31
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$18,067	$4,948
Restricted cash	533	418
Commissions and agency fees receivable, net	1,813	1,268
Receivable from franchisees, net	583	564
Prepaid expenses	947	521
Total current assets	21,943	7,719
Receivable from franchisees, net of current portion	1,930	1,361
Property and equipment, net of accumulated depreciation	6,943	6,845
Intangible assets, net of accumulated amortization	253	216
Other assets	130	565
Total assets	$31,199	$16,706
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,015	$2,759
Premiums payable	533	418
Unearned revenue	550	1,062
Dividends payable	—	550
Deferred rent	496	478
Note payable	2,250	500
Total current liabilities	6,844	5,767
Deferred income taxes, net	36	—
Deferred rent, net of current portion	4,196	3,916
Note payable, net of current portion	46,644	48,156
Total liabilities	57,720	57,839
Commitments and contingencies (see note 6)
Members’ deficit	—	(41,133)
Class A common stock, $.01 par value per share - 300,000 shares authorized, 13,533 shares issued and outstanding as of September 30, 2018, zero issued and outstanding as of December 31, 2017	135	—
Class B common stock, $.01 par value per share - 50,000 shares authorized, 22,747 issued and outstanding as of September 30, 2018, zero issued and outstanding as of December 31, 2017	227	—
Additional paid in capital	89,259	—
Accumulated deficit	(6,668)	—
Total stockholders' equity and members' deficit	82,953	(41,133)
Non-controlling interests	(109,474)	—
Total equity	(26,521)	(41,133)
Total liabilities and stockholders' equity	$31,199	$16,706

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues:
Commissions and agency fees	$9,760	$6,692	$28,072	$19,908
Franchise revenues	6,180	4,048	17,060	11,499
Interest income	114	67	299	169
Total revenues	16,054	10,807	45,431	31,576
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation of $0 and $26,134 for the three and nine months ended September 30, 2018, respectively, and $1,150 and $1,335 for the three and nine months ended September 30, 2017, respectively)	8,956	7,186	49,646	17,629
General and administrative expenses	3,694	2,142	9,093	5,987
Bad debts	399	275	984	850
Depreciation and amortization	352	321	1,039	617
Total operating expenses	13,401	9,924	60,762	25,083
Income (loss) from operations	2,653	883	(15,331)	6,493
Other Income (Expense):
Other income (expense)	(22)	—	(22)	3,541
Interest expense	(1,631)	(674)	(3,598)	(1,734)
Income (loss) before taxes	1,000	209	(18,951)	8,300
Tax expense	164	—	318	—
Net income (loss)	836	209	(19,269)	8,300
Less: net income (loss) attributable to non-controlling interests	595	209	(10,278)	8,300
Net income (loss) attributable to Goosehead Insurance, Inc.	$241	$—	$(8,991)	$—
Earnings per share:
Basic	$0.02	n/a	$(0.66)	n/a
Diluted	$0.02	n/a	$(0.66)	n/a
Weighted average shares of Class A common stock outstanding
Basic	13,533	n/a	13,533	n/a
Diluted	14,614	n/a	13,533	n/a

Pro forma net income:
Pro forma income before taxes attributable to Goosehead Insurance, Inc.	n/a	78	n/a	3,096
Pro forma income tax expense	n/a	$(20)	n/a	$(774)
Pro forma net income attributable to Goosehead Insurance, Inc.	n/a	$58	n/a	$2,322

Pro forma earnings per share:
Basic	n/a	$—	n/a	$0.17
Diluted	n/a	$—	n/a	$0.16
Pro forma weighted average shares of Class A common stock outstanding:
Basic	n/a	13,533	n/a	13,533
Diluted	n/a	14,614	n/a	14,522

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Members' deficit	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, December 31, 2017	$(41,133)	—	—	$—	$—	$—	$—	$—	$—	$(41,133)
Net income prior to the Reorganization Transactions	4,389	—	—	—	—	—	—	—	—	4,389
Distributions prior to the Reorganization Transactions	(1,278)	—	—	—	—	—	—	—	—	(1,278)
Balance prior to the Reorganization Transactions	$(38,022)	—	—	$—	$—	$—	$—	$—	$—	$(38,022)
Effects of the Reorganization Transactions	38,022	—	22,747	—	227	(132,202)	(7,379)	(139,354)	(12,402)	(113,734)
Initial non-controlling interest allocation	—	—	—	—	—	97,071	—	97,071	(97,071)	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	13,533	—	135	—	123,875	—	124,010	—	124,010
Distributions subsequent to initial public offering	—	—	—	—	—	—	—	—	(1,645)	(1,645)
Net income subsequent to initial public offering	—	—	—	—	—	—	711	711	1,644	2,355
Equity-based compensation subsequent to initial public offering	—	—	—	—	—	604	—	604	—	604
Deferred tax adjustments	—	—	—	—	—	(89)	—	(89)	—	(89)
Balance September 30, 2018	$—	13,533	22,747	$135	$227	$89,259	$(6,668)	$82,953	$(109,474)	$(26,521)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the nine months ended September 30
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(19,269)	$8,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,039	617
Loss on disposal of fixed assets	22	—
Bad debt expense	984	850
Equity-based compensation	26,616	—
Deferred income taxes	(53)	—
Changes in operating assets and liabilities:
Commissions and agency fees receivable	(1,200)	(550)
Receivable from franchisees	(934)	(921)
Prepaid expenses	(426)	(81)
Other assets	435	(250)
Accounts payable and accrued expenses	259	465
Deferred rent	298	3,405
Premiums payable	115	146
Unearned revenue	(512)	95
Net cash provided by operating activities	7,374	12,076
Cash flows from investing activities:
Changes in restricted cash	(115)	(146)
Proceeds from member note receivable	—	120
Proceeds from notes receivable	16	294
Purchase of software	(121)	(170)
Purchase of property and equipment	(1,078)	(5,278)
Net cash used for investing activities	(1,298)	(5,180)
Cash flows from financing activities:
Loan origination fees	364	(89)
Repayment of note payable	(50,125)	(250)
Proceeds from notes payable	50,000	10,000
Proceeds from the issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	86,773	—
Member distributions	(79,969)	(16,415)
Net cash provided by (used for) financing activities	7,043	(6,754)
Net increase in cash and cash equivalents	13,119	142
Cash, beginning of period	4,948	3,778
Cash, end of period	$18,067	$3,920

Supplemental disclosures:
Management fee note repayment through issuance of Class A common stock	37,238	—
See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization
On May 1, 2018 Goosehead Insurance, Inc. ("GSHD") completed an initial public offering (the “Offering”) of 9,810 thousand shares of Class A common stock at a price of $10.00 per share, which included 1,280 thousand shares issued pursuant to the underwriter's over-allotment option. GSHD became the sole managing member of Goosehead Financial, LLC (“GF”). GF was organized on January 1, 2016 as a Delaware Limited Liability Company and is headquartered in Westlake, TX. The operations of GF represent the predecessor to GSHD prior to the Offering, and the consolidated and combined entities of GF are described in more detail below. Information for any periods prior to May 1, 2018 relates to GF and its subsidiaries and affiliates.
GSHD (collectively with its combined and consolidated subsidiaries and affiliates, the “Company”) provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned agencies and franchise units across the nation.
The operations of the corporate-owned units are recorded in Texas Wasatch Insurance Services, L.P. (“TWIS”)—a Texas limited partnership headquartered in Westlake, TX and operating since 2003. TWIS is 99.6% owned by Goosehead Insurance Holdings, LLC (“GIH”), a wholly owned subsidiary of GF. The Company had seven and six corporate-owned locations in operation at September 30, 2018 and 2017, respectively.
The operations of the franchise units are recorded in Goosehead Insurance Agency, LLC (“GIA”)—a Delaware limited liability company headquartered in Westlake, TX and operating since 2011. GIA is 100% owned by GIH. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended September 30, 2018 and 2017, the Company sold 52 and 33 franchise locations, respectively and had 424 and 267 operating franchise locations as of September 30, 2018 and 2017, respectively. No franchises were purchased by the Company during the three and nine months ended September 30, 2018 or 2017.
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

•
GSHD was authorized to issue two classes of common stock. 9,810 thousand shares of Class A common stock were issued pursuant to the Offering, including the underwriters' over-allotment option. 22,747 thousand shares of Class B common stock were issued to the Pre-IPO LLC Members in an amount equal to the number of LLC Units held by each such Pre-IPO LLC Member in exchange for certain management rights of GF. Each share of Class A common stock and Class B common stock entitles its holder to one vote per share on all matters submitted to a vote of GSHD's stockholders. Each share of Class B common stock can be exchanged for one share of Class A common stock or, at GSHD's discretion, a cash payment equal to the volume weighted average market price of one share of Class A common stock, thus canceling the share of Class B common stock on a one-for-one basis.

•
The Goosehead Management Holders and Texas Wasatch Holders indirectly transferred their ownership interests in GM and TWIHG, respectively, to GSHD in exchange for the Goosehead Management Note and Texas Wasatch Note. The aggregate principal amount of the Goosehead Management Note and the Texas Wasatch Note was approximately $114 million. Because the net proceeds from the Offering were insufficient to repay the aggregate principal amount of the notes, 3,724 thousand shares of Class A common stock were issued to the Goosehead Management Holders and the Texas Wasatch Holders for the difference. GSHD contributed direct and indirect ownership interests in each of TWIHG and GM to GF.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Following completion of the Reorganization Transactions and the Offering, GSHD owned 37.3% of GF and the Pre-IPO LLC Members owned the remaining 62.7%. GSHD is the sole managing member of GF and, although GSHD holds a minority economic interest in GF, GSHD has the sole voting power and control of management of GF. Accordingly, GSHD consolidates the financial results of GF and reports non-controlling interest in GSHD's consolidated financial statements.

Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2018, and the condensed consolidated results of operations, and cash flows for the three and nine months ended September 30, 2018 and 2017. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated and Combined Financial Statements that are included in the Final Prospectus.

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

Capitalized IPO Related Costs

In connection with the Offering, the Company incurred costs which were recorded in other assets on the condensed consolidated balance sheet. Upon completion of the Offering, these deferred costs were charged against the proceeds from the Offering with a corresponding reduction to additional paid-in capital. There were $0 and $170 thousand of IPO related costs included in other assets at September 30, 2018 and December 31, 2017, respectively.

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
Recently Issued Accounting Pronouncements
Statement of Cash Flows (ASU 2016-18): This standard requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted Cash. As such, upon adoption, the Company’s consolidated statement of cash flows will show the sources and uses of cash that explain the movement in the balance of cash and cash equivalents, inclusive of restricted cash, over the period presented. As an emerging growth company (“EGC”), the standard will become effective for the Company January 1, 2019. The Company does not expect that this standard will have a material impact on the Company's Statement of Cash Flows.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Revenue from Contracts with Customers (ASU 2014-09): This standard supersedes the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also requires significantly more comprehensive disclosures than the existing standard. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. This standard may be adopted using either a retrospective or modified retrospective method. According to the superseding standard ASU 2015-14 that deferred the effective dates of the preceding, and because the Company is filing as an emerging growth company, the standard will become effective for the Company January 1, 2019, but the Company is not required to present the impacts of the standard until it files its annual report on Form 10-K for the fiscal year ended December 31, 2019. The Company is continuing to evaluate the impact this standard is expected to have on the consolidated financial statements and expects to adopt the modified retrospective method. The primary anticipated impacts of the new standard to the Company's revenues and expenses are as follows:
Under the new guidance, the Company expects commission revenues will be recognized at the effective date of the policy, which will accelerate some revenues. Currently, commissions from insurance carriers, net of estimated cancellations, are recognized as revenue when the data necessary to reasonably determine such amounts is made available to the Company. For contingent commissions, the Company anticipates revenues will be estimated and recorded throughout the year as the underlying business is placed with the insurance carriers as opposed to the Company's historical recognition when the Company received cash, the related policy detail, or other carrier specific information from the insurance carrier, typically in the first quarter of the following year. The effect of this change will result in revenue being recognized more evenly throughout the year.
Franchise revenues, including franchise fees are also likely to change under the new guidance. Currently, initial franchise fees are recognized as revenue in the month the agency owner or initial agency representative attends training. Under the new guidance, the Company anticipates these revenues will likely be recognized over a longer period of time.
The Company also expects to recognize an asset for the costs to obtain and/or fulfill a contract and to amortize on a systematic basis that is consistent with the transfer of the services to which the asset relates.
The Company intends to continue to evaluate the impact of ASU 2014-09 and intends to further clarify the expected impact of the adoption of the standard in its annual report on Form 10-K for the fiscal year ended December 31, 2018.
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
3. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30	December 31
	2018	2017
Franchise fees receivable	$3,711	$2,501
Less: Unamortized discount	(1,300)	(823)
Less: Allowance for uncollectible franchise fees	(482)	(336)
Total franchise fees receivable	$1,929	$1,342
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Balance at December 31, 2016	$193
Charges to bad debts	382
Write offs	(259)
Balance at September 30, 2017	$316

Balance at December 31, 2017	$336
Charges to bad debts	329
Write offs	(183)
Balance at September 30, 2018	$482

4. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2016	$167
Charges to bad debts	468
Write offs	(457)
Balance at September 30, 2017	$178

Balance at December 31, 2017	$183
Charges to bad debts	655
Write offs	(598)
Balance at September 30, 2018	$240

5. Note Payable
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
The $13.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At September 30, 2018, the Company had $10.0 million drawn against the revolver. At September 30, 2018, the Company had a letter of credit of $500,000 applied against the maximum borrowing availability, thus amounts available to draw totaled $2,500,000. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions. Interest payment on the revolving credit facility totaled $72 thousand for the three and nine months ended September 30, 2018.

The $40.0 million term note accrues interest at an initial interest rate of LIBOR plus 2.5%, then at an interest rate determined by the Company's leverage ratio for the preceding period. The aggregate principal amount of the term note as of September 30, 2018 is $39.5 million, payable in quarterly installments of (x) $500,000 from the fiscal quarter ending December 31, 2018 through the fiscal quarter ending June 30, 2019, (y) $750,000 from the fiscal quarter ending September 30, 2019 through the fiscal quarter ending June 30, 2020, and (z) $1,250,000 from the fiscal quarter ending September 30, 2020 through the fiscal quarter ending June 30, 2021, with a balloon payment of the entire unpaid principal amount of the term note on August 3, 2021.The term note is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The interest rate for each leverage ratio tier are as follows:

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175.0 bps
> 1.50x	LIBOR + 200.0 bps
> 2.50x	LIBOR + 225.0 bps
> 3.50x	LIBOR + 250.0 bps
Maturities of the term note payable for the next four calendar years as of September 30, 2018 are as follows (in thousands):

Amount
2018	$500
2019	2,500
2020	4,000
2021	32,500
$39,500
The $10.0 million drawn against the revolver is coterminous with the term loan and is due in full on August 3, 2021.
Loan origination fees of $606 thousand at September 30, 2018 are reflected as a reduction to the note balance and will be amortized through interest expense over three years (the term of the note payable). As part of the refinancing, $871 thousand of origination fees from previous debt were immediately recognized as interest expense.
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of September 30, 2018, the Company was in compliance with these covenants.
Because of both instruments’ origination date and variable interest rate, the note payable balance at September 30, 2018 and December 31, 2017, approximates fair value using Level 2 inputs, described below.
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
The following is a schedule of future minimum lease payments as of September 30, 2018 (in thousands):

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Amount
2018	$331
2019	1,888
2020	2,588
2021	2,683
2022	2,551
2023-2029	14,043
$24,084
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
Income tax expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income (loss) before taxes	$1,000	$209	$(18,951)	$8,300
Less: (income) prior to the Reorganization Transactions	—	(209)	(4,389)	(8,300)
Income (loss) before taxes	$1,000	$—	$(23,340)	$—

Income taxes at U.S. federal statutory rate	$215	$—	$(4,902)	$—
Tax on income not subject to entity level federal income tax	(147)	—	(382)	—
Permanent Differences:
Non-deductible stock compensation costs	—	—	2,038	—
Non-controlling interest	32	—	3,479
Other permanent differences	11	—	25	—
State income tax, net of federal benefit	51	—	58	—
Other Reconciling items:
Other	2	—	2	—
Income tax expense	$164	$—	$318	$—

Deferred tax assets and liabilities
The components of deferred tax assets and liabilities are as follows:

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2018	December 31, 2017
Investment in partnership	(36)	—
Net deferred tax asset (liability)	$(36)	$—
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of September 30, 2018.
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
During the three and nine month period ended September 30, 2018, no distributions or redemptions were made that triggered an increase in GSHD's tax basis.

8. Other income (expense)
On June 1, 2017, GF executed a buyout agreement with a franchisee per the terms of a franchise agreement executed in 2014. As part of the buyout, the departing franchisee purchased Goosehead’s economic interests in future royalty fees. Goosehead recognized a $3.5 million gain on the transaction in June 2017 which is included in Other income on the consolidated statement of income.
9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 13,533 thousand shares of its Class A common stock outstanding at September 30, 2018. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.

Class B Common Stock
GSHD has a total of 22,747 thousand shares of its Class B common stock outstanding at September 30, 2018. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis. For the three and nine months ended September 30, 2018, GF made distributions of $1.4 million and $3.8 million, respectively, of which $0.9 million and $2.9 million, where made to Pre-IPO LLC Members, respectively. The remaining $0.5 million and $0.9 million, respectively, were made to GSHD and were eliminated in consolidation.
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
The following table summarizes the ownership interest in GF as of September 30, 2018 (in thousands).

	September 30, 2018
	LLC Units	Ownership %
Number of LLC Units held by GSHD	13,533	37.3%
Number of LLC Units held by non-controlling interest holders	22,747	62.7%
Number of LLC Units outstanding	36,280	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2018 was 62.7%. All net income prior to the Offering is attributed to non-controlling interest holders.
During the quarter, the Company corrected a misclassification of $745 thousand of distributions from accumulated deficit to non-controlling interest to properly reflect the distributions made to Pre-IPO LLC Members during the second quarter of 2018. These amounts were previously shown as a change to accumulated deficit on the Company's quarterly report on Form 10-Q for the period ended June 30, 2018.
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and nine months ended September 30, 2018, divided by the basic weighted average number of Class A common stock as of September 30, 2018 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Numerator:
Income (loss) before taxes	$1,000	$(18,951)
Less: income (loss) before taxes attributable to non-controlling interests	627	(10,246)
Income (loss) before taxes attributable to GSHD	373	(8,705)
Less: income tax expense attributable to GSHD	132	286
Net income (loss) attributable to GSHD(1)	$241	$(8,991)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	13,533	13,533
Effect of dilutive securities:
Stock options(2)	1,081	—
Weighted average shares of Class A common stock outstanding - diluted	$14,614	$13,533

Earnings per share of Class A common stock - basic	$0.02	$(0.66)
Earnings per share of Class A common stock - diluted	$0.02	$(0.66)
(1) Net income attributable to GSHD excludes all net income prior to the Offering.
(2) 1,650 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock for the nine months ended September 30, 2018 because the effect would have been anti-dilutive, as GSHD recorded a net loss for the period.
The following table sets forth the calculation of pro forma basic EPS based on pro forma net income attributable to GSHD for the three and nine months ended September 30, 2017, divided by the pro forma basic weighted average number of Class A common stock as of September 30, 2017 (in thousands, except per share amounts). Pro forma diluted earnings per share of Class A common stock is computed by dividing pro forma net income attributable to GSHD by the pro forma weighted average number of shares of Class A common stock outstanding adjusted to give effect to pro forma potentially dilutive securities.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Numerator:
Net income	$209	$8,300
Less: pro forma net income attributable to non-controlling interests	131	5,204
Pro forma income before taxes attributable to GSHD	78	3,096
Less: pro forma income tax expense	20	774
Pro forma net income attributable to GSHD	$58	$2,322
Denominator:
Pro forma weighted average shares of Class A common stock outstanding - basic	13,533	13,533
Pro forma effect of dilutive securities:
Pro forma stock options	1,081	989
Pro forma weighted average shares of Class A common stock outstanding - diluted	14,614	14,522

Pro forma earnings per share of Class A common stock - basic	$—	$0.17
Pro forma earnings per share of Class A common stock - diluted	$—	$0.16

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

10. Equity-Based Compensation
A summary of equity-based compensation expense during the three and nine months ended September 30, 2018 and September 30, 2017 is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Class B unit compensation	$—	$1,150	$26,134	$1,335
Stock options	345	—	604	—
Equity-based compensation expense	$345	$1,150	$26,738	$1,335
Class B unit compensation:
Prior to the Offering, certain Pre-IPO LLC Members held non-vesting and non-voting Class B units. In accordance with accounting guidance, any dividends paid to Class B unit holders are recognized as compensation expense when declared, as the Class B non-vesting units are considered to be a non-substantive class of equity. Dividends paid to Class B unit holders prior to the Offering, included in employee compensation and benefits, totaled $0 and $122 thousand for the three and nine months ended September 30, 2018, respectively, and $1,150 thousand and $1,335 thousand for the three and nine months ended September 30, 2017, respectively.
In connection with the Reorganization Transactions, immediately prior to the Offering, historical Class B interests in TWIHG and GM vested by converting to the Texas Wasatch Note and Goosehead Management Note, respectively, paid with a combination of proceeds from the Offering and shares of Class A common stock. This conversion changed the nature of the Class B interests from a profit sharing arrangement to a substantive class of equity and were expensed under the guidance of ASC 718. At the Offering price of $10.00 per share, GSHD incurred total compensation expense of $6.2 million in connection with the conversion, recognized in the second quarter of 2018. Class B interests in GF were also deemed vested by converting, along with all pre-offering Class A equity, on a one-to-one basis with the number of LLC units previously owned, to both LLC Units and shares of Class B common stock. This conversion changed the nature of the Class B interests from a profit sharing arrangement to a substantive class of equity and were expensed under the guidance of ASC 718. At the initial public offering price of $10.00 per share, the Company issued a total of 1,978 thousand LLC Units and shares of Class B common stock and incurred total compensation expense of $19.8 million as part of the conversion, recognized in the second quarter of 2018.
Stock options:
In connection with the IPO, GSHD granted 1,650 thousand options to directors and certain employees. The stock options were granted with a strike price of $10.00 per share (the initial public offering price). The 365 thousand director stock options vest quarterly over a three year period, and the 1,285 thousand employee stock options vest annually from 2020 to 2022. The grant date fair value was determined using the Black-Scholes valuation model using the following assumptions:

Expected volatility	25%
Expected dividend yield	—%
Expected term (in years)	5.95
Risk-free interest rate	2.59%
GSHD will recognize the total compensation expense of $5.2 million related to such option grants on a straight-line basis over the requisite service period of the award recipient (three years for directors and four years for certain employees).
In April 2018, GSHD adopted the Omnibus Incentive Plan, which reserved 1,500 thousand shares of Class A Common Stock for delivery to directors, officers, and managing directors in connection with future awards granted under the plan. GSHD also adopted an Employee Stock Purchase Plan, which reserved 20 thousand shares of Class A Common Stock for delivery to employees. There were no shares outstanding on either of these plans at September 30, 2018.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

11. Segment Information
The Company has two reportable segments: Corporate Channel and Franchise Channel. The Corporate Channel consists of company-owned and financed operations with employees who are hired, trained, and managed by Goosehead. The Franchise Channel network consists of franchisee operations that are owned and managed by individual business owners. These business owners have a contractual relationship with Goosehead to use the Company's processes, systems, and back-office support team to sell insurance and manage their business. In exchange, Goosehead is entitled to an initial franchise fee and ongoing royalty fees. Allocations of contingent commissions and certain operating expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. The Company’s chief operating decision maker uses net income before interest, income taxes, depreciation and amortization, adjusted to exclude equity-based compensation and other non-operating items, including, among other things, certain non-cash charges and certain non-recurring or non-operating gains or losses (“Adjusted EBITDA”) as a performance measure to manage resources and make decisions about the business. Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands). There are no intersegment sales, only interest income and interest expense related to an intersegment line of credit, all of which eliminate in consolidation. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including equity-based compensation, certain legal expenses and interest related to the note payable.

	Corporate Channel	Franchise Channel	Other	Total
Three months ended September 30, 2018:
Revenues:
Commissions and fees	$9,372	$388	$—	$9,760
Franchise revenues	—	6,180	—	6,180
Interest income	—	114	—	114
Total	9,372	6,682	—	16,054
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	5,218	3,393	—	8,611
General and administrative expenses	1,938	1,283	473	3,694
Bad debts	232	167	—	399
Total	7,388	4,843	473	12,704
Adjusted EBITDA	1,984	1,839	(473)	3,350
Other income (expense)	(22)	—	—	(22)
Equity-based compensation	—	—	(345)	(345)
Interest expense	—	—	(1,631)	(1,631)
Depreciation and amortization	(224)	(128)	—	(352)
Taxes	—	—	(164)	(164)
Net income (loss)	$1,738	$1,711	$(2,613)	$836
At September 30, 2018:
Total Assets	$14,222	$9,073	$7,904	$31,199

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Corporate Channel	Franchise Channel	Other	Total
Three months ended September 30, 2017:
Revenues:
Commissions and fees	$6,631	$61	$—	$6,692
Franchise revenues	—	4,048	—	4,048
Interest income	—	67	—	67
Total	6,631	4,176	—	10,807
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	3,719	2,317	—	6,036
General and administrative expenses	1,305	708	129	2,142
Bad debts	177	98	—	275
Total	5,201	3,123	129	8,453
Adjusted EBITDA	1,430	1,053	(129)	2,354
Equity-based compensation	—	—	(1,150)	(1,150)
Interest expense	—	—	(674)	(674)
Depreciation and amortization	(229)	(92)	—	(321)
Net income (loss)	$1,201	$961	$(1,953)	$209
At September 30, 2017:
Total Assets	$7,187	$4,351	$2,800	$14,338

	Corporate Channel	Franchise Channel	Other	Total
Nine months ended September 30, 2018:
Revenues:
Commissions and fees	$25,753	$2,319	$—	$28,072
Franchise revenues	—	17,060	—	17,060
Interest income	—	299	—	299
Total	25,753	19,678	—	45,431
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	13,872	9,036	—	22,908
General and administrative expenses	5,265	3,123	705	9,093
Bad debts	655	329	—	984
Total	19,792	12,488	705	32,985
Adjusted EBITDA	5,961	7,190	(705)	12,446
Other income (expense)	(22)	—	—	(22)
Equity-based compensation	—	—	(26,738)	(26,738)
Interest expense	—	—	(3,598)	(3,598)
Depreciation and amortization	(699)	(340)	—	(1,039)
Taxes	—	—	(318)	(318)
Net income (loss)	$5,240	$6,850	$(31,359)	$(19,269)
At September 30, 2018:
Total Assets	$14,222	$9,073	$7,904	$31,199

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Corporate Channel	Franchise Channel	Other	Total
Nine months ended September 30, 2017:
Revenues:
Commissions and fees	$18,698	$1,210	$—	$19,908
Franchise revenues	—	11,499	—	11,499
Interest income	—	169	—	169
Total	18,698	12,878	—	31,576
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	9,836	6,458	—	16,294
General and administrative expenses	3,599	2,234	154	5,987
Bad debts	468	382	—	850
Total	13,903	9,074	154	23,131
Adjusted EBITDA	4,795	3,804	(154)	8,445
Other income (expense)	—	3,541	—	3,541
Equity-based compensation	—	—	(1,335)	(1,335)
Interest expense	—	—	(1,734)	(1,734)
Depreciation and amortization	(474)	(143)	—	(617)
Net income (loss)	$4,321	$7,202	$(3,223)	$8,300
At September 30, 2017:
Total Assets	$7,187	$4,351	$2,800	$14,338

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
13. Subsequent Events
The Company has evaluated subsequent events through November 6, 2018, the date financial statements were available for issuance.

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
The following discussion contains references to the three and nine months ended September 30, 2018 and September 30, 2017, which represents the consolidated and combined financial results of our predecessor Goosehead Financial, LLC and its subsidiaries Texas Wasatch Insurance Services, LP, Goosehead Insurance Agency, LLC and its affiliates Goosehead Management, LLC and Texas Wasatch Insurance Holdings Group, LLC.
Financial Highlights for the Third Quarter of 2018:

•	Total revenue increased 49% from the third quarter of 2017 to $16.1 million

•	Commissions and Agency fee revenues increased 46% from the third quarter of 2017 to $9.8 million

•	Franchise revenues increased 53% from the third quarter of 2017 to $6.2 million

•	Income from operations increased 200% from the third quarter of 2017 to $2.7 million, or 17% of total revenues

•	Net income increased by 300% from the third quarter of 2017 to $0.8 million

•	Adjusted EBITDA*, a non-GAAP measure, increased 42% from the third quarter of 2017 to $3.4 million, or 21% of total revenues

•	Corporate Channel Adjusted EBITDA increased 39% from the third quarter of 2017 to $2.0 million, or 21% of Corporate Channel revenues

•	Franchise Channel Adjusted EBITDA increased 75% from the third quarter of 2017 to $1.8 million, or 28% of Franchise channel revenues

•	Basic earnings per share was $0.02 and Adjusted EPS* was $0.05 for the three months ended September 30, 2018

•	Policies in Force increased 50% from September 30, 2017 to 310 thousand at September 30, 2018

•	Corporate sales headcount increased 55% from September 30, 2017 to 174 at September 30, 2018

◦	As of September 30, 2018, 102 of these Corporate sales agents had less than one year of tenure and 72 had greater than one year of tenure

•	Operating franchises increased 59% from September 30, 2017 to 424 at September 30, 2018

◦	In Texas as of September 30, 2018, 36 operating franchisees had less than one year of tenure and 165 operating franchisees had greater than one year of tenure.

◦	Outside of Texas as of September 30, 2018, 157 operating franchisees had less than one year of tenure and 66 had greater than one year of tenure.
*Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-Q.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and nine months ended September 30, 2018 and September 30, 2017. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

Three and nine months ended September 30, 2018 compared to three and nine months ended September 30, 2017
The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30
	2018		2017
Revenues:
Commissions and agency fees	$9,760	61%	$6,692	62%
Franchise revenues	6,180	38%	4,048	37%
Interest income	114	1%	67	1%
Total revenues	16,054	100%	10,807	100%
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation of $0 and $1,150 three months ended September 30, 2018 and 2017, respectively)	8,956	67%	7,186	72%
General and administrative expenses	3,694	28%	2,142	22%
Bad debts	399	3%	275	3%
Depreciation and amortization	352	3%	321	3%
Total operating expenses	13,401	100%	9,924	100%
Income (loss) from operations	2,653		883
Other Income (Expense):
Other income (expense)	(22)		—
Interest expense	(1,631)		(674)
Income (loss) before taxes	1,000		209
Tax expense	164		—
Net income (loss)	836		209
Less: net income (loss) attributable to non-controlling interests	595		209
Net income (loss) attributable to Goosehead Insurance, Inc.	$241		$—

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30
	2018		2017
Revenues:
Commissions and agency fees	$28,072	62%	$19,908	63%
Franchise revenues	17,060	38%	11,499	36%
Interest income	299	1%	169	1%
Total revenues	45,431	100%	31,576	100%
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation of $26,134 and $1,335 for the nine months ended September 30, 2018 and 2017, respectively)	49,646	82%	17,629	70%
General and administrative expenses	9,093	15%	5,987	24%
Bad debts	984	2%	850	3%
Depreciation and amortization	1,039	2%	617	2%
Total operating expenses	60,762	100%	25,083	100%
Income (loss) from operations	(15,331)		6,493
Other Income (Expense):
Other income (expense)	(22)		3,541
Interest expense	(3,598)		(1,734)
Income (loss) before taxes	(18,951)		8,300
Tax expense	318		—
Net income (loss)	(19,269)		8,300
Less: net income (loss) attributable to non-controlling interests	(10,278)		8,300
Net income (loss) attributable to Goosehead Insurance, Inc.	$(8,991)		$—

Revenues
For the three months ended September 30, 2018, revenue increased by 49% to $16.1 million from $10.8 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, revenue increased by 44% to $45.4 million from $31.6 million for the nine months ended September 30, 2017. We experienced headwinds due to a softness in the housing market towards the end of the third quarter that we expect to continue into the fourth quarter. However, we are taking steps during the fourth quarter that are designed to mitigate these housing market headwinds.
Commissions and agency fees

	Three Months Ended September 30			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
New Business Revenue (Corporate)	$2,721	$1,604	70%	$6,831	$3,970	72%
Agency Fees	1,412	906	56%	3,865	2,506	54%
Renewal Revenue (Corporate)	4,913	4,121	19%	13,644	11,379	20%
Contingent Commissions (Corporate)	326	—	—%	1,414	844	68%
Contingent Commissions (Franchise)	388	61	536%	2,318	1,209	92%
Commissions and agency fees	$9,760	$6,692	46%	$28,072	$19,908	41%
New Business Revenue (Corporate) increased by $1.1 million, or 70%, to $2.7 million for the three months ended September 30, 2018 from $1.6 million for the three months ended September 30, 2017, and increased by $2.9 million, or 72%, to $6.8 million for the nine months ended September 30, 2018 from $4.0 million for the nine months ended September 30, 2017. Revenue from Agency Fees increased by $0.5 million, or 56%, to $1.4 million for the three months ended September 30, 2018 from $0.9 million for the three months ended September 30, 2017, and increased by $1.4 million, or 54%, to $3.9 million for the nine months ended September 30, 2018 from $2.5 million for the nine months ended September 30, 2017. These increases were primarily attributable to an increase in total sales agent head count to 174 at September 30, 2018, from 112 at September 30, 2017, a 55% increase.
Renewal Revenue (Corporate) increased by $0.8 million or 19%, to $4.9 million for the three months ended September 30, 2018 from $4.1 million for the three months ended September 30, 2017, and increased by $2.3 million or 20%, to $13.6 million for the nine months ended September 30, 2018 from $11.4 million for the nine months ended September 30, 2017. These increases are primarily attributable to an increase in the number of policies in the renewal term from September 30, 2017 to 2018.
Revenue from Contingent Commissions in the Corporate Channel increased by $0.3 million, to $0.3 million for the three months ended September 30, 2018, and increased by $0.6 million, or 68%, to $1.4 million for the nine months ended September 30, 2018 from $0.8 million for the nine months ended September 30, 2017. The increase between the three-month periods is due to the timing of the receipt of Contingent Commissions, as the Company received a contingency in the third quarter this year, that is typically received in the fourth quarter. The increase between the nine-month periods is primarily attributable to the increase in Total Written Premium from September 30, 2017 to 2018.
Revenue from Contingent Commissions in the Franchise Channel increased $0.3 million, or 536% to $0.4 million for the three months ended September 30, 2018 from $61 thousand for the three months ended September 30, 2017, and increased $1.1 million, or 92% to $2.3 million for the nine months ended September 30, 2018 from $1.2 million for the nine months ended September 30, 2017. The increase between the three-month periods is due to the timing of the receipt of Contingent Commissions, as the Company received a contingency in the third quarter this year, that is typically received in the fourth quarter. The increase between the nine-month periods is primarily attributable to the increase in Total Written Premium from September 30, 2017 to 2018.
Franchise revenues

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
New Business Royalty Fees	$1,372	$911	51%	$3,649	$2,485	47%
Renewal Royalty Fees	3,373	2,107	60%	8,766	5,664	55%
Initial Franchise Fees	1,435	1,030	39%	4,645	3,350	39%
Franchise revenues	$6,180	$4,048	53%	$17,060	$11,499	48%
Revenue from New Business Royalty Fees increased by $0.5 million, or 51%, to $1.4 million for the three months ended September 30, 2018 from $0.9 million for the three months ended September 30, 2017, and increased by $1.2 million, or 47%, to $3.6 million for the nine months ended September 30, 2018 from $2.5 million for the nine months ended September 30, 2017. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises from September 30, 2017 to 2018.
Revenue from Renewal Royalty Fees increase by $1.3 million, or 60%, to $3.4 million, for the three months ended September 30, 2018 from $2.1 million for the three months ended September 30, 2017, and increased by $3.1 million, or 55%, to $8.8 million for the nine months ended September 30, 2018 from $5.7 million for the nine months ended September 30, 2017. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term, and the higher Royalty Fee rate on renewal business compared to new business (50% vs. 20%, respectively).
Revenues from Initial Franchise Fees increased by $0.4 million, or 39%, to $1.4 million for the three months ended September 30, 2018 from $1.0 million for the three months ended September 30, 2017, and increased by $1.3 million, or 39%, to $4.6 million for the nine months ended September 30, 2018 from $3.4 million for the nine months ended September 30, 2017. The increase in revenue from Initial Franchise Fees was attributable to an increase in the total number of franchises that attended training from the three and nine months ended September 30, 2017 to 2018.

Interest income

Interest income increased by $47 thousand, or 70%, to $114 thousand for the three months ended September 30, 2018 from $67 thousand for the three months ended September 30, 2017, and increased by $130 thousand, or 77%, to $299 thousand for the nine months ended September 30, 2018 from $169 thousand for the nine months ended September 30, 2017. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $1.8 million, or 25%, to $9.0 million for the three months ended September 30, 2018 from $7.2 million for the three months ended September 30, 2017, and increased by $32.0 million, or 182%, to $49.6 million for the nine months ended September 30, 2018 from $17.6 million for the nine months ended September 30, 2017. This increase was primarily attributable to a $24.8 million increase in Class B unit compensation, a $0.6 million increase in non-cash stock option expense and an increase in total headcount from the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2018, respectively.
General and administrative expenses
General and administrative expenses increased by $1.6 million, or 72%, to $3.7 million for the three months ended September 30, 2018 from $2.1 million for the three months ended September 30, 2017, and increased by $3.1 million, or 52%, to $9.1 million for the nine months ended September 30, 2018 from $6.0 million for the nine months ended September 30, 2017. This increase was primarily attributable to higher costs associated with an increase in operating franchises and employees, higher rent expense at our new corporate headquarters, investments made in technology, and additional costs associated with operating as a public company.
Bad debts
Bad debts decreased by $124 thousand, or 45%, to $399 thousand for the three months ended September 30, 2018 from $275 thousand for the three months ended September 30, 2017, and increased by $134 thousand, or 16%, to $984 thousand for the nine months ended September 30, 2018 from $850 thousand for the nine months ended September 30, 2017.
Depreciation and amortization
Depreciation and amortization increased by $31 thousand, or 10%, to $0.4 million for the three months ended September 30, 2018 from $0.3 million for the three months ended September 30, 2017, and increased by $0.4 million, or 68%, to $1.0 million for the nine months ended September 30, 2018 from $0.6 million for the nine months ended September 30, 2017. This increase was primarily attributable to the increase in fixed assets during the same period, including expansion of existing corporate offices and hardware for additional employees hired. These changes were partially offset by the disposal of furniture in connection with a corporate lease ending.
Interest expense
Interest expenses increased by $1.0 million, or 142%, to $1.6 million for the three months ended September 30, 2018 from $0.7 million for the three months ended September 30, 2017, and increased by $1.9 million, or 107%, to $3.6 million for the nine months ended September 30, 2018 from $1.7 million for the nine months ended September 30, 2017. This increase was primarily attributable to the additional Term Loan balance added in 2017, $871 thousand in origination fees from previous debt immediately recognized upon refinance, and was partially offset by the Company refinancing the existing term loan with a lower interest rate.
Segment Adjusted EBITDA
Corporate Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel.
Corporate Channel Adjusted EBITDA increased by $0.6 million, or 39%, to $2.0 million for the three months ended September 30, 2018 from $1.4 million for the three months ended September 30, 2017, and increased by $1.2 million, or 24%, to $6.0 million for the nine months ended September 30, 2018 from $4.8 million for the nine months ended September 30, 2017. This increase is primarily attributable higher New Business Revenue (Corporate) from increased hiring and agent ramp-up, plus an increase in more profitable Renewal Revenue (Corporate), as described above, and an increase in Contingent Commissions received due to timing, offset by an increase in employee compensation and benefits from additional hiring and higher general and administrative expenses related to additional hiring and investments in technology.

Franchise Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items.
Franchise Channel Adjusted EBITDA increased by $0.8 million, or 75%, to $1.8 million for the three months ended September 30, 2018 from $1.1 million for the three months ended September 30, 2017, and increased by $3.4 million, or 89%, to $7.2 million for the nine months ended September 30, 2018 from $3.8 million for the nine months ended September 30, 2017. This increase is primarily attributable to an increase in Initial Franchise Fees and New Business Revenue from an increase in operating agencies, an increase in more profitable Renewal Revenue, and an increase in Contingent Commissions, as described above, offset by higher employee compensation and benefits and general and administrative expenses related to investments in hiring and technology.
Neither of Franchise Channel Adjusted EBITDA or Corporate Channel Adjusted EBITDA includes equity-based compensation, which is recorded at the consolidated level and excluded from the EBITDA calculation.

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
For the three and nine months ended September 30, 2018, we had $140.3 million and $373.9 million in Total Written Premium, respectively, representing a 50% and 48% increase, compared to $93.8 million and $252.0 million for the three and nine months ended September 30, 2017, respectively. The following table shows Total Written Premium by channel for the three and nine months ended and 2018 and 2017 (in thousands).

	Three Months Ended September 30		% Change
	2018	2017
Corporate Channel Total Written Premium	$52,575	$39,452	33%
Franchise Channel Total Written Premium	87,721	54,384	61%
Total Written Premium	$140,296	$93,836	50%

	Nine Months Ended September 30		% Change
	2018	2017
Corporate Channel Total Written Premium	$141,623	$106,277	33%
Franchise Channel Total Written Premium	232,270	145,766	59%
Total Written Premium	$373,893	$252,043	48%
Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of September 30, 2018, we had 310 thousand in Policies in Force compared to 228 thousand as of December 31, 2017 and 207 thousand as of September 30, 2017, representing a 36% and 50% increase, respectively.
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
NPS has increased to 88 as of September 30, 2018 from 86 as of December 31, 2017, primarily driven by the service team’s continued focus on delivering highly differentiated service levels.
Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has remained steady at 88% at September 30, 2018 from December 31, 2017, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended September 30, 2018, we retained 94% of the premiums we distributed in the trailing twelve months ended September 30, 2017, which remained steady from the 94% premium retention at December 31, 2017. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and Royalty Fees relating to policies in their first term.
For the three months ended September 30, 2018, New Business Revenue grew 61% to $5.5 million, from $3.4 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, New Business Revenue grew by 60% to $14.3 million, from $9.0 million for the nine months ended September 30, 2017. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 55% and growth in franchises in the Franchise Channel of 59%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Royalty Fees after the first term of a policy.
For the three months ended September 30, 2018, Renewal Revenue grew 33% to $8.3 million, from $6.2 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, Renewal Revenue grew by 31% to $22.4 million, from $17.0 million for the nine months ended September 30, 2017. Growth in Renewal Revenue was driven by Client Retention of 88% at September 30, 2018. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
Adjusted EBITDA
Adjusted EBITDA is a supplemental measure of our performance. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of items that do not relate to business performance. Adjusted EBITDA is defined as net income (the most directly comparable GAAP measure) before interest, income taxes, depreciation and amortization, adjusted to exclude equity-based compensation and other non-operating items, including, among other things, certain non-cash charges and certain non-recurring or non-operating gains or losses.

Adjusted EBITDA increased by $1.0 million, or 42%, to $3.4 million for the three months ended September 30, 2018, from $2.4 million for the three months ended September 30, 2017, driven by Franchise Channel Adjusted EBITDA growth of $0.8 million. Adjusted EBITDA increased by $4.0 million, or 47%, to $12.4 million for the nine months ended September 30, 2018, from $8.4 million for the nine months ended September 30, 2017, driven by Corporate Channel Adjusted EBITDA growth of $1.2 million and Franchise Channel Adjusted EBITDA growth of $3.4 million.
Adjusted EBITDA Margin

Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three and nine months ended September 30, 2018, Adjusted EBITDA Margin was 21% and 27% compared to 22% and 27% for the three and nine months ended September 30, 2017, primarily driven by Corporate Channel Adjusted EBITDA Margin compression, offset by Franchise Channel Adjusted EBITDA Margin expansion. Corporate Channel Adjusted EBITDA Margin compression can be attributed to increased expenses driven by a 55% increase in Corporate Channel sales agent headcount and investments in technology. As these new sales agents ramp-up production and begin to receive Renewal Revenue (Corporate), we expect them to contribute to future Corporate Channel Adjusted EBITDA Margin expansion. Franchise Channel Adjusted EBITDA Margin expansion is attributed to growth in more profitable Renewal Revenue as a percentage of total revenue and the increase in Contingent Commissions, offset by higher employee compensation and benefits and general and administrative expenses from investments in hiring and technology.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses, adjusted to assume a single class of stock (Class A) and assuming non-controlling interest does not exist. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance and helps compare companies that may not have a dual-share class structure.
Non-GAAP Measures
Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS are not measures of financial performance under GAAP and should not be considered substitutes for net income or earnings per share, which we consider to be the most directly comparable GAAP measure. Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS have limitations as analytical tools, and when assessing our operating performance, you should not consider Adjusted EBITDA, Adjusted EBITDA Margin, or Adjusted EPS in isolation or as substitutes for net income, earnings per share or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS differently than we do, limiting their usefulness as comparative measures.
GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from net income to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$836	$209	$(19,269)	$8,300
Interest expense	1,631	674	3,598	1,734
Depreciation and amortization	352	321	1,039	617
Tax expense	164	—	318	—
Equity-based compensation	345	1,150	26,738	1,335
Other (income) expense	22	—	22	(3,541)
Adjusted EBITDA	$3,350	$2,354	$12,446	$8,445
Adjusted EBITDA Margin(1)	21%	22%	27%	27%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($3,350/$16,054) and ($2,354/$10,807) for the three months ended September 30, 2018 and 2017 and ($12,446/$45,431) and ($8,445/$31,576) for the nine months ended September 30, 2018 and 2017.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS for the three and nine months ended September 30, 2018. Note that totals may not sum due to rounding:

Three months ended September 30, 2018
Earnings per share - basic (GAAP)	$0.02
Add: origination fees from previous debt immediately recognized upon refinance(1)	0.02
Add: equity-based compensation(2)	0.01
Less: Estimated taxes assuming Class B shares were fully converted to Class A(3)	(0.01)
Adjusted EPS (non-GAAP)	0.05
(1) Calculated as the origination fees of previous debt immediately recognized upon refinance divided by sum of Class A and Class B shares [ $871 thousand / ( 13.5 million + 22.7 million )]
(2) Calculated as equity-based compensation divided by sum of Class A and Class B shares [ $345 thousand / ( 13.5 million + 22.7 million )]
(3) Calculated as net income attributable to non-controlling interests, excluding taxes directly attributable to non-controlling interest, times the federal income tax rate, divided by the weighted average Class B shares for the period [( $627 thousand * 21.0% ) / 22.7 million ]. Not included in calculation are the effects of the conversion per the Tax Receivable Agreement or pre-IPO taxes attributable to non-controlling interests.

Nine months ended September 30, 2018
Earnings per share - basic (GAAP)	$(0.66)
Add: income prior to the Reorganization Transactions(4)	0.12
Less: estimated controlling interest taxes on income prior to Reorganization Transactions(5)	(0.03)
Add: origination fees from previous debt immediately recognized upon refinance(5)	0.02
Add: equity-based compensation(6)	0.74
Less: Estimated taxes assuming Class B shares were fully converted to Class A(7)	(0.01)
Adjusted EPS (non-GAAP)	$0.18
(4) Calculated as the income prior to the Reorganization Transactions divided by the sum of Class A and Class B shares [ $4.4 million / ( 13.5 million + 22.7 million )
(5) Calculated as the income prior to the Reorganization Transactions, times the controlling interest percentage at the time of IPO, times the assumed effective tax rate of 25%, divided by the count of Class A shares at the time of the IPO [ $4.4 million * 37.3% * 25% / 13.5 million ]. Income taxes attributable to non-controlling interests are included in (8) below.
(6) Calculated as the origination fees of previous debt immediately recognized upon refinance divided by sum of Class A and Class B shares [ $871 thousand / ( 13.5 million + 22.7 million )]
(7) Calculated as equity-based compensation divided by the sum of Class A and Class B shares [ $26.7 million / ( 13.5 million + 22.7 million )]
(8) Calculated as net loss attributable to non-controlling interests, excluding taxes directly attributable to non-controlling interest, times the effective tax rate of controlling interests, divided by the weighted average Class B shares for the period [( $(10.2) million * (1.4)% ) / 22.7 million ]. Not included in calculation are the effects of the conversion per the Tax Receivable Agreement or pre-IPO taxes attributable to non-controlling interests.

Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Initial Franchise Fees and Royalty Fees; and (3) borrowings, interest payments and repayments under our Credit Agreement. As of September 30, 2018, our cash and cash equivalents balance was $18.1 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.

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
Interest on amounts drawn under the New Revolving Credit Facility is calculated initially at LIBOR plus 2.5%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At September 30, 2018, the Company had $10.0 million drawn and letter of credit of $500,000 applied against the maximum borrowing availability under the Revolving Credit Facility, thus amounts available to draw totaled $2,500,000. The New Revolving Credit Facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.

Interest on the New Term Loan is calculated initially at LIBOR plus 2.5%, then at an interest rate determined by the
Company’s leverage ratio for the preceding period. The aggregate principal amount of the New Term Loans are payable in quarterly installments of (x) $500,000 from the fiscal quarter ending December 31, 2018 through the fiscal quarter ending June 30, 2019, (y) $750,000 from the fiscal quarter ending September 30, 2019 through the fiscal quarter ending June 30, 2020 and (z) $1,250,000 from the fiscal quarter ending September 30, 2020 through the fiscal quarter ending June 30, 2021, with a balloon payment of the entire unpaid principal amount of the New Term Loans on August 3, 2021. The New Term Loans are collateralized by substantially all the Company’s assets, which includes rights to future commissions.

The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175.0 bps
> 1.50x	LIBOR + 200.0 bps
> 2.50x	LIBOR + 225.0 bps
> 3.50x	LIBOR + 250.0 bps
Maturities of note payable for the next four calendar years as of September 30, 2018 are as follows (in thousands):

Amount
2018	$500
2019	2,500
2020	4,000
2021	32,500
$39,500

Loan origination fees of $606 thousand at September 30, 2018 are reflected as a reduction to the note balance and will be amortized through interest expense over three years (the term of the note payable). The amortization of these loan origination fees is included in interest expense. As part of the refinancing, $871 thousand of origination fees from previous debt were immediately recognized as interest expense in the third quarter of 2018.

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

As of September 30, 2018, the Company was in compliance with these covenants.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine months ended September 30,
	2018	2017	Change
Net cash provided by operating activities	$7,374	$12,076	$(4,702)
Net cash used for investing activities	(1,298)	(5,180)	3,882
Net cash provided by (used for) financing activities	7,043	(6,754)	13,797
Net increase in cash and cash equivalents	13,119	142	12,977
Cash, beginning of period	4,948	3,778	1,170
Cash, end of period	$18,067	$3,920	$14,147
Operating activities
Net cash provided by operating activities was $7.4 million for the nine months ended September 30, 2018 as compared to net cash provided by operating activities of $12.1 million for the nine months ended September 30, 2017. This decrease in net cash provided by operating activities was attributable to a decrease in Other Income of $3.5 million related to a buyout of a franchise agreement in June of 2017, and a decrease in cash provided by deferred rent of $3.1 million related to lease incentives received in August of 2017 for the corporate headquarters.
Business investment activities
Net cash used in business investment activities was $1.3 million for the nine months ended September 30, 2018 as compared to net cash used in business investment activities of $5.2 million for the nine months ended September 30, 2017. The decrease in cash used in business investment activities is related to the build-out of the corporate headquarters during 2017.

Financing activities
Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 2018 as compared to net cash used in financing activities of $6.8 million for the nine months ended September 30, 2017. This increase in net cash provided by financing activities was primarily attributable to activity related to the Offering, during which $86.8 million was received in proceeds and $63.6 million was distributed. These activities are offset by repayments of note payables of $50.1 million for the nine months ended September 30, 2018 as compared to $250 thousand for the nine months ended September 30, 2017, while proceeds from notes payable were $50.0 million for the nine months ended September 30, 2018 as compared to $10.0 million for the nine months ended September 30, 2017.
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
During the three and nine months ended September 30, 2018, no distributions or redemptions were made that triggered an increase in our tax basis.
Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of September 30, 2018, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$24,084	$1,680	$5,187	$4,989	$12,228
Debt obligations payable(2)	49,500	2,250	47,250	—	—
Total	$73,584	$3,930	$52,437	$4,989	$12,228

(1)
The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $383 thousand and $212 thousand for the three months ended September 30, 2018 and 2017. Rent expense was $1.2 million and $532 thousand for the nine months ended September 30, 2018 and 2017.

(2)
The Company refinanced its credit facilities on August 3, 2018 in the form of a $40 million term loan and $13 million revolving credit facility, of which $10 million was drawn as of September 30, 2018. The refinancing decreased the Company's borrowing costs by 300 bps and shortened the term loan maturity to 3 years.

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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in the Final Prospectus, our disclosure controls and procedures were not effective as of September 30, 2018.
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
While the material weaknesses still exist as of September 30, 2018, we continued to implement certain measures to remediate them during the quarter ended September 30, 2018. For example, we implemented policies requiring our executive management and audit committee to review our financial statements presented on a GAAP basis. Additionally, we have implemented policies requiring our Chief Financial Officer, controller and assistant controller (who was recently hired to assist with financial reporting requirements) to systematically review and document all accounting policies and procedures around significant transactions to ensure compliance with the most recent GAAP pronouncements.
Additionally, to address the information technology general control material weakness described above in (iii), we have implemented a remediation plan that includes updating certain users' access to ensure that financial data is adequately restricted to appropriate personnel. We have also implemented program change management controls to ensure that any system changes are adequately reviewed and deployed through the appropriate personnel. We believe this plan effectively remediates this material weakness, however the effectiveness of the new controls must be tested over a sufficient period of time. As such, the material weaknesses still exist as of September 30, 2018.
No material costs were incurred during the quarter ended September 30, 2018 relating to remediation efforts discussed above.

PART II

Item 1. Legal matters
The information required by this Item is incorporated by reference to Part I, Item I, Note 7. Income Taxes.

Item 1A. Risk factors
There have been no material changes with respect to the risk factors disclosed in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.
Use of Proceeds
On April 26, 2018, our Registration Statement on Form S-1 (Registration No. 333-224080) was declared effective by the SEC in connection with the Offering pursuant to which we sold an aggregate of 9,810 thousand shares of our Class A common stock (including 1,280 thousand shares sold pursuant to the underwriters' over-allotment option) at a price of $10.00 per share. J.P. Morgan Securities LLC and Merrill Lynch, Pierce Fenner & Smith Incorporated acted as joint book-running managers in the Offering. Keefe, Bruyette & Woods, Inc. and William Blair & Company, L.L.C. acted as co-managers in the Offering. The Offering resulted in net proceeds of approximately $87 million after deducting underwriters' discounts and commissions of $7 million and other offering expenses of $4.25 million.
We used the net proceeds to us from the base portion of the Offering (approximately $77 million) to effect partial repayment of notes issued by the Company in exchange for the transfer of certain ownership interests in Goosehead Management, LLC and Texas Wasatch Insurance Holdings Group, LLC held by their historical owners, which include certain members of the Company’s management and board of directors, including certain persons owning 10% or more of our common stock. We used the net proceeds to us from the exercise of the underwriters’ over-allotment option to purchase from Goosehead Financial, LLC a number of LLC Units equal to the number of shares of Class A common stock issued pursuant to the exercise of the underwriters’ over-allotment option. In turn, we intend to cause Goosehead Financial, LLC to use the proceeds it receives for general corporate purposes, which may include the repayment of debt.  Between the effective date of the Registration Statement and November 6, 2018, Goosehead Financial, LLC has used approximately $0 of the net proceeds from the exercise of the underwriters’ over-allotment option. None of the net proceeds from the exercise of the underwriters’ over-allotment option were used to make payments, directly or indirectly, to (i) any of our directors, officers or their associates, (ii) any persons owning 10% or more of our common shares or (iii) any of our affiliates. The intended use of the remaining net proceeds has not changed from the information mentioned in the Final Prospectus.

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

GOOSEHEAD INSURANCE, INC.

Date:	November 6, 2018	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2018	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)