Form 10-Q
period 2019-03-31
Goosehead Insurance, Inc.
filed 2019-05-03
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $.01 per share	GSHD	NASDAQ

As of May 2, 2019, there were 14,795,584 shares of Class A common stock outstanding and 21,489,793 shares of Class B common stock outstanding.

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

•	Franchisee: An individual or entity who has entered into a Franchise Agreement with us.

•	Initial Franchise Fee: Contracted fees paid by Franchisees to compensate Goosehead for the training and onboarding of new franchise locations.

•	GF: Goosehead Financial, LLC.

•	GM: Goosehead Management, LLC.

•	LLC Unit: a limited liability company unit of Goosehead Financial, LLC.

•	New Business Revenue: Commissions received from Carriers, Agency Fees received from clients, and Royalty Fees received from Franchisees relating to policies in their first term.

•	New Business Revenue (Corporate): Commissions received from Carriers and Agency Fees charged to clients relating to policies in their first term sold in the Corporate Channel.

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

Special note regarding forward-looking statements
We have made statements in this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Item 1A. Risk factors” in our Annual Report on Form 10-K You should specifically consider the numerous risks outlined under “1A. Risk factors” in the Annual Report on Form 10-K.
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations.

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	March 31	December 31
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$18,417	$18,635
Restricted cash	352	376
Dividends held by transfer agent	5,962	—
Commissions and agency fees receivable, net	2,328	2,016
Receivable from franchisees, net	935	703
Prepaid expenses	1,276	1,109
Total current assets	29,270	22,839
Receivable from franchisees, net of current portion	2,351	2,048
Property and equipment, net of accumulated depreciation	8,435	7,575
Intangible assets, net of accumulated amortization	266	248
Deferred income taxes, net	7,950	1,958
Other assets	130	130
Total assets	$48,402	$34,798
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,753	$3,978
Premiums payable	352	376
Unearned revenue	332	530
Dividends payable	15,000	—
Deferred rent	487	428
Note payable	2,750	2,500
Total current liabilities	22,674	7,812
Deferred rent, net of current portion	5,474	4,548
Note payable, net of current portion	45,251	45,947
Liabilities under tax receivable agreement, net of current portion	6,854	1,694
Total liabilities	80,253	60,001
Commitments and contingencies (see note 7)
Class A common stock, $.01 par value per share - 300,000 shares authorized, 14,522 shares issued and outstanding as of March 31, 2019, 13,800 shares issued and outstanding as of December 31, 2018	145	138
Class B common stock, $.01 par value per share - 50,000 shares authorized, 21,763 issued and outstanding as of March 31,2019, 22,486 shares issued and outstanding as of December 31, 2018	217	224
Additional paid in capital	86,483	88,811
Accumulated deficit	(10,068)	(6,578)
Total stockholders' equity	76,777	82,595
Non-controlling interests	(108,628)	(107,798)
Total equity	(31,851)	(25,203)
Total liabilities and stockholders' equity	$48,402	$34,798

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31
	2019	2018
Revenues:
Commissions and agency fees	$16,170	$9,596
Franchise revenues	6,828	4,910
Interest income	135	83
Total revenues	23,133	14,589
Operating Expenses:
Employee compensation and benefits	9,191	6,835
General and administrative expenses	4,430	2,374
Bad debts	401	280
Depreciation and amortization	423	337
Total operating expenses	14,445	9,826
Income from operations	8,688	4,763
Other Income (Expense):
Interest expense	(626)	(995)
Income before taxes	8,062	3,768
Tax expense	744	—
Net income	7,318	3,768
Less: net income attributable to non-controlling interests	4,846	3,768
Net income attributable to Goosehead Insurance, Inc.	$2,472	$—
Earnings per share:
Basic	$0.17	n/a
Diluted	$0.16	n/a
Weighted average shares of Class A common stock outstanding
Basic	14,211	n/a
Diluted	15,289	n/a

Dividends declared per share	$0.41	$—

Pro forma earnings per share:
Basic	n/a	$0.08
Diluted	n/a	$0.08

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Members' deficit	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance at January 1, 2018	(41,133)	—	—	—	—	—	—	—	—	(41,133)
Net Income	3,768	—	—	—	—	—	—	—	—	3,768
Capital withdrawn	—	—	—	—	—	—	—	—	—	—
Balance March 31, 2018	(37,365)	—	—	—	—	—	—	—	—	(37,365)

	Members' deficit	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, December 31, 2018	—	13,799	22,486	138	224	88,811	(6,578)	82,595	(107,798)	(25,203)
Distributions	—	—	—	—	—	—	—	—	(245)	(245)
Dividends declared	—	—	—	—	—	—	(5,962)	(5,962)	(9,038)	(15,000)
Net income	—	—	—	—	—	—	2,472	2,472	4,846	7,318
Equity-based compensation	—	—	—	—	—	368	—	368	—	368
Redemption of LLC Units	—	723	(723)	7	(7)	(3,607)	—	(3,607)	3,607	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	—	911	—	911	—	911
Balance March 31, 2019	—	14,522	21,763	145	217	86,483	(10,068)	76,777	(108,628)	(31,851)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2019	2018
Cash flows from operating activities:
Net income	$7,318	$3,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	476	337
Bad debt expense	401	280
Equity-based compensation	368	—
Adjustments to tax receivable agreement liability	5,161	—
Deferred income taxes	(5,081)	—
Changes in operating assets and liabilities:
Dividends held by transfer agent	(5,962)	—
Commissions and agency fees receivable	(553)	(705)
Receivable from franchisees	(565)	(414)
Prepaid expenses	(167)	(219)
Other assets	—	(2,827)
Accounts payable and accrued expenses	(356)	2,167
Deferred rent	985	284
Premiums payable	(24)	191
Unearned revenue	(199)	(287)
Net cash provided by operating activities	1,802	2,575
Cash flows from investing activities:
Proceeds from notes receivable	5	5
Purchase of software	(55)	(44)
Purchase of property and equipment	(1,249)	(334)
Net cash used for investing activities	(1,299)	(373)
Cash flows from financing activities:
Loan origination fees	—	49
Repayment of note payable	(500)	(125)
Member distributions and dividends	(245)	(550)
Net cash provided by (used for) financing activities	(745)	(626)
Net increase in cash and restricted cash	(242)	1,576
Cash and cash equivalents, and restricted cash, beginning of period	19,011	5,366
Cash and cash equivalents, and restricted cash, end of period	$18,769	$6,942

Supplemental disclosures of cash flow data:
Cash paid during the year for interest	626	897
Cash paid for income taxes	—	—
See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization
On May 1, 2018 Goosehead Insurance, Inc. ("GSHD") completed an initial public offering (the “Offering”) of 9,810 thousand shares of Class A common stock at a price of $10.00 per share, which included 1,280 thousand shares issued pursuant to the underwriter's over-allotment option. Following completion of the Offering, GSHD owned 37.3% of Goosehead Financial, LLC (“GF”) and the Pre-IPO LLC Members owned the remaining 62.7%. GSHD is the sole managing member of GF and, although GSHD holds a minority economic interest in GF, GSHD has the sole voting power and control of management of GF. Accordingly, GSHD consolidates the financial results of GF and reports non-controlling interest in GSHD's consolidated financial statements.
GF was organized on January 1, 2016 as a Delaware Limited Liability Company and is headquartered in Westlake, TX. The operations of GF represent the predecessor to GSHD prior to the Offering. Operations for any periods prior to May 1, 2018 are the condensed, consolidated and combined operations of GF and its subsidiaries and affiliates.
GSHD (collectively with its consolidated subsidiaries, the “Company”) provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned agencies and franchise units across the nation.
The Company had seven corporate-owned locations in operation at March 31, 2019 and 2018. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended March 31, 2019 and 2018, the Company sold 63 and 58 franchise locations, respectively and had 501 and 341 operating franchise locations as of March 31, 2019 and 2018, respectively. No franchises were purchased by the Company during the three months ended March 31, 2019 or 2018.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2019, and the condensed consolidated results of operations, and cash flows for the three months ended March 31, 2019 and 2018. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $352 thousand and $610 thousand as of March 31, 2019 and 2018, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statement of cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31
	2019	2018
Cash and cash equivalents	$18,417	$6,332
Restricted cash	352	610
Cash and cash equivalents, and restricted cash	$18,769	$6,942

Recently Issued Accounting Pronouncements
Statement of Cash Flows (ASU 2016-18): This standard requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted Cash. As such, the Company’s condensed consolidated statement of cash flows shows the sources and uses of cash that explain the movement in the balance of cash and cash equivalents, inclusive of restricted cash, over the period presented. As an emerging growth company (“EGC”), the standard became effective for the Company January 1, 2019. The standard did not have a material impact on the Statement of Cash Flows. As shown in the reconciliation above, restricted cash of $610 thousand, which was previously shown as an investing activity has been reclassified and is now included together with cash and cash equivalents to conform to the current period presentation in the condensed consolidated statement of cash flows as a result of the adoption of ASU 2016-18.
Statement of Cash Flows (ASU 2016-15): This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified and applies to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The standard became effective for the Company on January 1, 2019. The Company has evaluated the impact of ASU 2016-15 and has determined the impact to be immaterial. The Company does not, at this time, engage in the activities being addressed by the standard.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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
Franchise revenues, including franchise fees, are also likely to change under the new guidance. Currently, initial franchise fees are recognized as revenue in the month the agency owner or initial agency representative attends training. Under the new guidance, the Company anticipates these revenues will likely be recognized over the contract term, typically 10 years.
The Company also expects to recognize an asset for the costs to obtain and/or fulfill a contract and to amortize on a systematic basis that is consistent with the transfer of services to which asset relates.
Leases (ASU 2016-02): This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach, with the option to elect various practical expedients. Early adoption is permitted. The standard will become effective for the Company January 1, 2020. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements. However, the Company expects the impact of this guidance on its consolidated financial statements could be significant, as its future minimum operating lease commitments totaled $23.6 million as of March 31, 2019.

3. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31	December 31
	2019	2018
Franchise fees receivable	$4,277	$3,906
Less: Unamortized discount	(1,533)	(1,381)
Less: Allowance for uncollectible franchise fees	(494)	(455)
Total franchise fees receivable	$2,250	$2,070
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2017	$336
Charges to bad debts	74
Write offs	—
Balance at March 31, 2018	$410

Balance at December 31, 2018	$455
Charges to bad debts	160
Write offs	(121)
Balance at March 31, 2019	$494

4. Allowance for Uncollectible Agency Fees

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2017	$183
Charges to bad debts	206
Write offs	(182)
Balance at March 31, 2018	$207

Balance at December 31, 2018	$242
Charges to bad debts	241
Write offs	(245)
Balance at March 31, 2019	$238

5. Property and equipment
Property and equipment consisted of the following at:

	March 31	December 31
	2019	2018
Furniture & fixtures	2,517	2,233
Computer equipment	1,056	1,023
Network equipment	252	252
Phone system	831	824
Leasehold improvements	7,615	6,692
Total	12,271	11,024
Less accumulated depreciation	(3,836)	(3,449)
Property and equipment, net	8,435	7,575
6. Note Payable
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
The $13.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of March 31, 2019, the Company was in the greater than 2.50x leverage ratio tranche, accruing interest of LIBOR plus 2.25%. At March 31, 2019, the Company had $10.0 million drawn against the revolver. At March 31, 2019, the Company had a letter of credit of $417 thousand applied against the maximum borrowing availability, thus amounts available to draw totaled $2.6 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions. Interest paid on the revolving credit facility totaled $122 thousand for the three months ended March 31, 2019.
The $40.0 million term note accrues interest at an initial interest rate of LIBOR plus 2.5%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of March 31, 2019, the Company was in the greater than 2.50x leverage ratio tranche, accruing interest of LIBOR plus 2.25%. The aggregate principal amount of the term note as of March 31, 2019 is $38.5 million, payable in quarterly installments of (x) $500,000 through the fiscal quarter ending June 30, 2019, (y) $750,000 from the fiscal quarter ending September 30, 2019 through the fiscal quarter ending June 30, 2020, and (z) $1,250,000 from the fiscal quarter ending September 30, 2020 through the fiscal quarter ending June 30, 2021, with a balloon payment of the entire unpaid principal amount

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

of the term note on August 3, 2021. The term note is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175.0 bps
> 1.50x	LIBOR + 200.0 bps
> 2.50x	LIBOR + 225.0 bps
> 3.50x	LIBOR + 250.0 bps
Maturities of the term note payable for the next three calendar years as of March 31, 2019 are as follows (in thousands):

Amount
2019	$2,000
2020	4,000
2021	32,500
$38,500
The $10.0 million drawn against the revolver is coterminous with the term loan and is due in full on August 3, 2021.
Loan origination fees of $499 thousand at March 31, 2019 are reflected as a reduction to the note balance and will be amortized through interest expense over three years (the term of the note payable).
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of March 31, 2019, the Company was in compliance with these covenants.
Because of both instruments’ origination date and variable interest rate, the note payable balance at March 31, 2019 and December 31, 2018, approximates fair value using Level 2 inputs, described below.
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

7. Commitments and Contingencies
The Company leases its facilities under non-cancelable operating leases, expiring in various years through 2029. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

portion of operating costs each year. Rent expense was $447 thousand and $405 thousand for the three months ended March 31, 2019 and 2018.
The following is a schedule of future minimum lease payments as of March 31, 2019 (in thousands):

Amount
2019	$1,307
2020	2,575
2021	2,793
2022	2,762
2023	2,578
2023-2029	11,626
$23,641
8. Income Taxes
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
Income tax expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows (in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Income before taxes	$8,062	$3,768
Less: (income) prior to the Reorganization Transactions	—	(3,768)
Income before taxes	$8,062	$—

Income taxes at U.S. federal statutory rate	$1,693	$—
Tax on income not subject to entity level federal income tax	(1,058)	—
Permanent Differences:
Meals & Entertainment	8
State income tax, net of federal benefit	103	—
Other Reconciling items:
Other	(2)	—
Income tax expense	$744	$—

Deferred tax assets and liabilities
The components of deferred tax assets and liabilities are as follows:

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2019	December 31, 2018
Investment in flow-through entity	7,950	1,958
Net deferred tax asset (liability)	$7,950	$1,958
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of March 31, 2019.
Tax Receivable Agreement
GF intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units and corresponding Class B common stock for shares of Class A common stock occurs. Future taxable redemptions or exchanges are expected to result in tax basis adjustments to the assets of GF that will be allocated to the Company and thus produce favorable tax attributes. These tax attributes would not be available to GSHD in the absence of those transactions. The anticipated tax basis adjustments are expected to reduce the amount of tax that GSHD would otherwise be required to pay in the future.
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
During the three months ended March 31, 2019, an aggregate of 723 thousand LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 723 thousand LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of March 31, 2019, the total amount of TRA Payments due to the Pre-IPO LLC Members under the Tax Receivable Agreement was $6.9 million, of which $9 thousand was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet.

9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 14,522 thousand shares of its Class A common stock outstanding at March 31, 2019. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 21,763 thousand shares of its Class B common stock outstanding at March 31, 2019. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.
Non-Controlling Interests

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three months ended March 31, 2019, GF made distributions of $400 thousand, of which $245 thousand where made to Pre-IPO LLC Members. The remaining $155 thousand were made to GSHD and were eliminated in consolidation. There were no distributions made during the three months ended March 31, 2018.
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
During the three months ended March 31, 2019, an aggregate of 723 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 723 thousand shares of Class A common stock in connection with these redemptions and received 723 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 723 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of March 31, 2019 (in thousands).

	March 31, 2019
	LLC Units	Ownership %
Number of LLC Units held by GSHD	14,522	40.0%
Number of LLC Units held by non-controlling interest holders	21,763	60.0%
Number of LLC Units outstanding	36,285	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three months ended March 31, 2019 was 60.8%. All net income prior to the Offering is attributed to non-controlling interest holders.
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three months ended March 31, 2019, divided by the basic weighted average number of Class A common stock as of March 31, 2019 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities (in thousands, except per share amounts). The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2019
Numerator:
Income before taxes	$8,062
Less: income before taxes attributable to non-controlling interests	4,909
Income before taxes attributable to GSHD	3,153
Less: income tax expense attributable to GSHD	681
Net income attributable to GSHD	$2,472
Denominator:
Weighted average shares of Class A common stock outstanding - basic	14,211
Effect of dilutive securities:
Stock options	1,078
Weighted average shares of Class A common stock outstanding - diluted	$15,289

Earnings per share of Class A common stock - basic	$0.17
Earnings per share of Class A common stock - diluted	$0.16
The following table sets forth the calculation of pro forma basic EPS based on pro forma net income attributable to GSHD for the three months ended March 31, 2018, divided by the pro forma basic weighted average number of Class A common stock as of March 31, 2018 (in thousands, except per share amounts). Pro forma diluted earnings per share of Class A common stock is computed by dividing pro forma net income attributable to GSHD by the pro forma weighted average number of shares of Class A common stock outstanding adjusted to give effect to pro forma potentially dilutive securities (in thousands, except per share amounts).

Three Months Ended March 31, 2018
Numerator:
Net income	$3,768
Less: pro forma net income attributable to non-controlling interests	2,362
Pro forma income before taxes attributable to GSHD	1,406
Less: pro forma income tax expense	336
Pro forma net income attributable to GSHD	$1,070
Denominator:
Pro forma weighted average shares of Class A common stock outstanding - basic	13,533
Pro forma effect of dilutive securities:
Pro forma stock options	—
Pro forma weighted average shares of Class A common stock outstanding - diluted	13,533

Pro forma earnings per share of Class A common stock - basic	$0.08
Pro forma earnings per share of Class A common stock - diluted	$0.08

10. Equity-Based Compensation
A summary of equity-based compensation expense during the three months ended March 31, 2019 and March 31, 2018 is as follows (in thousands):

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31
	2019	2018
Stock options	368	—
Equity-based compensation expense	$368	$—

11. Dividends
On March 7, 2019, GF approved a $15.0 million extraordinary dividend to all holders of LLC Units, including GSHD. The board of directors of the Company then declared an extraordinary dividend of $0.41 (rounded) to all holders of Class A common stock of GSHD with a record date of March 18, 2019, paid on or before April 1, 2019. A summary of the total amounts declared by GF is as follows (in thousands):

	LLC Units held as of March 18, 2019	Dividends declared
Class A common stockholders	14,421	$5,962
Class B common stockholders via LLC Units held	21,864	9,038
Total	36,285	$15,000
In order to facilitate the payment of dividends to Class A shareholders, the Company engages a transfer agent to maintain and distribute the funds. Amounts due to Class A shareholders are typically paid to the transfer agent one business day prior to distribution. In connection with the dividend described above, the Company paid $6.0 million to the transfer agent, but the dividend had not yet been distributed to Class A shareholders. These funds are included on the consolidated and condensed balance as Dividends held by transfer agent.
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
12. Segment Information
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Corporate Channel	Franchise Channel	Other	Total
Three months ended March 31, 2019:
Revenues:
Commissions and fees	$11,955	$4,215	$—	$16,170
Franchise revenues	—	6,828	—	6,828
Interest income	—	135	—	135
Total	11,955	11,178	—	23,133
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	5,068	3,755	—	8,823
General and administrative expenses	1,902	1,632	896	4,430
Bad debts	241	160	—	401
Total	7,211	5,547	896	13,654
Adjusted EBITDA	4,744	5,631	(896)	9,479
Equity-based compensation	—	—	(368)	(368)
Interest expense	—	—	(626)	(626)
Depreciation and amortization	(239)	(184)	—	(423)
Taxes	—	—	(744)	(744)
Net income (loss)	$4,505	$5,447	$(2,634)	$7,318
At March 31, 2019:
Total Assets	$7,083	$16,054	$25,265	$48,402

	Corporate Channel	Franchise Channel	Other	Total
Three months ended March 31, 2018:
Revenues:
Commissions and fees	$7,856	$1,740	$—	$9,596
Franchise revenues	—	4,910	—	4,910
Interest income	—	83	—	83
Total	7,856	6,733	—	14,589
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	4,045	2,790	—	6,835
General and administrative expenses	1,628	745	1	2,374
Bad debts	206	74	—	280
Total	5,879	3,609	1	9,489
Adjusted EBITDA	1,977	3,124	(1)	5,100
Interest expense	—	—	(995)	(995)
Depreciation and amortization	(236)	(101)	—	(337)
Net income (loss)	$1,741	$3,023	$(996)	$3,768
At March 31, 2018:
Total Assets	$10,408	$5,993	$18,397	$34,798

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

13. Litigation
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
Item 2: Management’s discussion and analysis of financial condition and results of operations

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in the Annual Report on Form 10-K.
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 69% of the company, representing our commitment to the long-term success of the Company.
The following discussion contains references to periods prior to The Offering, including January through April 2018, which represents the consolidated and combined financial results of our predecessor Goosehead Financial, LLC and its subsidiaries Texas Wasatch Insurance Services, LP, Goosehead Insurance Agency, LLC and its affiliates Goosehead Management, LLC and Texas Wasatch Insurance Holdings Group, LLC.
Financial Highlights for the First Quarter of 2019:

•	Total revenue increased 59% from the first quarter of 2018 to $23.1 million

•	Commissions and Agency fee revenues increased 69% from the first quarter of 2018 to $16.2 million

•	Franchise revenues increased 39% from the first quarter of 2018 to $6.8 million

•	Net income increased by 94% from the first quarter of 2018 to $7.3 million

•	Adjusted EBITDA*, a non-GAAP measure, increased 86% from the first quarter of 2018 to $9.5 million, or 41% of total revenues

•	Corporate Channel Adjusted EBITDA increased 140% from the first quarter of 2018 to $4.7 million, or 40% of Corporate Channel revenues

•	Franchise Channel Adjusted EBITDA increased 80% from the first quarter of 2018 to $5.6 million, or 50% of Franchise channel revenues

•	Basic earnings per share was $0.17 and Adjusted EPS*, a non-GAAP measure, was $0.18 for the three months ended March 31, 2019

•	Total Written Premiums placed increased 45% from the prior-year period to $147 million.

•	Policies in Force increased 45% from March 31, 2018 to 365 thousand at March 31, 2019

•	Corporate sales headcount increased 52% from March 31, 2018 to 184 at March 31, 2019

◦	As of March 31, 2019, 103 of these Corporate sales agents had less than one year of tenure and 81 had greater than one year of tenure

•	Operating franchises increased 47% from March 31, 2018 to 501 at March 31, 2019

◦	In Texas as of March 31, 2019, 29 operating franchisees had less than one year of tenure and 175 operating franchisees had greater than one year of tenure.

◦	Outside of Texas as of March 31, 2019, 178 operating franchisees had less than one year of tenure and 119 had greater than one year of tenure.
*Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-Q.
Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three months ended March 31, 2019 and March 31, 2018. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31
	2019		2018
Revenues:
Commissions and agency fees	$16,170	70%	$9,596	66%
Franchise revenues	6,828	30%	4,910	34%
Interest income	135	1%	83	1%
Total revenues	23,133	100%	14,589	100%
Operating Expenses:
Employee compensation and benefits	9,191	64%	6,835	70%
General and administrative expenses	4,430	31%	2,374	24%
Bad debts	401	3%	280	3%
Depreciation and amortization	423	3%	337	3%
Total operating expenses	14,445	100%	9,826	100%
Income from operations	8,688		4,763
Other Income (Expense):
Interest expense	(626)		(995)
Income before taxes	8,062		3,768
Tax expense	744		—
Net Income	7,318		3,768
Less: net income attributable to non-controlling interests	4,846		3,768
Net Income attributable to Goosehead Insurance Inc.	$2,472		$—

Revenues
For the three months ended March 31, 2019, revenue increased by 59% to $23.1 million from $14.6 million for the three months ended March 31, 2018.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions generated from the corporate channel, as well as contingent commissions generated from the franchise channel.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended March 31
	2019	2018	% Change
New Business Revenue (Corporate)	$2,459	$1,800	37%
Agency Fees	1,437	1,099	31%
Renewal Revenue (Corporate)	4,789	3,903	23%
Contingent Commissions (Corporate)	3,270	1,054	210%
Contingent Commissions (Franchise)	4,215	1,740	142%
Commissions and agency fees	$16,170	$9,596	69%
New Business Revenue (Corporate) increased by $0.7 million, or 37%, to $2.5 million for the three months ended March 31, 2019 from $1.8 million for the three months ended March 31, 2018. Revenue from Agency Fees increased by $0.3 million, or 31%, to $1.4 million for the three months ended March 31, 2019 from $1.1 million for the three months ended March 31, 2018. These increases were primarily attributable to an increase in total sales agent head count to 184 at March 31, 2019, from 121 at March 31, 2018, a 52% increase.
Renewal Revenue (Corporate) increased by $0.9 million or 23%, to $4.8 million for the three months ended March 31, 2019 from $3.9 million for the three months ended March 31, 2018. This increase is primarily attributable to an increase in the number of policies in the renewal term from March 31, 2018 to 2019.
Revenue from Contingent Commissions in the Corporate Channel increased by $2.2 million, to $3.3 million for the three months ended March 31, 2019 from $1.1 million for the three months ended March 31, 2018. The increase between the three-month periods is primarily attributable to the increase in Total Written Premium placed from March 31, 2018 to 2019.
Revenue from Contingent Commissions in the Franchise Channel increased $2.5 million, or 142% to $4.2 million for the three months ended March 31, 2019 from $1.7 million for the three months ended March 31, 2018. The increase between the three-month periods is primarily attributable to the increase in Total Written Premium placed from March 31, 2018 to 2019.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and interest income.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended March 31
	2019	2018	% Change
New Business Royalty Fees	$1,355	$953	42%
Renewal Royalty Fees	3,763	2,287	65%
Initial Franchise Fees	1,710	1,670	2%
Franchise revenues	$6,828	$4,910	39%
Revenue from New Business Royalty Fees increased by $0.4 million, or 42%, to $1.4 million for the three months ended March 31, 2019 from $1.0 million for the three months ended March 31, 2018. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises from March 31, 2018 to 2019.
Revenue from Renewal Royalty Fees increase by $1.5 million, or 65%, to $3.8 million, for the three months ended March 31, 2019 from $2.3 million for the three months ended March 31, 2018. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term, and the higher Royalty Fee rate on renewal business compared to new business (50% vs. 20%, respectively).
Revenues from Initial Franchise Fees increase by $40 thousand or 2% to $1.71 million for three months ended March 31, 2019 from $1.67 million during the three months ended March 31, 2018. The increase in revenue from Initial Franchise Fees was attributable to an increase in the total number of franchises that attended training from the three months ended March 31, 2018 to 2019.

Interest income
Interest income increased by $52 thousand, or 63%, to $135 thousand for the three months ended March 31, 2019 from $83 thousand for the three months ended March 31, 2018. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $2.4 million, or 34%, to $9.2 million for the three months ended March 31, 2019 from $6.8 million for the three months ended March 31, 2018. This increase was primarily attributable to an increase in total headcount from the three months ended March 31, 2018 to the three months ended March 31, 2019, respectively.
General and administrative expenses
General and administrative expenses increased by $2.1 million, or 87%, to $4.4 million for the three months ended March 31, 2019 from $2.4 million for the three months ended March 31, 2018. This increase was primarily attributable to higher costs associated with an increase in operating franchises and employees, investments made in technology, and additional costs associated with operating as a public company.
Bad debts
Bad debts increased by $121 thousand, or 43%, to $401 thousand for the three months ended March 31, 2019 from $280 thousand for the three months ended March 31, 2018. This increase was primarily attributable to increases in Agency Fees and Initial Franchise Fees sold by the Company.
Depreciation and amortization
Depreciation and amortization increased by $86 thousand, or 26%, to $423 thousand for the three months ended March 31, 2019 from $337 thousand for the three months ended March 31, 2018. This increase was primarily attributable to the increase in fixed assets during the same period, including expansion of existing corporate offices and hardware for additional employees hired.
Interest expense
Interest expenses decreased by $369 thousand, or 37%, to $626 thousand for the three months ended March 31, 2019 from $995 thousand for the three months ended March 31, 2018. This decrease was primarily attributable to the Company refinancing the existing term loan with a lower interest rate during the third quarter of 2018 and a lower tier of interest rate triggered by continued decreases in our leverage ratios.
Segment Adjusted EBITDA
Corporate Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel.
Corporate Channel Adjusted EBITDA increased by $2.8 million, or 140%, to $4.7 million for the three months ended March 31, 2019 from $2.0 million for the three months ended March 31, 2018. This increase is primarily attributable higher New Business Revenue (Corporate) from increased hiring and agent ramp-up, plus an increase in more profitable Renewal Revenue (Corporate), as described above, and an increase in Contingent Commissions received, offset by an increase in employee compensation and benefits from additional hiring and higher general and administrative expenses related to additional hiring and investments in technology.
Franchise Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items.
Franchise Channel Adjusted EBITDA increased by $2.5 million, or 80%, to $5.6 million for the three months ended March 31, 2019 from $3.1 million for the three months ended March 31, 2018. This increase is primarily attributable to an increase in New Business Revenue from an increase in operating agencies, an increase in more profitable Renewal Revenue, and an increase in Contingent Commissions, offset by higher employee compensation and benefits and general and administrative expenses related to investments in hiring and technology.
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
For the three months ended March 31, 2019 and 2018, the Company placed $146.9 million in Total Written Premium, representing a 45% increase, compared to $100.9 million for the three months ended March 31, 2018. The following table shows Total Written Premium by channel for the three months ended and 2019 and 2018 (in thousands).

	Three Months Ended March 31		% Change
	2019	2018
Corporate Channel Total Written Premium	$50,675	$39,701	28%
Franchise Channel Total Written Premium	96,199	61,247	57%
Total Written Premium	$146,874	$100,948	45%
Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of March 31, 2019, we had 365 thousand in Policies in Force compared to 334 thousand as of December 31, 2018 and 252 thousand as of March 31, 2018, representing a 9% and 45% increase, respectively.
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
NPS has increased to 90 as of March 31, 2019 from 89 as of December 31, 2018, primarily driven by the service team’s continued focus on delivering highly differentiated service levels.
Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has remained steady at 88% at March 31, 2019 from December 31, 2018, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended March 31, 2019, we retained 93% of the premiums we distributed in the trailing twelve months ended March 31, 2018, which remained steady from the 94% premium retention at December 31, 2018. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue

New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and Royalty Fees relating to policies in their first term.
For the three months ended March 31, 2019, New Business Revenue grew 36% to $5.2 million, from $3.9 million for the three months ended March 31, 2018. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 52% and growth in operating franchises in the Franchise Channel of 47%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Royalty Fees after the first term of a policy.
For the three months ended March 31, 2019, Renewal Revenue grew 38% to $8.6 million, from $6.2 million for the three months ended March 31, 2018. Growth in Renewal Revenue was driven by Client Retention of 88% at March 31, 2019. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
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

Adjusted EBITDA increased by $4.4 million, or 86%, to $9.5 million for the three months ended March 31, 2019, from $5.1 million for the three months ended March 31, 2018, driven by Corporate Channel Adjusted EBITDA growth of $2.8 million and Franchise Channel Adjusted EBITDA growth of $2.5 million.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended March 31, 2019, Adjusted EBITDA Margin was 41% compared to 35% for the three months ended March 31, 2018, primarily driven by expansion in both Corporate Channel Adjusted EBITDA Margin and Franchise Channel Adjusted EBITDA Margin. Corporate Channel Adjusted EBITDA Margin expansion can be attributed to an increase in more profitable Renewal Revenue (Corporate), and an increase in Contingent Commissions received, offset by an increase in employee compensation and benefits from additional hiring and higher general and administrative expenses related to additional hiring and investments in technology. Franchise Channel Adjusted EBITDA Margin expansion is attributed to growth in more profitable Renewal Revenue and the increase in Contingent Commissions, offset by higher employee compensation and benefits and general and administrative expenses from investments in hiring and technology.

Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from net income to Adjusted EBITDA for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Net income	$7,318	$3,768
Interest expense	626	995
Depreciation and amortization	423	337
Tax expense	744	—
Equity-based compensation	368	—
Adjusted EBITDA	$9,479	$5,100
Adjusted EBITDA Margin(1)	41%	35%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($9,479/$23,133) and ($5,100/$14,589) for the three months ended March 31, 2019 and 2018.

The following table show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three months ended March 31, 2019 (in thousands, except per share amounts). Note that totals may not sum due to rounding:

Three months ended March 31, 2019
Earnings per share - basic (GAAP)	$0.17
Add: equity-based compensation(1)	0.01
Adjusted EPS (non-GAAP)	$0.18
(1) Calculated as equity-based compensation divided by sum of Class A and Class B shares [ $368 thousand / ( 14.5 million + 21.8 million )]

Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Initial Franchise Fees and Royalty Fees; and (3) borrowings, interest payments and repayments under our Credit Agreement. As of March 31, 2019, our cash and cash equivalents balance was $18.4 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
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
Interest on amounts drawn under the New Revolving Credit Facility is calculated initially at LIBOR plus 2.5%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of March 31, 2019, the Company was in the greater than 2.50x leverage ratio tranche, accruing interest of LIBOR plus 2.25%. At March 31, 2019, the Company had $10.0 million drawn and letter of credit of $417 thousand applied against the maximum borrowing availability under the Revolving Credit Facility, thus amounts available to draw totaled $2.6 million. The New Revolving Credit Facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
Interest on the New Term Loan is calculated initially at LIBOR plus 2.5%, then at an interest rate determined by the Company’s leverage ratio for the preceding period. As of March 31, 2019, the Company was in the greater than 2.50x leverage ratio tranche, accruing interest of LIBOR plus 2.25%. The aggregate principal amount of the New Term Loans are payable in quarterly installments of (x) $500,000 through the fiscal quarter ending June 30, 2019, (y) $750,000 from the fiscal quarter ending September 30, 2019 through the fiscal quarter ending June 30, 2020 and (z) $1,250,000 from the fiscal quarter ending September 30, 2020 through the fiscal quarter ending June 30, 2021, with a balloon payment of the entire unpaid principal amount of the New Term Loans on August 3, 2021. The New Term Loans are collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175.0 bps
> 1.50x	LIBOR + 200.0 bps
> 2.50x	LIBOR + 225.0 bps
> 3.50x	LIBOR + 250.0 bps
Maturities of note payable for the next three calendar years as of March 31, 2019 are as follows (in thousands):

Amount
2019	2,000
2020	4,000
2021	32,500
$38,500
Loan origination fees of $499 thousand at March 31, 2019 are reflected as a reduction to the note balance and will be amortized through interest expense over three years (the term of the note payable). The amortization of these loan origination fees is included in interest expense.
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

As of March 31, 2019, the Company was in compliance with these covenants.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three months ended March 31,
	2019	2018	Change
Net cash provided by operating activities	$1,802	$2,575	$(773)
Net cash used for investing activities	(1,299)	(373)	(926)
Net cash provided by (used for) financing activities	(745)	(626)	(119)
Net increase in cash and cash equivalents	(242)	1,576	(1,818)
Cash and cash equivalents, and restricted cash, beginning of period	19,011	5,366	13,645
Cash and cash equivalents, and restricted cash, end of period	$18,769	$6,942	$11,827
Operating activities
Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2019 as compared to net cash provided by operating activities of $2.6 million for the three months ended March 31, 2018. This decrease in net cash provided by operating activities was attributable to an increase in net income of $3.6 million and an increase in lease incentives related to the corporate headquarters of $701 thousand, which was offset by $6.0 million paid to the Company's transfer agent to facilitate the distribution dividends to Class A shareholders. See "Note 11. Dividends."
Business investment activities
Net cash used for business investment activities was $1.3 million for the three months ended March 31, 2019 as compared to net cash used in business investment activities of $0.4 million for the three months ended March 31, 2018. The increase in cash used in business investment activities is related to the build-out of additional space in the corporate headquarters during 2019.
Financing activities
Net cash used for financing activities was $0.7 million for the three months ended March 31, 2019 as compared to net cash used for financing activities of $0.6 million for the three months ended March 31, 2018. This increase in net cash used for financing activities was attributable to the $245 thousand of tax distributions made to Pre-IPO LLC members.
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
Dividend policy
On March 7, 2019, GF approved a $15.0 million extraordinary dividend to all holders of LLC Units, including GSHD. The board of directors of the Company then declared an extraordinary dividend of $0.41 (rounded) to all holders of Class A common stock of GSHD with a record date of March 18, 2019, to be paid on or before April 1, 2019. See "Note 11. Dividends".

There have been no material changes to our dividend policy as described in the Annual Report on Form 10-K.
Tax receivable agreement
We entered into a tax receivable agreement with the Pre-IPO LLC Members on May 1, 2018 that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. See "Item 13. Certain relationships and related transactions, and director independence" of our Annual Report on Form 10-K.
Holders of Goosehead Financial, LLC Units (other than Goosehead Insurance, Inc.) may, subject to certain conditions and transfer restrictions described above, redeem or exchange their LLC Units for shares of Class A common stock of Goosehead Insurance, Inc. on a one-for-one basis. Goosehead Financial, LLC intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Goosehead Financial, LLC at the time of a redemption or exchange of LLC Units. The redemptions or exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Goosehead Financial, LLC. These increases in tax basis may reduce the amount of tax that Goosehead Insurance, Inc. would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the Pre-IPO LLC Members that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets resulting from (a) the purchase of LLC Units from any of the Pre-IPO LLC Members using the net proceeds from any future offering, (b) redemptions or exchanges by the Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or (c) payments under the tax receivable agreement and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. This payment obligation is an obligation of Goosehead Insurance, Inc. and not of Goosehead Financial, LLC. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Goosehead Insurance, Inc. (calculated with certain assumptions) to the amount of such taxes that Goosehead Insurance, Inc. would have been required to pay had there been no increase to the tax basis of the assets of Goosehead Financial, LLC as a result of the redemptions or exchanges and had Goosehead Insurance, Inc. not entered into the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. See "Item 13. Certain relationships and related transactions, and director independence" of our Annual Report on Form 10-K. We anticipate that we will account for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from future redemptions or exchanges as follows:

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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of March 31, 2019, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$23,641	$1,768	$5,592	$5,266	$11,015
Debt obligations payable(2)	48,500	2,750	45,750	—	—
Interest expense(3)	5,908	2,289	3,619	—	—
Liabilities under the tax receivable agreement(4)	6,863	9	732	771	5,351
Total	$84,912	$6,816	$55,693	$6,037	$16,366

(1)
The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $447 thousand and $405 thousand for the three months ended March 31, 2019 and 2018.

(2)
The Company refinanced its credit facilities on August 3, 2018 in the form of a $40 million term loan and $13 million revolving credit facility, of which $10 million was drawn as of March 31, 2019. The refinancing decreased the Company's borrowing costs by 300 bps and shortened the term loan maturity to 3 years.

(3)
Interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of March 31, 2019.

(4)	See "Item 2. Management's discussion and analysis of financial condition and results of operation - Tax receivable agreement."

Off-balance sheet arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for those described under “Contractual obligations, commitments and contingencies” above.

Critical accounting policies
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K.

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
We also intend take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-

Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as described in "Item 7A. Quantitative and qualitative disclosure of market risks" in the Annual Report on Form 10-K.

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal matters
The information required by this Item is incorporated by reference to Part I, Item I, Note 13. Litigation.

Item 1A. Risk factors
There have been no material changes with respect to the risk factors disclosed in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

GOOSEHEAD INSURANCE, INC.

Date:	May 2, 2019	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2019	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)