Form 10-Q
period 2019-06-30
Goosehead Insurance, Inc.
filed 2019-08-02
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number: 001-38466

GOOSEHEAD INSURANCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-3886022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1500 Solana Blvd, Building 4, Suite 4500
Westlake
Texas	76262
(Address of principal executive offices)	(Zip Code)

(469) 480-3669
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

As of August 2, 2019, there were 15,122,323 shares of Class A common stock outstanding and 21,166,168 shares of Class B common stock outstanding.

Commonly used defined terms
As used in this Quarterly Report on Form 10-Q ("Form 10-Q"), unless the context indicates or otherwise requires, the following terms have the following meanings:

•	Agency Fees: Fees separate from commissions charged directly to clients for efforts performed in the issuance of new insurance policies.

•	Annual Report on Form 10-K: The Company’s annual report on Form 10-K for the year ended December 31, 2018.

•	Carrier: An insurance company.

•	Carrier Appointment: A contractual relationship with a Carrier.

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

•	Policies in Force: As of any reported date, the total count of current (non-cancelled) policies placed by us with our Carriers.

•	Pre-IPO LLC Members: The members of Goosehead Financial, LLC prior to the closing of the initial public offering of Goosehead Insurance, Inc., which primarily consist of members of management.

•	Renewal Revenue: Commissions received from Carriers and Royalty Fees received from Franchisees after the first term of policies.

•	Renewal Revenue (Corporate): Commissions received from Carriers after the first term of policies originally sold in the Corporate Channel.

•	Royalty Fees: Fees paid by Franchisees to the Company that are tied to the gross commissions paid by the Carriers related to policies sold or renewed in the Franchise Channel.

•	Segment: One of the two Goosehead sales distribution channels, the Corporate Channel or the Franchise Channel.

•	Segment Adjusted EBITDA: Either Corporate Channel Adjusted EBITDA or Franchise Channel Adjusted EBITDA.

•	The Offering: The initial public offering completed by Goosehead Insurance, Inc. on May 1, 2018.

•	Total Written Premium: As of any reported date, the total amount of current (non-cancelled) gross premium that is placed with Goosehead’s portfolio of Carriers.

•	TWIHG: Texas Wasatch Insurance Holdings Group, LLC.

Special note regarding forward-looking statements
We have made statements in this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Item 1A. Risk factors” in our Annual Report on Form 10-K.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$8,427	$18,635
Restricted cash	579	376
Commissions and agency fees receivable, net	2,392	2,016
Receivable from franchisees, net	1,429	703
Prepaid expenses	1,221	1,109
Total current assets	14,048	22,839
Receivable from franchisees, net of current portion	2,517	2,048
Property and equipment, net of accumulated depreciation	8,417	7,575
Intangible assets, net of accumulated amortization	413	248
Deferred income taxes, net	12,498	1,958
Other assets	199	130
Total assets	$38,092	$34,798
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,177	$3,978
Premiums payable	579	376
Unearned revenue	495	530
Deferred rent	502	428
Note payable	3,000	2,500
Total current liabilities	7,753	7,812
Deferred rent, net of current portion	5,516	4,548
Note payable, net of current portion	44,554	45,947
Liabilities under tax receivable agreement, net of current portion	10,817	1,694
Total liabilities	68,640	60,001
Commitments and contingencies (see note 7)
Class A common stock, $.01 par value per share - 300,000 shares authorized, 15,013 shares issued and outstanding as of June 30, 2019, 13,800 shares issued and outstanding as of December 31, 2018	150	138
Class B common stock, $.01 par value per share - 50,000 shares authorized, 21,275 issued and outstanding as of June 30, 2019, 22,486 shares issued and outstanding as of December 31, 2018	212	224
Additional paid in capital	85,221	88,811
Accumulated deficit	(9,165)	(6,578)
Total stockholders' equity	76,418	82,595
Non-controlling interests	(106,966)	(107,798)
Total equity	(30,548)	(25,203)
Total liabilities and stockholders' equity	$38,092	$34,798

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Commissions and agency fees	$10,763	$8,716	$26,933	$18,312
Franchise revenues	8,475	5,969	15,303	10,880
Interest income	148	102	283	185
Total revenues	19,386	14,787	42,519	29,377
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation of $0 for the three and six months ended June 30, 2019 and $26,134 for the three and six months ended June 30, 2018)	10,378	33,855	19,569	40,690
General and administrative expenses	4,201	3,025	8,631	5,399
Bad debts	482	306	883	586
Depreciation and amortization	452	350	875	687
Total operating expenses	15,513	37,536	29,958	47,362
Income (loss) from operations	3,873	(22,749)	12,561	(17,985)
Other Income (Expense):
Interest expense	(626)	(972)	(1,252)	(1,968)
Income (loss) before taxes	3,247	(23,721)	11,309	(19,953)
Tax expense	430	154	1,174	154
Net income (loss)	2,817	(23,875)	10,135	(20,107)
Less: net income (loss) attributable to non-controlling interests	1,914	(14,641)	6,760	(10,873)
Net income (loss) attributable to Goosehead Insurance, Inc.	$903	$(9,234)	$3,375	$(9,234)
Earnings (loss) per share:
Basic	$0.06	$(0.68)	$0.23	$(0.68)
Diluted	$0.06	$(0.68)	$0.22	$(0.68)
Weighted average shares of Class A common stock outstanding
Basic	14,876	13,533	14,545	13,533
Diluted	16,065	13,533	15,685	13,533

Dividends declared per share	$—	$—	$0.41	$—

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, December 31, 2018	13,799	22,486	138	224	88,811	(6,578)	82,595	(107,798)	(25,203)
Distributions	—	—	—	—	—	—	—	(245)	(245)
Dividends declared	—	—	—	—	—	(5,962)	(5,962)	(9,038)	(15,000)
Net income	—	—	—	—	—	2,472	2,472	4,846	7,318
Equity-based compensation	—	—	—	—	368	—	368	—	368
Redemption of LLC Units	723	(723)	7	(7)	(3,607)	—	(3,607)	3,607	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	911	—	911	—	911
Balance March 31, 2019	14,522	21,763	145	217	86,483	(10,068)	76,777	(108,628)	(31,851)
Distributions	—	—	—	—	—	—	—	(2,708)	(2,708)
Net income	—	—	—	—	—	903	903	1,914	2,817
Equity-based compensation	—	—	—	—	368	—	368	—	368
Activity under employee stock purchase plan	3	—	—	—	142	—	142	—	142
Redemption of LLC Units	488	(488)	5	(5)	(2,456)	—	(2,456)	2,456	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	684	—	684	—	684
Balance June 30, 2019	15,013	21,275	150	212	85,221	(9,165)	76,418	(106,966)	(30,548)

	Members' deficit	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance at December 31, 2017	(41,133)	—	—	—	—	—	—	—	—	(41,133)
Net Income	3,768	—	—	—	—	—	—	—	—	3,768
Capital withdrawn	—	—	—	—	—	—	—	—	—	—
Balance March 31, 2018	(37,365)	—	—	—	—	—	—	—	—	(37,365)
Net income prior to the Reorganization Transactions	621	—	—	—	—	—	—	—	—	621
Distributions prior to the Reorganization Transactions	(1,278)	—	—	—	—	—	—	—	—	(1,278)
Balance prior to the Reorganization Transactions	(38,022)	—	—	—	—	—	—	—	—	(38,022)
Effects of the Reorganization Transactions	38,022	—	22,747	—	227	(132,202)	(7,379)	(139,354)	(12,402)	(113,734)
Initial non-controlling interest allocation	—	—	—	—	—	97,071	—	97,071	(97,071)	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	13,533	—	135	—	123,994	—	124,129	—	124,129
Distributions subsequent to initial public offering	—	—	—	—	—	—	—	—	(745)	(745)
Net income subsequent to initial public offering	—	—	—	—	—	—	566	566	951	1,517
Equity-based compensation subsequent to initial public offering	—	—	—	—	—	260	—	260	—	260
Deferred tax adjustments	—	—	—	—	—	(89)	—	(89)	—	(89)
Balance June 30, 2018	—	13,533	22,747	135	227	89,034	(6,813)	82,583	(109,267)	(26,684)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$10,135	$(20,107)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	982	687
Bad debt expense	883	586
Equity-based compensation	736	26,272
Adjustments to tax receivable agreement liability	9,126	—
Deferred income taxes	(8,945)	2
Changes in operating assets and liabilities:
Commissions and agency fees receivable	(892)	(1,114)
Receivable from franchisees	(1,438)	(487)
Prepaid expenses	(111)	(416)
Other assets	(69)	415
Accounts payable and accrued expenses	(935)	1,546
Deferred rent	1,042	278
Premiums payable	203	198
Unearned revenue	(35)	(552)
Net cash provided by operating activities	10,682	7,308
Cash flows from investing activities:
Proceeds from notes receivable	11	11
Purchase of software	(251)	(79)
Purchase of property and equipment	(1,636)	(724)
Net cash used for investing activities	(1,876)	(792)
Cash flows from financing activities:
Loan origination fees	—	99
Repayment of note payable	(1,000)	(250)
Proceeds from the issuance of Class A common stock	142	86,892
Member distributions and dividends	(17,953)	(79,069)
Net cash provided by (used for) financing activities	(18,811)	7,672
Net increase in cash and restricted cash	(10,005)	14,188
Cash and cash equivalents, and restricted cash, beginning of period	19,011	5,366
Cash and cash equivalents, and restricted cash, end of period	$9,006	$19,554

Supplemental disclosures of cash flow data:
Cash paid during the year for interest	1,252	1,869
Cash paid for income taxes	875	—
Management fee note repayment through issuance of Class A common stock	—	37,238
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
The Company had seven corporate-owned locations in operation at June 30, 2019 and 2018. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended June 30, 2019 and 2018, the Company sold 57 and 55 franchise locations, respectively and had 535 and 385 operating franchise locations as of June 30, 2019 and 2018, respectively. No franchises were purchased by the Company during the three and six months ended June 30, 2019 or 2018.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at June 30, 2019, the condensed consolidated results of operations and stockholders' equity for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $579 thousand and $616 thousand as of June 30, 2019 and 2018, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statement of cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	June 30
	2019	2018
Cash and cash equivalents	$8,427	$18,938
Restricted cash	579	616
Cash and cash equivalents, and restricted cash	$9,006	$19,554

Recently Issued Accounting Pronouncements
Statement of Cash Flows (ASU 2016-18): This standard requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted Cash. As such, the Company’s condensed consolidated statement of cash flows shows the sources and uses of cash that explain the movement in the balance of cash and cash equivalents, inclusive of restricted cash, over the period presented. As an emerging growth company (“EGC”), the standard became effective for the Company January 1, 2019. As shown in the reconciliation above, restricted cash of $616 thousand, which was previously shown as an investing activity has been reclassified and is now included together with cash and cash equivalents to conform to the current period presentation in the condensed consolidated statement of cash flows for the six months ended June 30, 2018 as a result of the adoption of ASU 2016-18.
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
Revenue from Contracts with Customers (ASU 2014-09): This standard supersedes the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also requires significantly more comprehensive disclosures than the existing standard. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. This standard may be adopted using either a retrospective or modified retrospective method. According to the superseding standard ASU 2015-14 that deferred the effective dates of the preceding, and because the Company is filing as an EGC, the standard became effective for the Company January 1, 2019, but the Company is not required to present the impacts of the standard until it files its Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The Company is continuing to evaluate the impact this standard is expected to have on the consolidated financial statements and expects to adopt the modified retrospective method. The primary anticipated impacts of the new standard to the Company's revenues and expenses are as follows:
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
The Company also expects to recognize an asset for the costs to obtain and/or fulfill a contract and to amortize on a systematic basis that is consistent with the transfer of services to which the asset relates.
Leases (ASU 2016-02): This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach, with the option to elect various practical expedients. Early adoption is permitted. The standard will become effective for the Company January 1, 2020. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements. However, the Company expects the impact of this guidance on its consolidated financial statements could be significant, as its future minimum operating lease commitments totaled $23.3 million as of June 30, 2019.

3. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30	December 31
	2019	2018
Franchise fees receivable	$4,595	$3,906
Less: Unamortized discount	(1,635)	(1,381)
Less: Allowance for uncollectible franchise fees	(533)	(455)
Total franchise fees receivable	$2,427	$2,070

Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2018	$455
Charges to bad debts	367
Write offs	(289)
Balance at June 30, 2019	$533

Balance at December 31, 2017	$336
Charges to bad debts	163
Write offs	(45)
Balance at June 30, 2018	$454

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

4. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2018	$242
Charges to bad debts	516
Write offs	(472)
Balance at June 30, 2019	$286

Balance at December 31, 2017	$183
Charges to bad debts	423
Write offs	(383)
Balance at June 30, 2018	$223

5. Property and equipment
Property and equipment consisted of the following at:

	June 30,	December 31,
	2019	2018
Furniture & fixtures	$2,605	$2,233
Computer equipment	1,209	1,023
Network equipment	252	252
Phone system	857	824
Leasehold improvements	7,735	6,692
Total	12,658	11,024
Less accumulated depreciation	(4,241)	(3,449)
Property and equipment, net	$8,417	$7,575

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
The $13.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of June 30, 2019, the Company was in the greater than 1.50x leverage ratio tranche, accruing interest of LIBOR plus 2.00%. At June 30, 2019, the Company had $10.0 million drawn against the revolver. At June 30, 2019, the Company had a letter of credit of $417 thousand applied against the maximum borrowing availability, thus amounts available to draw totaled $2.6 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions. Interest paid on the revolving credit facility totaled $117 thousand and $239 thousand for the three and six months ended June 30, 2019.
The $40.0 million term note accrues interest at an initial interest rate of LIBOR plus 2.5%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of June 30, 2019, the Company was in the greater than 1.50x leverage ratio tranche, accruing interest of LIBOR plus 2.00%. The aggregate principal amount of the term note as of June 30, 2019 was $38.0 million, payable in quarterly installments of (x) $750,000 from the fiscal quarter ending September 30, 2019 through the fiscal quarter ending June 30, 2020, and (y) $1,250,000 from the fiscal quarter ending September 30, 2020 through the fiscal quarter ending June 30, 2021, with a balloon

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

payment of the entire unpaid principal amount of the term note on August 3, 2021. The term note is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175.0 bps
> 1.50x	LIBOR + 200.0 bps
> 2.50x	LIBOR + 225.0 bps
> 3.50x	LIBOR + 250.0 bps

Maturities of the term note payable for the next three calendar years as of June 30, 2019 are as follows (in thousands):

Amount
2019	$1,500
2020	4,000
2021	32,500
Total	$38,000

The $10.0 million drawn against the revolver is coterminous with the term loan and is due in full on August 3, 2021.
Loan origination fees of $446 thousand at June 30, 2019 are reflected as a reduction to the note balance and will be amortized through interest expense over three years (the term of the note payable).
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of June 30, 2019, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at June 30, 2019 and December 31, 2018, approximates fair value using Level 2 inputs, described below.
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

7. Commitments and Contingencies
The Company leases its facilities under non-cancelable operating leases, expiring in various years through 2029. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $447 thousand and $405 thousand for the three months

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

ended June 30, 2019 and 2018. Rent expense was $893 thousand and $810 thousand for the six months ended June 30, 2019 and 2018.
The following is a schedule of future minimum lease payments as of June 30, 2019 (in thousands):

Amount
2019	$917
2020	2,575
2021	2,793
2022	2,762
2023	2,578
2024-2029	11,626
Total	$23,251

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
Income tax expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Income before taxes	$3,247	$11,309

Income taxes at U.S. federal statutory rate	$681	$2,374
Tax on income not subject to entity level federal income tax	(365)	(1,423)
Permanent Differences:
Meals & Entertainment	17	25
Non-deductible stock compensation costs	11	11
Non-deductible excess compensation	21	21
State income tax, net of federal benefit	64	167
Other Reconciling items:
Other	1	(1)
Income tax expense	$430	$1,174

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
(Loss) Income before taxes	$(23,721)	$(19,953)
Less: income prior to the Reorganization Transactions	(621)	(4,389)
Less: income attributable to non-controlling interests	15,262	15,262
(Loss) Income attributable to Goosehead Insurance, Inc. before taxes	$(9,080)	$(9,080)

Income taxes at U.S. federal statutory rate	(1,908)	(1,908)
State and local income taxes, net of federal benefit	11	11
Permanent differences	2,051	2,051
Income tax expense	$154	$154
Deferred tax assets and liabilities
The components of deferred tax assets and liabilities are as follows:

	June 30, 2019	December 31, 2018
Investment in flow-through entity	12,498	1,958
Net deferred tax asset (liability)	$12,498	$1,958

Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of June 30, 2019.
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
During the three and six months ended June 30, 2019, an aggregate of 488 thousand and 1,211 thousand LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 488 thousand and 1,211 thousand LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of June 30, 2019, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $10.8 million, of which $11 thousand was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 15,013 thousand shares of its Class A common stock outstanding at June 30, 2019. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 21,275 thousand shares of its Class B common stock outstanding at June 30, 2019. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
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
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and six months ended June 30, 2019, GF made distributions of $4.5 million and $4.9 million, of which $2.7 million and $3.0 million where made to Pre-IPO LLC Members. The remaining $1.8 million and $2.0 million were made to GSHD and were eliminated in consolidation. For the three and six months ended June 30, 2018, GF made distributions of $2.4 million, of which $2.0 million where made to Pre-IPO LLC Members. The remaining $340 thousand were made to GSHD and were eliminated in consolidation.
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
During the three and six months ended June 30, 2019, an aggregate of 488 thousand and 1,211 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 488 thousand and 1,211 thousand shares of Class A common stock in connection with these redemptions and received 488 thousand and 1,211 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 488 thousand and 1,211 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of June 30, 2019 (in thousands).

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2019
	LLC Units	Ownership %
Number of LLC Units held by GSHD	15,013	41.4%
Number of LLC Units held by non-controlling interest holders	21,275	58.6%
Number of LLC Units outstanding	36,288	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2019 was 59.0% and 59.9%. All net income prior to the Offering is attributed to non-controlling interest holders.

During the third quarter of 2018, the Company corrected a misclassification of $745 thousand of distributions from accumulated deficit to non-controlling interest to properly reflect the distributions made to Pre-IPO LLC Members during the second quarter of 2018. These amounts were previously shown as a change to accumulated deficit on the Company's quarterly report on Form 10-Q for the period ended June 30, 2018.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and six months ended June 30, 2019, divided by the basic weighted average number of Class A common stock as of June 30, 2019 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities (in thousands, except per share amounts). The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Numerator:
Income before taxes	$3,247	$11,309
Less: income before taxes attributable to non-controlling interests	1,952	6,861
Income before taxes attributable to GSHD	1,295	4,448
Less: income tax expense attributable to GSHD	392	1,073
Net income attributable to GSHD	$903	$3,375
Denominator:
Weighted average shares of Class A common stock outstanding - basic	14,876	14,545
Effect of dilutive securities:
Stock options	1,189	1,140
Weighted average shares of Class A common stock outstanding - diluted	16,065	15,685

Earnings per share of Class A common stock - basic	$0.06	$0.23
Earnings per share of Class A common stock - diluted	$0.06	$0.22

The following table sets forth the calculation of basic EPS based on net income attributable to GSHD for the three and six months ended June 30, 2018, divided by the basic weighted average number of Class A common stock as of June 30, 2018 (in thousands, except per share amounts). Diluted EPS of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

outstanding adjusted to give effect to potentially dilutive securities (in thousands, except per share amounts). The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Numerator:
Net loss before taxes	$(23,721)	$(19,953)
Less: net loss attributable to non-controlling interests	(14,641)	(10,873)
Loss before taxes attributable to Goosehead Insurance, Inc.	(9,080)	(9,080)
Less: income tax expense	154	154
Net loss attributable to Goosehead Insurance, Inc.(1)	$(9,234)	$(9,234)
Denominator:
Weighted average shares of Class A common stock outstanding	13,533	13,533
Effect of dilutive securities:
Stock options(2)	—	—
Weighted average shares of Class A common stock outstanding - diluted	13,533	13,533

Earnings per share of Class A common stock - basic	$(0.68)	$(0.68)
Earnings per share of Class A common stock - diluted	$(0.68)	$(0.68)

(1)	Net income attributable to Goosehead Insurance, Inc. excludes all net income prior to the Offering.

(2)
1,650 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive, as we recorded a net loss for the three and six months ended June 30, 2018.

10. Equity-Based Compensation
A summary of equity-based compensation expense during the three and six months ended June 30, 2019 and June 30, 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Class B unit compensation	$—	$26,134	$—	$26,134
Stock options	368	260	735	260
Equity-based compensation expense	$368	$26,394	$735	$26,394

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Corporate Channel	Franchise Channel	Other	Total
Three months ended June 30, 2019:
Revenues:
Commissions and fees	$10,672	$91	$—	$10,763
Franchise revenues	—	8,475	—	8,475
Interest income	—	148	—	148
Total	10,672	8,714	—	19,386
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	5,972	4,038	—	10,010
General and administrative expenses	2,078	1,531	592	4,201
Bad debts	275	207	—	482
Total	8,325	5,776	592	14,693
Adjusted EBITDA	2,347	2,938	(592)	4,693
Equity-based compensation	—	—	(368)	(368)
Interest expense	—	—	(626)	(626)
Depreciation and amortization	(234)	(218)	—	(452)
Taxes	—	—	(430)	(430)
Net income (loss)	$2,113	$2,720	$(2,016)	$2,817
At June 30, 2019:
Total Assets	$7,018	$13,165	$17,909	$38,092

	Corporate Channel	Franchise Channel	Other	Total
Three months ended June 30, 2018:
Revenues:
Commissions and fees	$8,525	$191	$—	$8,716
Franchise revenues	—	5,969	—	5,969
Interest income	—	102	—	102
Total	8,525	6,262	—	14,787
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	4,609	2,852	—	7,461
General and administrative expenses	1,794	1,112	119	3,025
Bad debts	217	89	—	306
Total	6,620	4,053	119	10,792
Adjusted EBITDA	1,905	2,209	(119)	3,995
Equity-based compensation	—	—	(26,394)	(26,394)
Interest expense	—	—	(972)	(972)
Depreciation and amortization	(238)	(112)	—	(350)
Taxes	—	—	(154)	(154)
Net income (loss)	$1,667	$2,097	$(27,639)	$(23,875)
At June 30, 2018:
Total Assets	$12,824	$6,147	$13,045	$32,016

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Corporate Channel	Franchise Channel	Other	Total
Six Months Ended June 30, 2019:
Revenues:
Commissions and fees	$22,627	$4,306	$—	$26,933
Franchise revenues	—	15,303	—	15,303
Interest income	—	283	—	283
Total	22,627	19,892	—	42,519
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	11,039	7,795	—	18,834
General and administrative expenses	3,980	3,162	1,489	8,631
Bad debts	516	367	—	883
Total	15,535	11,324	1,489	28,348
Adjusted EBITDA	7,092	8,568	(1,489)	14,171
Equity-based compensation	—	—	(735)	(735)
Interest expense	—	—	(1,252)	(1,252)
Depreciation and amortization	(473)	(402)	—	(875)
Taxes	—	—	(1,174)	(1,174)
Net income (loss)	$6,619	$8,166	$(4,650)	$10,135
At June 30, 2019:
Total Assets	$7,018	$13,165	$17,909	$38,092

	Corporate Channel	Franchise Channel	Other	Total
Six Months Ended June 30, 2018:
Revenues:
Commissions and fees	$16,381	$1,931	$—	$18,312
Franchise revenues	—	10,880	—	10,880
Interest income	—	185	—	185
Total	16,381	12,996	—	29,377
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	8,653	5,643	—	14,296
General and administrative expenses	3,422	1,857	120	5,399
Bad debts	423	163	—	586
Total	12,498	7,663	120	20,281
Adjusted EBITDA	3,883	5,333	(120)	9,096
Equity-based compensation	—	—	(26,394)	(26,394)
Interest expense	—	—	(1,968)	(1,968)
Depreciation and amortization	(474)	(213)	—	(687)
Taxes	—	—	(154)	(154)
Net income (loss)	$3,409	$5,120	$(28,636)	$(20,107)
At June 30, 2018:
Total Assets	$12,824	$6,147	$13,045	$32,016

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
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 67% of the company, representing our commitment to the long-term success of the Company.
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
Financial Highlights for the Second Quarter of 2019:

•	Total revenue increased 31% from the second quarter of 2018 to $19.4 million

•	Commissions and Agency fee revenues increased 23% from the second quarter of 2018 to $10.8 million

•	Franchise revenues increased 42% from the second quarter of 2018 to $8.5 million

•	Net income increased by $26.7 million from the second quarter of 2018 to $2.8 million

•	Adjusted EBITDA*, a non-GAAP measure, increased 17% from the second quarter of 2018 to $4.7 million, or 24% of total revenues

•	Corporate Channel Adjusted EBITDA increased 23% from the second quarter of 2018 to $2.3 million, or 22% of Corporate Channel revenues

•	Franchise Channel Adjusted EBITDA increased 33% from the second quarter of 2018 to $2.9 million, or 34% of Franchise channel revenues

•	Basic earnings per share was $0.06 and Adjusted EPS*, a non-GAAP measure, was $0.07 for the three months ended June 30, 2019

•	Total Written Premiums placed increased 46% from the prior-year period to $194 million

•	Policies in Force increased 45% from June 30, 2018 to 408 thousand at June 30, 2019

•	Corporate sales headcount increased 44% from June 30, 2018 to 213 at June 30, 2019

◦	As of June 30, 2019, 118 of these Corporate sales agents had less than one year of tenure and 95 had greater than one year of tenure

•	Operating franchises increased 39% from June 30, 2018 to 535 at June 30, 2019

◦	In Texas as of June 30, 2019, 24 operating franchisees had less than one year of tenure and 177 operating franchisees had greater than one year of tenure.

◦	Outside of Texas as of June 30, 2019, 185 operating franchisees had less than one year of tenure and 149 had greater than one year of tenure.
*Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-Q.
Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and six months ended June 30, 2019 and June 30, 2018. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019		2018
Revenues:
Commissions and agency fees	$10,763	56%	$8,716	59%
Franchise revenues	8,475	44%	5,969	40%
Interest income	148	1%	102	1%
Total revenues	19,386	100%	14,787	100%
Operating Expenses:
Employee compensation and benefits	10,378	67%	33,855	90%
General and administrative expenses	4,201	27%	3,025	8%
Bad debts	482	3%	306	1%
Depreciation and amortization	452	3%	350	1%
Total operating expenses	15,513	100%	37,536	100%
Income (loss) from operations	3,873		(22,749)
Other Income (Expense):
Interest expense	(626)		(972)
Income (loss) before taxes	3,247		(23,721)
Tax expense	430		154
Net income (loss)	2,817		(23,875)
Less: net income (loss) attributable to non-controlling interests	1,914		(14,641)
Net income (loss) attributable to Goosehead Insurance Inc.	$903		$(9,234)

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019		2018
Revenues:
Commissions and agency fees	$26,933	63%	$18,312	62%
Franchise revenues	15,303	36%	10,880	37%
Interest income	283	1%	185	1%
Total revenues	42,519	100%	29,377	100%
Operating Expenses:
Employee compensation and benefits	19,569	65%	40,690	86%
General and administrative expenses	8,631	29%	5,399	12%
Bad debts	883	3%	586	1%
Depreciation and amortization	875	3%	687	1%
Total operating expenses	29,958	100%	47,362	100%
Income (loss) from operations	12,561		(17,985)
Other Income (Expense):
Other income (expense)	—		—
Interest expense	(1,252)		(1,968)
Income (loss) before taxes	11,309		(19,953)
Tax expense	1,174		154
Net income (loss)	10,135		(20,107)
Less: net income (loss) attributable to non-controlling interests	6,760		(10,873)
Net income (loss) attributable to Goosehead Insurance Inc.	$3,375		$(9,234)

Revenues
For the three months ended June 30, 2019, revenue increased by 31% to $19.4 million from $14.8 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, revenue increased by 45% to $42.5 million from $29.4 million for the six months ended June 30, 2018.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions generated from the corporate channel, as well as contingent commissions generated from the franchise channel.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
New Business Revenue (Corporate)	$3,014	$2,311	30%	$5,472	$4,109	33%
Agency Fees	1,740	1,353	29%	3,177	2,453	30%
Renewal Revenue (Corporate)	5,899	4,827	22%	10,688	8,731	22%
Contingent Commissions (Corporate)	20	34	(41)%	3,290	1,088	202%
Contingent Commissions (Franchise)	90	191	(53)%	4,306	1,931	123%
Commissions and agency fees	$10,763	$8,716	23%	$26,933	$18,312	47%
New Business Revenue (Corporate) increased by $0.7 million, or 30%, to $3.0 million for the three months ended June 30, 2019 from $2.3 million for the three months ended June 30, 2018, and increased by $1.4 million, or 33%, to $5.5 million for the six months ended June 30, 2019 from $4.1 million for the six months ended June 30, 2018.

Revenue from Agency Fees increased by $0.4 million, or 29%, to $1.7 million for the three months ended June 30, 2019 from $1.4 million for the three months ended June 30, 2018, and increased by $0.7 million, or 30%, to $3.2 million for the six months ended June 30, 2019 from $2.5 million for the six months ended June 30, 2018. These increases were primarily attributable to an increase in total sales agent head count to 213 at June 30, 2019, from 148 at June 30, 2018, a 44% increase.
Renewal Revenue (Corporate) increased by $1.1 million or 22%, to $5.9 million for the three months ended June 30, 2019 from $4.8 million for the three months ended June 30, 2018, and increased by $2.0 million or 22%, to $10.7 million for the six months ended June 30, 2019 from $8.7 million for the six months ended June 30, 2018. This increase is primarily attributable to an increase in the number of policies in the renewal term from June 30, 2018 to June 30, 2019.
Revenue from Contingent Commissions in the Corporate Channel remained constant for the three months ended June 30, 2019 from three months ended June 30, 2018. For the six months ended June 30, 2019 Revenue from Contingent Commissions increased by $2.2 million, or 202%, to $3.3 million for the six months ended June 30, 2019 from $1.1 million six months ended June 30, 2018. The increase between the six-month periods is primarily attributable to the increase in Total Written Premium placed from June 30, 2018 to 2019.
Revenue from Contingent Commissions in the Franchise Channel decreased by $101 thousand, or 53% to $90 thousand for the three months ended June 30, 2019 from $191 thousand for the three months ended June 30, 2018. This decrease is due to the timing of when we received contingent commissions in 2018 and 2019. For the six months ended June 30, 2019 Revenue from Contingent Commissions increased by $2.4 million, or 123%, to $4.3 million for the six months ended June 30, 2019 from $1.9 million six months ended June 30, 2018. The increase between the six-month periods is primarily attributable to the increase in Total Written Premium placed from June 30, 2018 to 2019.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, interest income, and Other Franchise Revenues.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
New Business Royalty Fees	$1,864	$1,322	41%	$3,219	$2,277	41%
Renewal Royalty Fees	5,062	3,107	63%	8,825	5,393	64%
Initial Franchise Fees	1,515	1,540	(2)%	3,225	3,210	—%
Other Franchise Revenues	34	—		34	—
Franchise revenues	$8,475	$5,969	42%	$15,303	$10,880	41%
Revenue from New Business Royalty Fees increased by $0.5 million, or 41%, to $1.9 million for the three months ended June 30, 2019 from $1.3 million for the three months ended June 30, 2018, and increased by $0.9 million, or 41%, to $3.2 million for the six months ended June 30, 2019 from $2.3 million for the six months ended June 30, 2018. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises from June 30, 2018 to 2019.
Revenue from Renewal Royalty Fees increased by $2.0 million, or 63%, to $5.1 million, for the three months ended June 30, 2019 from $3.1 million for the three months ended June 30, 2018, and increased by $3.4 million, or 64%, to $8.8 million, for the six months ended June 30, 2019 from $5.4 million for the six months ended June 30, 2018. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term, and the higher Royalty Fee rate on renewal business compared to new business (50% vs. 20%, respectively).
Revenues from Initial Franchise Fees decreased slightly by $25 thousand or 2% to $1.5 million for the three months ended June 30, 2019 from $1.5 million during the three months ended June 30, 2018, and increased by $15 thousand or 0% to $3.2 million for the six months ended June 30, 2019 from $3.2 million during the six months ended June 30, 2018. Although the Company recognized Initial Franchise Fee revenue on more units during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, the mix was more heavily weighted to those states with a lower Initial Franchise Fee, which explains the nominal change during each period.

Other Franchise Revenues increased by $34 thousand for the three and six months ended June 30, 2019 from $0 for the three and six months ended June 30, 2018.
Interest income
Interest income increased by $46 thousand, or 63%, to $148 thousand for the three months ended June 30, 2019 from $102 thousand for the three months ended June 30, 2018, and increased by $98 thousand, or 63%, to $283 thousand for the six months ended June 30, 2019 from $185 thousand for the six months ended June 30, 2018. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses decreased by $23.5 million, or 69%, to $10.4 million for the three months ended June 30, 2019 from $33.9 million for the three months ended June 30, 2018, and decreased by $21.1 million, or 52%, to $19.6 million for the six months ended June 30, 2019 from $40.7 million for the six months ended June 30, 2018. This decrease was primarily attributable to a $26.1 million decrease in Class B unit compensation as a result of reorganization implemented in connection with The Offering, offset by an increase in total headcount from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019.
General and administrative expenses
General and administrative expenses increased by $1.2 million, or 39%, to $4.2 million for the three months ended June 30, 2019 from $3.0 million for the three months ended June 30, 2018, and increased by $3.2 million, or 60%, to $8.6 million for the six months ended June 30, 2019 from $5.4 million for the six months ended June 30, 2018. This increase was primarily attributable to higher costs associated with an increase in operating franchises and employees, investments made in technology, and additional costs associated with operating as a public company.
Bad debts
Bad debts increased by $176 thousand, or 58%, to $482 thousand for the three months ended June 30, 2019 from $306 thousand for the three months ended June 30, 2018, and increased by $297 thousand, or 51%, to $883 thousand for the six months ended June 30, 2019 from $586 thousand for the six months ended June 30, 2018. This increase was primarily attributable to increases in Agency Fees and Initial Franchise Fees sold by the Company.
Depreciation and amortization
Depreciation and amortization increased by $102 thousand, or 29%, to $452 thousand for the three months ended June 30, 2019 from $350 thousand for the three months ended June 30, 2018, and increased by $188 thousand, or 27%, to $875 thousand for the six months ended June 30, 2019 from $687 thousand for the six months ended June 30, 2018. This increase was primarily attributable to the increase in fixed assets during the same period, including expansion of existing corporate offices and hardware for additional employees hired.
Interest expense
Interest expenses decreased by $346 thousand, or 36%, to $626 thousand for the three months ended June 30, 2019 from $972 thousand for the three months ended June 30, 2018, and decreased by $0.7 million, or 36%, to $1.3 million for the six months ended June 30, 2019 from $2.0 million for the six months ended June 30, 2018. This decrease was primarily attributable to the Company refinancing the existing term loan with a lower interest rate during the third quarter of 2018 and a lower tier of interest rate from continued decreases in our leverage ratios.
Segment Adjusted EBITDA
Corporate Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel.
Corporate Channel Adjusted EBITDA increased by $0.4 million, or 23%, to $2.3 million for the three months ended June 30, 2019 from $1.9 million for the three months ended June 30, 2018, and increased by $3.2 million, or 83%, to $7.1 million for the six months ended June 30, 2019 from $3.9 million for the six months ended June 30, 2018. This increase is primarily attributable higher New Business Revenue (Corporate) from increased hiring and agent ramp-up, plus an increase in more profitable Renewal Revenue (Corporate), as described above, and an increase in Contingent Commissions (Corporate) received, offset by an increase in employee compensation and benefits from additional hiring and higher general and administrative expenses related to additional hiring and investments in technology.
Franchise Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items.
Franchise Channel Adjusted EBITDA increased by $0.7 million, or 33%, to $2.9 million for the three months ended June 30, 2019 from $2.2 million for the three months ended June 30, 2018, and increased by $3.2 million, or 61%, to $8.6 million for the six months ended June 30, 2019 from $5.3 million for the six months ended June 30, 2018. This increase is primarily attributable to an increase in New Business Royalty Fees from an increase in operating agencies, an increase in more profitable Renewal Royalty Fees, and an increase in Contingent Commissions (Franchise), offset by higher employee compensation and benefits and general and administrative expenses related to investments in hiring and technology.
Neither of Franchise Channel Adjusted EBITDA or Corporate Channel Adjusted EBITDA includes equity-based compensation, which is recorded at the consolidated level and excluded from the EBITDA calculation.

Key performance indicators
Our key operating metrics are discussed below:
Total Written Premium
Total Written Premium represents for any reported period, the total amount of current (non-cancelled) gross premium that is placed with Goosehead’s portfolio of Carriers. We believe that Total Written Premium placed is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
For the three and six months ended June 30, 2019, the Company placed $194.0 million and $340.9 million in Total Written Premium, respectively, representing growth of 46% each period, compared to $132.6 million and $233.6 million for the three and six months ended June 30, 2018, respectively. The following tables shows Total Written Premium placed by channel for the three and six months ended and 2019 and 2018 (in thousands).

	Three Months Ended June 30,		% Change
	2019	2018
Corporate Channel Total Written Premium	$64,160	$49,347	30%
Franchise Channel Total Written Premium	129,868	83,302	56%
Total Written Premium	$194,028	$132,649	46%

	Six Months Ended June 30,		% Change
	2019	2018
Corporate Channel Total Written Premium	$114,835	$89,048	29%
Franchise Channel Total Written Premium	226,068	144,549	56%
Total Written Premium	$340,903	$233,597	46%
Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of June 30, 2019, we had 408,000 in Policies in Force compared to 334,000 as of December 31, 2018 and 282,000 as of June 30, 2018, representing a 22% and 45% increase, respectively.

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
NPS has increased to 90 as of June 30, 2019 from 89 as of December 31, 2018, primarily driven by the service team’s continued focus on delivering highly differentiated service levels.
Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has remained steady at 88% at June 30, 2019 from December 31, 2018, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended June 30, 2019, we retained 92% of the premiums we distributed in the trailing twelve months ended June 30, 2018, which decreased modestly from the 94% premium retention at December 31, 2018. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended June 30, 2019, New Business Revenue grew 33% to $6.6 million, from $5.0 million for the three months ended June 30, 2018, and grew 34% to $11.9 million for the six months ended June 30, 2019, from $8.8 million for the six months ended June 30, 2018. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 44% and growth in operating franchises in the Franchise Channel of 39%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended June 30, 2019, Renewal Revenue grew 38% to $11.0 million, from $7.9 million for the three months ended June 30, 2018, and grew 38% to $19.5 million for the six months ended June 30, 2019, from $14.1 million for the six months ended June 30, 2018. Growth in Renewal Revenue was driven by Client Retention of 88% at June 30, 2019. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
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

Adjusted EBITDA increased by $0.7 million, or 17%, to $4.7 million for the three months ended June 30, 2019, from $4.0 million for the three months ended June 30, 2018, and increased by $5.1 million, or 56%, to $14.2 million for the six months ended June 30, 2019, from $9.1 million for the six months ended June 30, 2018, driven by Corporate Channel Adjusted EBITDA growth of $3.2 million and Franchise Channel Adjusted EBITDA growth of $3.2 million.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three and six months ended June 30, 2019, Adjusted EBITDA Margin was 24% and 33%, respectively, compared to 27% and 31% for the three and six months ended June 30, 2018, respectively. The year-to-date increase was primarily driven by expansion in both Corporate Channel Adjusted EBITDA Margin and Franchise Channel Adjusted EBITDA Margin, offset by additional costs incurred from operating as a public company. Year-to-date Corporate Channel Adjusted EBITDA Margin expansion can be attributed to an increase in more profitable Renewal Revenue (Corporate), and an increase in Contingent Commissions received, offset by an increase in employee compensation and benefits from additional hiring and higher general and administrative expenses related to additional hiring and investments in technology. Year-to-date Franchise Channel Adjusted EBITDA Margin expansion is attributed to growth in more profitable Renewal Revenue and the increase in Contingent Commissions, offset by higher employee compensation and benefits and general and administrative expenses from investments in hiring and technology.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$2,817	$(23,875)	$10,135	$(20,107)
Interest expense	626	972	1,252	1,968
Depreciation and amortization	452	350	875	687
Tax expense	430	154	1,174	154
Equity-based compensation	368	26,394	735	26,394
Adjusted EBITDA	$4,693	$3,995	$14,171	$9,096
Adjusted EBITDA Margin(1)	24%	27%	33%	31%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($4,693/$19,386) and ($3,995/$14,787) for the three months ended June 30, 2019 and 2018, and ($14,171/$42,519) and ($9,096/$29,377) for the six months ended June 30, 2019 and 2018 .

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and six months ended June 30, 2019 (in thousands, except per share amounts). Note that totals may not sum due to rounding:

Three Months Ended June 30, 2019:
Earnings per share - basic (GAAP)	$0.06
Add: equity-based compensation(1)	0.01
Adjusted EPS (non-GAAP)	$0.07
(1) Calculated as equity-based compensation divided by sum of Class A and Class B shares [ $368 thousand / ( 14.9 million + 21.4 million )]

Six Months Ended June 30, 2019:
Earnings per share - basic (GAAP)	$0.23
Add: equity-based compensation(1)	0.02
Adjusted EPS (non-GAAP)	$0.25
(1) Calculated as equity-based compensation divided by sum of Class A and Class B shares [ $735 thousand / ( 14.5 million + 21.7 million )]
Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Initial Franchise Fees and Royalty Fees; and (3) borrowings, interest payments and repayments under our Credit Agreement. As of June 30, 2019, our cash and cash equivalents balance was $8.4 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
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
Interest on amounts drawn under the New Revolving Credit Facility is calculated initially at LIBOR plus 2.5%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of June 30, 2019, the Company was in the greater than 1.50x leverage ratio tranche, accruing interest of LIBOR plus 2.00%. At June 30, 2019, the Company had $10.0 million drawn and letter of credit of $417 thousand applied against the maximum borrowing availability under the Revolving Credit Facility, thus amounts available to draw totaled $2.6 million. The New Revolving Credit Facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
Interest on the New Term Loan is calculated initially at LIBOR plus 2.5%, then at an interest rate determined by the Company’s leverage ratio for the preceding period. As of June 30, 2019, the Company was in the greater than 1.50x leverage ratio tranche, accruing interest of LIBOR plus 2.00%. The aggregate principal amount of the New Term Loans are payable in quarterly installments of (x) $750,000 from the fiscal quarter ending September 30, 2019 through the fiscal quarter ending June 30, 2020 and (y) $1,250,000 from the fiscal quarter ending September 30, 2020 through the fiscal quarter ending June 30, 2021, with a balloon payment of the entire unpaid principal amount of the New Term Loans on August 3, 2021. The New Term Loans are collateralized by substantially all the Company’s assets, which includes rights to future commissions.

The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175.0 bps
> 1.50x	LIBOR + 200.0 bps
> 2.50x	LIBOR + 225.0 bps
> 3.50x	LIBOR + 250.0 bps
Maturities of note payable for the next three calendar years as of June 30, 2019 are as follows (in thousands):

Amount
2019	1,500
2020	4,000
2021	32,500
Total	$38,000
Loan origination fees of $446 thousand at June 30, 2019 are reflected as a reduction to the note balance and will be amortized through interest expense over three years (the term of the note payable). The amortization of these loan origination fees is included in interest expense.
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

As of June 30, 2019, the Company was in compliance with these covenants.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$10,682	$7,308	$3,374
Net cash used for investing activities	(1,876)	(792)	(1,084)
Net cash provided by (used for) financing activities	(18,811)	7,672	(26,483)
Net increase (decrease) in cash and cash equivalents	(10,005)	14,188	(24,193)
Cash and cash equivalents, and restricted cash, beginning of period	19,011	5,366	13,645
Cash and cash equivalents, and restricted cash, end of period	$9,006	$19,554	$(10,548)
Operating activities
Net cash provided by operating activities was $10.7 million for the six months ended June 30, 2019 as compared to net cash provided by operating activities of $7.3 million for the six months ended June 30, 2018. This increase in net cash provided by operating activities was attributable to an increase in net income of $30.2 million and an increase in lease incentives related to the corporate headquarters of $764 thousand, which was offset by $25.5 million reduction in equity-based compensation. This is further offset by a decrease in accounts payable and accrued expenses of $2.5 million related to payment of annual bonuses.
Business investment activities
Net cash used for business investment activities was $1.9 million for the six months ended June 30, 2019 as compared to net cash used in business investment activities of $0.8 million for the six months ended June 30, 2018. The increase in cash used in business investment activities is related to the build-out of additional space in the corporate headquarters during 2019.
Financing activities
Net cash used for financing activities was $18.8 million for the six months ended June 30, 2019 as compared to net cash provided by financing activities of $7.7 million for the six months ended June 30, 2018. This increase in net cash used for financing activities was attributable to the $15.0 million dividend paid during the six months ended June 30, 2019, see "Note 11. Dividends" in the condensed consolidated financial statements included herein. Additionally, the Company paid $3.0 million of tax distributions to Pre-IPO LLC members. This is increase in net cash used for financing activities is further attributable to the prior year period including $86.9 million of proceeds from the issuance of Class A common stock, offset by $79.1 million of distributions.
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
Dividend policy
On March 7, 2019, GF approved a $15.0 million extraordinary dividend to all holders of LLC Units, including GSHD. The board of directors of the Company then declared an extraordinary dividend of $0.41 (rounded) to all holders of Class A common stock of GSHD with a record date of March 18, 2019, to be paid on or before April 1, 2019. See "Note 11. Dividends" in the condensed consolidated financial statements included herein.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of June 30, 2019, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$23,251	$2,082	$5,580	$5,174	$10,415
Debt obligations payable(2)	48,000	3,000	45,000	—	—
Interest expense(3)	4,437	2,080	2,357	—	—
Liabilities under the tax receivable agreement(4)	10,828	11	1,335	1,444	8,038
Total	$86,516	$7,173	$54,272	$6,618	$18,453

(1)
The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $447 thousand and $405 thousand for the three months ended June 30, 2019 and 2018. Rent expense was $893 thousand and $810 thousand for the six months ended June 30, 2019 and 2018.

(2)
The Company refinanced its credit facilities on August 3, 2018 in the form of a $40 million term loan and $13 million revolving credit facility, of which $10 million was drawn as of June 30, 2019. The refinancing decreased the Company's borrowing costs by 300 bps and shortened the term loan maturity to 3 years.

(3)
Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of June 30, 2019.

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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal matters
The information required by this Item is incorporated by reference to "Part I, Item I, Note 13. Litigation" in the condensed consolidated financial statements included herein.

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

GOOSEHEAD INSURANCE, INC.

Date:	August 2, 2019	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2019	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)