Form 10-Q
period 2019-09-30
Goosehead Insurance, Inc.
filed 2019-11-04
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 1, 2019, there were 15,206,440 shares of Class A common stock outstanding and 21,082,051 shares of Class B common stock outstanding.

Commonly used defined terms
As used in this Quarterly Report on Form 10-Q ("Form 10-Q"), unless the context indicates or otherwise requires, the following terms have the following meanings:

•Agency Fees: Fees separate from commissions charged directly to clients for efforts performed in the issuance of new insurance policies.
•Annual Report on Form 10-K: The Company’s annual report on Form 10-K for the year ended December 31, 2018.
•Carrier: An insurance company.
•Carrier Appointment: A contractual relationship with a Carrier.
•Client Retention: Calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement.
•Contingent Commission: Revenue in the form of contractual payments from Carriers contingent upon several factors, including growth and profitability of the business placed with the Carrier.
•Corporate Channel: The Corporate Channel distributes insurance through a network of company-owned and financed operations with employees that are hired, trained and managed by Goosehead.
•Corporate Channel Adjusted EBITDA: Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel, adjusted to exclude equity-based compensation.
•Franchise Agreement: Agreements governing our relationships with Franchisees.
•Franchise Channel: The Franchise Channel network consists of Franchisee operations that are owned and managed by Franchisees. These business owners have a contractual relationship with Goosehead to use our processes, training, implementation, systems and back-office support team to place insurance. In exchange, Goosehead is entitled to an Initial Franchise Fee and Royalty Fees.
•Franchise Channel Adjusted EBITDA: Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items allocable to the Franchise Channel and equity-based compensation.
•Franchisee: An individual or entity who has entered into a Franchise Agreement with us.
•Initial Franchise Fee: Contracted fees paid by Franchisees to compensate Goosehead for the training and onboarding of new franchise locations.
•GF: Goosehead Financial, LLC.
•GM: Goosehead Management, LLC.
•LLC Unit: a limited liability company unit of Goosehead Financial, LLC.
•New Business Revenue: Commissions received from Carriers, Agency Fees received from clients, and Royalty Fees received from Franchisees relating to policies in their first term.
•New Business Revenue (Corporate): Commissions received from Carriers and Agency Fees charged to clients relating to policies in their first term sold in the Corporate Channel.
•NPS: Net Promoter Score is calculated based on a single question: “How likely are you to refer Goosehead Insurance to a friend, family member or colleague?” Customers that respond with a 6 or below are Detractors, a score of 7 or 8 are called Passives, and a 9 or 10 are Promoters. NPS is calculated by subtracting the percentage of Detractors from the percentage of Promoters.
•Policies in Force: As of any reported date, the total count of current (non-cancelled) policies placed by us with our Carriers.
•Pre-IPO LLC Members: The members of Goosehead Financial, LLC prior to the closing of the initial public offering of Goosehead Insurance, Inc., which primarily consist of members of management.
•Renewal Revenue: Commissions received from Carriers and Royalty Fees received from Franchisees after the first term of policies.
•Renewal Revenue (Corporate): Commissions received from Carriers after the first term of policies originally sold in the Corporate Channel.
•Royalty Fees: Fees paid by Franchisees to the Company that are tied to the gross commissions paid by the Carriers related to policies sold or renewed in the Franchise Channel.
•Segment: One of the two Goosehead sales distribution channels, the Corporate Channel or the Franchise Channel.
•Segment Adjusted EBITDA: Either Corporate Channel Adjusted EBITDA or Franchise Channel Adjusted EBITDA.
•The Offering: The initial public offering completed by Goosehead Insurance, Inc. on May 1, 2018.
•Total Written Premium: As of any reported date, the total amount of current (non-cancelled) gross premium that is placed with Goosehead’s portfolio of Carriers.
•TWIHG: Texas Wasatch Insurance Holdings Group, LLC.

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Commissions and agency fees	$11,739	$9,760	$38,672	$28,072
Franchise revenues	9,261	6,180	24,564	17,060
Interest income	169	114	452	299
Total revenues	21,169	16,054	63,688	45,431
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation of $0 for the three and nine months ended September 30, 2019, and $0 and $26,134 for the three and nine months ended September 30, 2018, respectively)	11,412	8,956	30,981	49,646
General and administrative expenses	5,169	3,694	13,800	9,093
Bad debts	399	399	1,282	984
Depreciation and amortization	516	352	1,391	1,039
Total operating expenses	17,496	13,401	47,454	60,762
Income (loss) from operations	3,673	2,653	16,234	(15,331)
Other Income (Expense):
Other income (expense)	—	(22)	—	(22)
Interest expense	(609)	(1,631)	(1,861)	(3,598)
Income (loss) before taxes	3,064	1,000	14,373	(18,951)
Tax expense	301	164	1,475	318
Net income (loss)	2,763	836	12,898	(19,269)
Less: net income (loss) attributable to non-controlling interests	1,765	595	8,525	(10,278)
Net income (loss) attributable to Goosehead Insurance, Inc.	$998	$241	$4,373	$(8,991)
Earnings (loss) per share:
Basic	$0.07	$0.02	$0.30	$(0.66)
Diluted	$0.06	$0.02	$0.27	$(0.66)
Weighted average shares of Class A common stock outstanding
Basic	15,140	13,533	14,746	13,533
Diluted	16,451	14,614	15,936	13,533

Dividends declared per share	$—	$—	$0.41	$—

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$10,820	$18,635
Restricted cash	728	376
Commissions and agency fees receivable, net	2,181	2,016
Receivable from franchisees, net	1,474	703
Prepaid expenses	1,829	1,109
Other assets	69	—
Total current assets	17,101	22,839
Receivable from franchisees, net of current portion	2,607	2,048
Property and equipment, net of accumulated depreciation	9,610	7,575
Intangible assets, net of accumulated amortization	442	248
Deferred income taxes, net	14,503	1,958
Other assets	158	130
Total assets	$44,421	$34,798
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,355	$3,978
Premiums payable	728	376
Unearned revenue	330	530
Deferred rent	632	428
Note payable	3,500	2,500
Total current liabilities	9,545	7,812
Deferred rent, net of current portion	6,712	4,548
Note payable, net of current portion	43,355	45,947
Liabilities under tax receivable agreement, net of current portion	12,659	1,694
Total liabilities	72,271	60,001
Commitments and contingencies (see note 7)
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 15,173 shares issued and outstanding as of September 30, 2019, 13,800 shares issued and outstanding as of December 31, 2018	152	138
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 21,115 issued and outstanding as of September 30, 2019, 22,486 shares issued and outstanding as of December 31, 2018	210	224
Additional paid in capital	13,792	11,899
Accumulated deficit	(22,350)	(20,761)
Total stockholders' equity	(8,196)	(8,500)
Non-controlling interests	(19,654)	(16,703)
Total equity	(27,850)	(25,203)
Total liabilities and stockholders' equity	$44,421	$34,798

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, December 31, 2018	13,799	22,486	138	224	11,899	(20,761)	(8,500)	(16,703)	(25,203)
Distributions	—	—	—	—	—	—	—	(245)	(245)
Dividends declared	—	—	—	—	—	(5,962)	(5,962)	(9,038)	(15,000)
Net income	—	—	—	—	—	2,472	2,472	4,846	7,318
Equity-based compensation	—	—	—	—	368	—	368	—	368
Redemption of LLC Units	723	(723)	7	(7)	(679)	—	(679)	679	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	911	—	911	—	911
Balance March 31, 2019	14,522	21,763	145	217	12,499	(24,251)	(11,390)	(20,461)	(31,851)
Distributions	—	—	—	—	—	—	—	(2,708)	(2,708)
Net income	—	—	—	—	—	903	903	1,914	2,817
Equity-based compensation	—	—	—	—	368	—	368	—	368
Activity under employee stock purchase plan	3	—	—	—	142	—	142	—	142
Redemption of LLC Units	488	(488)	5	(5)	(477)	—	(477)	477	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	684	—	684	—	684
Balance June 30, 2019	15,013	21,275	150	212	13,216	(23,348)	(9,770)	(20,778)	(30,548)
Distributions	—	—	—	—	—	—	—	(786)	(786)
Net income	—	—	—	—	—	998	998	1,765	2,763
Equity-based compensation	—	—	—	—	396	—	396	—	396
Redemption of LLC Units	160	(160)	2	(2)	(145)	—	(145)	145	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	325	—	325	—	325
Balance September 30, 2019	15,173	21,115	152	210	13,792	(22,350)	(8,196)	(19,654)	(27,850)

	Members' deficit	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance at December 31, 2017	(41,133)	—	—	—	—	—	—	—	—	(41,133)
Net Income	3,768	—	—	—	—	—	—	—	—	3,768
Capital withdrawn	—	—	—	—	—	—	—	—	—	—
Balance March 31, 2018	(37,365)	—	—	—	—	—	—	—	—	(37,365)
Net income prior to the Reorganization Transactions	621	—	—	—	—	—	—	—	—	621
Distributions prior to the Reorganization Transactions	(1,278)	—	—	—	—	—	—	—	—	(1,278)
Balance prior to the Reorganization Transactions	(38,022)	—	—	—	—	—	—	—	—	(38,022)
Effects of the Reorganization Transactions	38,022	—	22,747	—	227	(94,180)	(21,562)	(115,515)	(36,241)	(113,734)
Initial non-controlling interest allocation	—	—	—	—	—	(18,920)	—	(18,920)	18,920	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	13,533	—	135	—	123,994	—	124,129	—	124,129
Distributions subsequent to initial public offering	—	—	—	—	—	—	—	—	(745)	(745)
Net income subsequent to initial public offering	—	—	—	—	—	—	566	566	951	1,517
Equity-based compensation subsequent to initial public offering	—	—	—	—	—	260	—	260	—	260
Deferred tax adjustments	—	—	—	—	—	(89)	—	(89)	—	(89)
Balance June 30, 2018	—	13,533	22,747	135	227	11,065	(20,996)	(9,569)	(17,115)	(26,684)
Additional capitalized offering costs on initial public offering	—	—	—	—	—	(119)	—	(119)	—	(119)
Distributions subsequent to initial public offering	—	—	—	—	—	—	—	—	(900)	(900)
Net income subsequent to initial public offering	—	—	—	—	—	—	145	145	693	838
Equity-based compensation subsequent to initial public offering	—	—	—	—	—	344	—	344	—	344
Deferred tax adjustments	—	—	—	—	—	—	—	—	—	—
Balance September 30, 2018	—	13,533	22,747	135	227	11,290	(20,851)	(9,199)	(17,322)	(26,521)
Distributions subsequent to initial public offering	—	—	—	—	—	—	—	—	(90)	(90)
Net income subsequent to initial public offering	—	—	—	—	—	—	90	90	515	605
Equity-based compensation subsequent to initial public offering	—	—	—	—	—	345	—	345	—	345
Activity under employee stock purchase plan	—	5	—	—	—	143	—	143	—	143
Redemption of LLC Units	—	261	(261)	3	(3)	(194)	—	(194)	194	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	—	315	—	315	—	315
Balance December 31, 2018	—	13,799	22,486	138	224	11,899	(20,761)	(8,500)	(16,703)	(25,203)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$12,898	$(19,269)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,551	1,039
Loss on disposal of fixed assets	—	22
Bad debt expense	1,282	984
Equity-based compensation	1,132	26,616
Adjustments to tax receivable agreement liability	10,967	—
Deferred income taxes	(10,625)	(53)
Changes in operating assets and liabilities:
Commissions and agency fees receivable	(961)	(1,200)
Receivable from franchisees	(1,698)	(934)
Prepaid expenses	(720)	(426)
Other assets	(97)	435
Accounts payable and accrued expenses	244	259
Deferred rent	2,368	298
Premiums payable	352	115
Unearned revenue	(200)	(512)
Net cash provided by operating activities	16,493	7,374
Cash flows from investing activities:
Proceeds from notes receivable	16	16
Purchase of software	(340)	(121)
Purchase of property and equipment	(3,285)	(1,078)
Net cash used for investing activities	(3,609)	(1,183)
Cash flows from financing activities:
Loan origination fees	—	364
Repayment of note payable	(1,750)	(50,125)
Proceeds from notes payable	—	50,000
Proceeds from the issuance of Class A common stock	142	86,773
Member distributions and dividends	(18,739)	(79,969)
Net cash provided by (used for) financing activities	(20,347)	7,043
Net increase/(decrease) in cash and restricted cash	(7,463)	13,234
Cash and cash equivalents, and restricted cash, beginning of period	19,011	5,366
Cash and cash equivalents, and restricted cash, end of period	$11,548	$18,600

Supplemental disclosures of cash flow data:
Cash paid during the year for interest	1,861	2,528
Cash paid for income taxes	1,175	—
Management fee note repayment through issuance of Class A common stock	—	37,238
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
The Company had seven corporate-owned locations in operation at September 30, 2019 and 2018. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended September 30, 2019 and 2018, the Company sold 72 and 52 franchise locations, respectively and had 583 and 424 operating franchise locations as of September 30, 2019 and 2018, respectively. No franchises were purchased by the Company during the three and nine months ended September 30, 2019 or 2018.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at September 30, 2019, the condensed consolidated results of operations and stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $728 thousand and $533 thousand as of September 30, 2019 and 2018, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statement of cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$10,820	$18,067
Restricted cash	728	533
Cash and cash equivalents, and restricted cash	$11,548	$18,600

Recently Issued Accounting Pronouncements
Statement of Cash Flows (ASU 2016-18): This standard requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted Cash. As such, the Company’s condensed consolidated statement of cash flows shows the sources and uses of cash that explain the movement in the balance of cash and cash equivalents, inclusive of restricted cash, over the period presented. As an emerging growth company (“EGC”), the standard became effective for the Company January 1, 2019. As shown in the reconciliation above, restricted cash of $533 thousand, which was previously shown as an investing activity has been reclassified and is now included together with cash and cash equivalents to conform to the current period presentation in the condensed consolidated statement of cash flows for the nine months ended September 30, 2018 as a result of the adoption of ASU 2016-18.
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
For contingent commissions, prior to the adoption of Topic 606, revenue that was not fixed and determinable because of a contingency was not recognized until the contingency was resolved. Under Topic 606, the Company must use its judgment to estimate the amount of consideration that will be received such that a significant reversal of revenue is not probable. Contingent commissions represent a form of variable consideration associated with the same performance obligation, which is the placement of coverage, for which we earn commissions. In connection

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
with the new standard, contingent commissions will be estimated with an appropriate constraint applied and accrued relative to the terms of the corresponding contingent commission contracts. The resulting effect will be the timing of the recognition of contingent commissions will more closely follow the pattern of commissions with true-ups recognized when payments are received or as additional information that affects the estimate becomes available.
Franchise revenues, including franchise fees, are also likely to change under the new guidance. Currently, initial franchise fees are recognized as revenue in the month the agency owner or initial agency representative attends training and our contractual obligations related to franchise fees are fully discharged. Under the new guidance, the Company will recognize revenue from initial franchise fees using the straight line method over the 10 year period of the franchise agreement.
The Company also expects to recognize an asset for the costs to obtain and/or fulfill a contract and to amortize on a systematic basis that is consistent with the transfer of services to which the asset relates.
According to the superseding standard ASU 2015-14 that deferred the effective dates of the preceding, and because the Company is filing as an Emerging Growth Company, the standard became effective for the Company January 1, 2019, but the Company is not required to present the impacts of the standard until it files its Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The Company has elected to follow the modified retrospective method applied to contracts that are not completed as of the date of adoption. The estimated cumulative impact of adopting the standard effective on January 1, 2019 is an increase in the accumulated deficit of between $6.0 million and $10.0 million, with offsetting increases/decreases to other balance sheet accounts, such as, accounts receivable, other assets, and deferred income taxes. The comparative information and prior periods will not be restated and will continue to be reported under legacy accounting standards that were in effect for those periods.
Leases (ASU 2016-02): This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach, with the option to elect various practical expedients. Early adoption is permitted. The standard will become effective for the Company January 1, 2020, but the Company is not required to present the impacts of the standard until it files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements. However, the Company expects the impact of this guidance on its consolidated financial statements could be significant, as its future minimum operating lease commitments totaled $22.8 million as of September 30, 2019.
Credit Losses (ASU 2016-13): Measurement of Credit Losses on Financial Instruments. Under the new guidance an entity is required to measure all credit losses on certain financial instruments, including trade receivables and various off-balance sheet credit exposures, using an expected credit loss model. This model incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these instruments. This standard will become effective for the company beginning January 1, 2022. The Company is currently evaluating the timing and impact that adopting this new standard will have on the Company's consolidated financial statements.

3. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30	December 31
	2019	2018
Franchise fees receivable	$4,876	$3,906
Less: Unamortized discount	(1,739)	(1,381)
Less: Allowance for uncollectible franchise fees	(565)	(455)
Total franchise fees receivable	$2,572	$2,070
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Balance at December 31, 2018	$455
Charges to bad debts	486
Write offs	(376)
Balance at September 30, 2019	$565

Balance at December 31, 2017	$336
Charges to bad debts	329
Write offs	(183)
Balance at September 30, 2018	$482

4. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2018	$242
Charges to bad debts	796
Write offs	(730)
Balance at September 30, 2019	$308

Balance at December 31, 2017	$183
Charges to bad debts	655
Write offs	(598)
Balance at September 30, 2018	$240

5. Property and equipment
Property and equipment consisted of the following at:

	September 30,	December 31,
	2019	2018
Furniture & fixtures	$2,875	$2,233
Computer equipment	1,317	1,023
Network equipment	252	252
Phone system	876	824
Leasehold improvements	8,989	6,692
Total	14,309	11,024
Less accumulated depreciation	(4,699)	(3,449)
Property and equipment, net	$9,610	$7,575

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The $13.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of September 30, 2019, the Company was in the greater than 1.50x leverage ratio tranche, accruing interest of LIBOR plus 2.00%. At September 30, 2019, the Company had $10.0 million drawn against the revolver. At September 30, 2019, the Company had a letter of credit of $417 thousand applied against the maximum borrowing availability, thus amounts available to draw totaled $2.6 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions. Interest paid on the revolving credit facility totaled $112 thousand and $351 thousand for the three and nine months ended September 30, 2019.
The $40.0 million term note accrues interest at an initial interest rate of LIBOR plus 2.5%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of September 30, 2019, the Company was in the greater than 1.50x leverage ratio tranche, accruing interest of LIBOR plus 2.00%. The aggregate principal amount of the term note as of September 30, 2019 was $37.3 million, payable in quarterly installments of (x) $750,000 from the fiscal quarter ending December 31, 2019 through the fiscal quarter ending June 30, 2020, and (y) $1,250,000 from the fiscal quarter ending September 30, 2020 through the fiscal quarter ending June 30, 2021, with a balloon payment of the entire unpaid principal amount of the term note on August 3, 2021. The term note is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175.0 bps
> 1.50x	LIBOR + 200.0 bps
> 2.50x	LIBOR + 225.0 bps
> 3.50x	LIBOR + 250.0 bps
Maturities of the term note payable for the next three calendar years as of September 30, 2019 are as follows (in thousands):

Amount
2019	$750
2020	4,000
2021	32,500
Total	$37,250
The $10.0 million drawn against the revolver is coterminous with the term loan and is due in full on August 3, 2021.
Loan origination fees of $392 thousand at September 30, 2019 are reflected as a reduction to the note balance and will be amortized through interest expense over three years (the term of the note payable).
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of September 30, 2019, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at September 30, 2019 and December 31, 2018, approximates fair value using Level 2 inputs, described below.
The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

•Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.
•Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
•Level 3—Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

7. Commitments and Contingencies
The Company leases its facilities under non-cancelable operating leases, expiring in various years through 2029. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $541 thousand and $383 thousand for the three months ended September 30, 2019 and 2018. Rent expense was $1,434 thousand and $1,192 thousand for the nine months ended September 30, 2019 and 2018.
The following is a schedule of future minimum lease payments as of September 30, 2019 (in thousands):

Amount
2019	$460
2020	2,575
2021	2,793
2022	2,762
2023	2,578
2024-2029	11,626
Total	$22,794

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
Income tax expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows (in thousands):

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Income before taxes	$3,064	$14,373

Income taxes at U.S. federal statutory rate	$644	$3,018
Tax on income not subject to entity level federal income tax	(370)	(1,793)
Permanent Differences:
Meals & Entertainment	17	42
Non-deductible stock compensation costs	(11)	—
Non-deductible excess compensation	(21)	—
State income tax, net of federal benefit	62	229
Other Reconciling items:
Other	(20)	(21)
Income tax expense	$301	$1,475

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
(Loss) Income before taxes	1,000	(18,951)
Less: income prior to the Reorganization Transactions	—	(4,389)
Income (loss) before taxes	1,000	(23,340)

Income taxes at U.S. federal statutory rate	215	(4,902)
Tax on income not subject to entity level federal income tax	(147)	(382)
Permanent Differences:
Non-deductible stock compensation costs	—	2,038
Non-controlling interest	32	3,479
Other permanent differences	11	25
State income tax, net of federal benefit	51	58
Other Reconciling items:
Other	2	2
Income tax expense	164	318
Deferred tax assets and liabilities
The components of deferred tax assets and liabilities are as follows:

	September 30, 2019	December 31, 2018
Investment in flow-through entity	14,503	1,958
Net deferred tax asset (liability)	$14,503	$1,958
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of September 30, 2019.
Tax Receivable Agreement

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
During the three and nine months ended September 30, 2019, an aggregate of 160 thousand and 1,371 thousand LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 160 thousand and 1,371 thousand LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of September 30, 2019, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $12.7 million, of which $11 thousand was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 15,173 thousand shares of its Class A common stock outstanding at September 30, 2019. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 21,115 thousand shares of its Class B common stock outstanding at September 30, 2019. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
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
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and nine months ended September 30, 2019, GF made distributions of $1.4 million and $6.3 million, of which $0.8 million and $3.7 million where made to Pre-IPO LLC Members. The remaining $0.6 million and $2.6 million were made to GSHD and were eliminated in consolidation. For the three and nine months ended September 30, 2018, GF made distributions of $1.4 million and $3.8 million, respectively, of which $0.9 million and $2.9 million were made to Pre-IPO LLC Members, respectively. The remaining $0.5 million and $0.9 million, respectively, were made to GSHD and were eliminated in consolidation.
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
During the three and nine months ended September 30, 2019, an aggregate of 160 thousand and 1.4 million LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 160 thousand and 1.4 million shares of Class A common stock in connection with these redemptions and received 160 thousand and 1.4 million LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 160 thousand and 1.4 million shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of September 30, 2019 (in thousands).

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2019
	LLC Units	Ownership %
Number of LLC Units held by GSHD	15,173	41.8%
Number of LLC Units held by non-controlling interest holders	21,115	58.2%
Number of LLC Units outstanding	36,288	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2019 was 58.3% and 59.4%. All net income prior to the Offering is attributed to non-controlling interest holders.

Correction of Prior Period Balances:

Subsequent to the issuance of the Company’s Annual report on Form 10-K for the year ended December 31, 2018 and Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2019, the Company determined that there was an error in the initial allocation of the effects of the Reorganization Transactions and of the non-controlling interest as presented in the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2018. This resulted in misstatements of activity in and balances of additional paid in capital, accumulated deficit, total stockholders' equity and non-controlling interest within the consolidated statements of stockholders' equity and consolidated balance sheets as of and for the periods ended June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019. The Company evaluated the materiality of these misstatements from quantitative and qualitative perspectives and concluded the misstatements are not material to the prior periods.

The previously reported amounts for the three-month periods ended June 30, 2018, September 30, 2018, March 31, 2019, and June 30, 2019 within the Company’s condensed consolidated statement of stockholders’ equity and the corresponding activity and balances in the condensed consolidated statement of stockholders’ equity and condensed consolidated balance sheet as of and for the three months ended December 31, 2018 have been revised to reflect the corrected balances as presented below (in thousands):

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Statement of stockholders' equity activity
	Additional paid in capital			Accumulated deficit			Total stockholders' equity			Non-controlling interest
	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected
Effects of the Reorganization Transactions	$(132,202)	$38,022	$(94,180)	$(7,379)	$(14,183)	$(21,562)	$(139,354)	$23,839	$(115,515)	$(12,402)	$(23,839)	$(36,241)
Initial non-controlling interest allocation	$97,071	$(115,991)	$(18,920)	$—	$—	$—	$97,071	$(115,991)	$(18,920)	$(97,071)	$115,991	$18,920
Balance June 30, 2018	$89,034	$(77,969)	$11,065	$(6,813)	$(14,183)	$(20,996)	$82,583	$(92,152)	$(9,569)	$(109,267)	$92,152	$(17,115)
Balance September 30, 2018	$89,259	$(77,969)	$11,290	$(6,668)	$(14,183)	$(20,851)	$82,953	$(92,152)	$(9,199)	$(109,474)	$92,152	$(17,322)
Redemption of LLC Units	$(1,251)	$1,057	$(194)	$—	$—	$—	$(1,251)	$1,057	$(194)	$1,251	$(1,057)	$194
Balance December 31, 2018	$88,811	$(76,912)	$11,899	$(6,578)	$(14,183)	$(20,761)	$82,595	$(91,095)	$(8,500)	$(107,798)	$91,095	$(16,703)
Redemption of LLC Units	$(3,607)	$2,928	$(679)	$—	$—	$—	$(3,607)	$2,928	$(679)	$3,607	$(2,928)	$679
Balance March 31, 2019	$86,483	$(73,984)	$12,499	$(10,068)	$(14,183)	$(24,251)	$76,777	$(88,167)	$(11,390)	$(108,628)	$88,167	$(20,461)
Redemption of LLC Units	$(2,456)	$1,979	$(477)	$—	$—	$—	$(2,456)	$1,979	$(477)	$2,456	$(1,979)	$477
Balance June 30, 2019	$85,221	$(72,005)	$13,216	$(9,165)	$(14,183)	$(23,348)	$76,418	$(86,188)	$(9,770)	$(106,966)	$86,188	$(20,778)
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and nine months ended September 30, 2019, divided by the basic weighted average number of Class A common stock as of September 30, 2019 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities (in thousands, except per share amounts). The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Numerator:
Income before taxes	$3,064	$14,373
Less: income before taxes attributable to non-controlling interests	1,801	8,662
Income before taxes attributable to GSHD	1,263	5,711
Less: income tax expense attributable to GSHD	392	1,338
Net income attributable to GSHD	$998	$4,373
Denominator:
Weighted average shares of Class A common stock outstanding - basic	15,140	14,746
Effect of dilutive securities:
Stock options	1,311	1,140
Weighted average shares of Class A common stock outstanding - diluted	16,451	15,936

Earnings per share of Class A common stock - basic	$0.07	$0.30
Earnings per share of Class A common stock - diluted	$0.06	$0.27
The following table sets forth the calculation of basic EPS based on net income attributable to GSHD for the three and nine months ended September 30, 2018, divided by the basic weighted average number of Class A common stock as of September 30, 2018 (in thousands, except per share amounts). Diluted EPS of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities (in thousands, except per share amounts). The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Numerator:
Income (loss) before taxes	$1,000	$(18,951)
Less: income (loss) before taxes attributable to non-controlling interests	627	(10,246)
Income (loss) before taxes attributable to GSHD	373	(8,705)
Less: income tax expense attributable to GSHD	132	286
Net loss attributable to Goosehead Insurance, Inc.(1)	$241	$(8,991)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	13,533	13,533
Effect of dilutive securities:
Stock options(2)	1,081	—
Weighted average shares of Class A common stock outstanding - diluted	14,614	13,533

Earnings per share of Class A common stock - basic	$0.02	$(0.66)
Earnings per share of Class A common stock - diluted	$0.02	$(0.66)
(1)Net income attributable to Goosehead Insurance, Inc. excludes all net income prior to the Offering.
(2)1,650 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive, as we recorded a net loss for the three and nine months ended September 30, 2018.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
10. Equity-Based Compensation
A summary of equity-based compensation expense during the three and nine months ended September 30, 2019 and September 30, 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Class B unit compensation	$—	$—	$—	$26,134
Stock options	396	345	1,131	604
Equity-based compensation expense	$396	$345	$1,131	$26,738

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended September 30, 2019:
Revenues:
Commissions and fees	$413	$11,326	$—	$11,739
Franchise revenues	9,261	—	—	9,261
Interest income	169	—	—	169
Total	9,843	11,326	—	21,169
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	4,531	6,485	—	11,016
General and administrative expenses	2,325	2,281	563	5,169
Bad debts	119	280	—	399
Total	6,975	9,046	563	16,584
Adjusted EBITDA	2,868	2,280	(563)	4,585
Equity-based compensation	—	—	(396)	(396)
Interest expense	—	—	(609)	(609)
Depreciation and amortization	(266)	(250)	—	(516)
Taxes	—	—	(301)	(301)
Net income (loss)	$2,602	$2,030	$(1,869)	$2,763
At September 30, 2019:
Total Assets	$14,103	$7,150	$23,168	$44,421

	Franchise Channel	Corporate Channel	Other	Total
Three months ended September 30, 2018:
Revenues:
Commissions and fees	$388	$9,372	$—	$9,760
Franchise revenues	6,180	—	—	6,180
Interest income	114	—	—	114
Total	6,682	9,372	—	16,054
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	3,393	5,218	—	8,611
General and administrative expenses	1,283	1,938	473	3,694
Bad debts	167	232	—	399
Total	4,843	7,388	473	12,704
Adjusted EBITDA	1,839	1,984	(473)	3,350
Other income (expense)	—	(22)	—	(22)
Equity-based compensation	—	—	(345)	(345)
Interest expense	—	—	(1,631)	(1,631)
Depreciation and amortization	(128)	(224)	—	(352)
Taxes	—	—	(164)	(164)
Net income (loss)	$1,711	$1,738	$(2,613)	$836
At September 30, 2018:
Total Assets	$9,073	$14,222	$7,904	$31,199

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Nine Months Ended September 30, 2019:
Revenues:
Commissions and fees	$4,719	$33,953	$—	$38,672
Franchise revenues	24,564	—	—	24,564
Interest income	452	—	—	452
Total	29,735	33,953	—	63,688
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	12,326	17,524	—	29,850
General and administrative expenses	5,487	6,261	2,052	13,800
Bad debts	486	796	—	1,282
Total	18,299	24,581	2,052	44,932
Adjusted EBITDA	11,436	9,372	(2,052)	18,756
Equity-based compensation	—	—	(1,131)	(1,131)
Interest expense	—	—	(1,861)	(1,861)
Depreciation and amortization	(668)	(723)	—	(1,391)
Taxes	—	—	(1,475)	(1,475)
Net income (loss)	$10,768	$8,649	$(6,519)	$12,898
At September 30, 2019:
Total Assets	$14,103	$7,150	$23,168	$44,421

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Nine Months Ended September 30, 2018:
Revenues:
Commissions and fees	$2,319	$25,753	$—	$28,072
Franchise revenues	17,060	—	—	17,060
Interest income	299	—	—	299
Total	19,678	25,753	—	45,431
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	9,036	13,872	—	22,908
General and administrative expenses	3,123	5,265	705	9,093
Bad debts	329	655	—	984
Total	12,488	19,792	705	32,985
Adjusted EBITDA	7,190	5,961	(705)	12,446
Other income (expense)	—	(22)	—	(22)
Equity-based compensation	—	—	(26,738)	(26,738)
Interest expense	—	—	(3,598)	(3,598)
Depreciation and amortization	(340)	(699)	—	(1,039)
Taxes	—	—	(318)	(318)
Net income (loss)	$6,850	$5,240	$(31,359)	$(19,269)
At September 30, 2018:
Total Assets	$9,073	$14,222	$7,904	$31,199

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
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 65% of the company, representing our commitment to the long-term success of the Company.
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
Financial Highlights for the Third Quarter of 2019:
•Total revenue increased 32% from the third quarter of 2018 to $21.2 million
•Total Written Premiums placed increased 44% from the prior-year period to $202 million
•Commissions and Agency fee revenues increased 20% from the third quarter of 2018 to $11.7 million
•Franchise revenues increased 50% from the third quarter of 2018 to $9.3 million
•Net income increased by $1.9 million, or 231%, from the third quarter of 2018 to $2.8 million
•Adjusted EBITDA*, a non-GAAP measure, increased 37% from the third quarter of 2018 to $4.6 million, or 22% of total revenues
•Franchise Channel Adjusted EBITDA increased 56% from the third quarter of 2018 to $2.9 million, or 29% of Franchise channel revenues
•Corporate Channel Adjusted EBITDA increased 15% from the third quarter of 2018 to $2.3 million, or 20% of Corporate Channel revenues
•Basic earnings per share was $0.07 and Adjusted EPS*, a non-GAAP measure, was $0.08 for the three months ended September 30, 2019
•Policies in Force increased 45% from September 30, 2018 to 448 thousand at September 30, 2019
•Corporate sales headcount increased 33% from September 30, 2018 to 232 at September 30, 2019
◦As of September 30, 2019, 122 of these Corporate sales agents had less than one year of tenure and 110 had greater than one year of tenure
•Operating franchises increased 38% from September 30, 2018 to 583 at September 30, 2019
◦In Texas as of September 30, 2019, 20 operating franchisees had less than one year of tenure and 177 operating franchisees had greater than one year of tenure.
◦Outside of Texas as of September 30, 2019, 209 operating franchisees had less than one year of tenure and 177 had greater than one year of tenure.
*Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-Q.
Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and nine months ended September 30, 2019 and September 30, 2018. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019		2018
Revenues:
Commissions and agency fees	$11,739	55%	$9,760	61%
Franchise revenues	9,261	44%	6,180	38%
Interest income	169	1%	114	1%
Total revenues	21,169	100%	16,054	100%
Operating Expenses:
Employee compensation and benefits	11,412	65%	8,956	67%
General and administrative expenses	5,169	30%	3,694	28%
Bad debts	399	2%	399	3%
Depreciation and amortization	516	3%	352	3%
Total operating expenses	17,496	100%	13,401	100%
Income (loss) from operations	3,673		2,653
Other Income (Expense):
Other income (expense)	—		(22)
Interest expense	(609)		(1,631)
Income (loss) before taxes	3,064		1,000
Tax expense	301		164
Net income (loss)	2,763		836
Less: net income (loss) attributable to non-controlling interests	1,765		595
Net income (loss) attributable to Goosehead Insurance Inc.	$998		$241

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019		2018
Revenues:
Commissions and agency fees	$38,672	61%	$28,072	62%
Franchise revenues	24,564	39%	17,060	38%
Interest income	452	1%	299	1%
Total revenues	63,688	100%	45,431	100%
Operating Expenses:
Employee compensation and benefits	30,981	65%	49,646	82%
General and administrative expenses	13,800	29%	9,093	16%
Bad debts	1,282	3%	984	2%
Depreciation and amortization	1,391	3%	1,039	2%
Total operating expenses	47,454	100%	60,762	100%
Income (loss) from operations	16,234		(15,331)
Other Income (Expense):
Other income (expense)	—		(22)
Interest expense	(1,861)		(3,598)
Income (loss) before taxes	14,373		(18,951)
Tax expense	1,475		318
Net income (loss)	12,898		(19,269)
Less: net income (loss) attributable to non-controlling interests	8,525		(10,278)
Net income (loss) attributable to Goosehead Insurance Inc.	$4,373		$(8,991)

Revenues
For the three months ended September 30, 2019, revenue increased by 32% to $21.2 million from $16.1 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, revenue increased by 40% to $63.7 million from $45.4 million for the nine months ended September 30, 2018.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions generated from the corporate channel, as well as contingent commissions generated from the franchise channel.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
New Business Revenue (Corporate)	$3,294	$2,721	21%	$8,766	$6,830	28%
Agency Fees	1,782	1,412	26%	4,959	3,865	28%
Renewal Revenue (Corporate)	6,056	4,913	23%	16,744	13,644	23%
Contingent Commissions (Corporate)	194	326	(40)%	3,484	1,414	146%
Contingent Commissions (Franchise)	413	388	6%	4,719	2,319	103%
Commissions and agency fees	$11,739	$9,760	20%	$38,672	$28,072	38%
New Business Revenue (Corporate) increased by $0.6 million, or 21%, to $3.3 million for the three months ended September 30, 2019 from $2.7 million for the three months ended September 30, 2018, and increased by $1.9 million, or 28%, to $8.8 million for the nine months ended September 30, 2019 from $6.8 million for the nine months ended September 30, 2018. Revenue from Agency Fees increased by $0.4 million, or 26%, to $1.8 million for the three months ended September 30, 2019 from $1.4 million for the three months ended September 30, 2018, and increased by $1.1 million, or 28%, to $5.0 million for the nine months ended September 30, 2019 from $3.9 million for the nine months ended September 30, 2018. These increases were primarily attributable to an increase in total sales agent head count to 232 at September 30, 2019, from 174 at September 30, 2018, a 33% increase.
Renewal Revenue (Corporate) increased by $1.1 million or 23%, to $6.1 million for the three months ended September 30, 2019 from $4.9 million for the three months ended September 30, 2018, and increased by $3.1 million or 23%, to $16.7 million for the nine months ended September 30, 2019 from $13.6 million for the nine months ended September 30, 2018. This increase is primarily attributable to an increase in the number of policies in the renewal term from September 30, 2018 to September 30, 2019.
Revenue from Contingent Commissions in the Corporate Channel decreased by $132 thousand, or 40%, for the three months ended September 30, 2019 from three months ended September 30, 2018, primarily due to a decrease in a single carrier's contingency payment driven by weather-related loss experience, primarily in Texas. For the nine months ended September 30, 2019 Revenue from Contingent Commissions increased by $2.1 million, or 146%, to $3.5 million for the nine months ended September 30, 2019 from $1.4 million nine months ended September 30, 2018. The increase between the nine-month periods is primarily attributable to the increase in Total Written Premium placed from September 30, 2018 to 2019.
Revenue from Contingent Commissions in the Franchise Channel increased by $25 thousand, or 6% to $413 thousand for the three months ended September 30, 2019 from $388 thousand for the three months ended September 30, 2018. For the nine months ended September 30, 2019 Revenue from Contingent Commissions increased by $2.4 million, or 103%, to $4.7 million for the nine months ended September 30, 2019 from $2.3 million nine months ended September 30, 2018. The increases between the three- and nine-month periods is primarily attributable to the increase in Total Written Premium placed from September 30, 2018 to 2019 and an increase in the total number of carriers that offered contingency programs to the Company, slightly offset by a decrease in a single carrier's contingency payment driven by weather-related loss experience, primarily in Texas.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
New Business Royalty Fees	$1,994	$1,372	45%	$5,212	$3,649	43%
Renewal Royalty Fees	5,295	3,373	57%	14,120	8,766	61%
Initial Franchise Fees	1,935	1,435	35%	5,160	4,645	11%
Other Franchise Revenues	37	—		71	—
Franchise revenues	$9,261	$6,180	50%	$24,563	$17,060	44%
Revenue from New Business Royalty Fees increased by $0.6 million, or 45%, to $2.0 million for the three months ended September 30, 2019 from $1.4 million for the three months ended September 30, 2018, and increased by $1.6 million, or 43%, to $5.2 million for the nine months ended September 30, 2019 from $3.6 million for the nine months ended September 30, 2018. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises from September 30, 2018 to 2019.
Revenue from Renewal Royalty Fees increased by $1.9 million, or 57%, to $5.3 million, for the three months ended September 30, 2019 from $3.4 million for the three months ended September 30, 2018, and increased by $5.4 million, or 61%, to $14.1 million, for the nine months ended September 30, 2019 from $8.8 million for the nine months ended September 30, 2018. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term, and the higher Royalty Fee rate on renewal business compared to new business (50% vs. 20%, respectively).

Revenues from Initial Franchise Fees increased by $500 thousand or 35% to $1.9 million for the three months ended September 30, 2019 from $1.4 million during the three months ended September 30, 2018, and increased by $515 thousand or 11% to $5.2 million for the nine months ended September 30, 2019 from $4.6 million during the nine months ended September 30, 2018. The primary reason for the increase in revenue from Initial Franchise Fees is an increase in the number of franchises launched from 2018 to 2019.
Other Franchise Revenues increased by $37 thousand and $71 thousand for the three and nine months ended September 30, 2019, respectively, from $0 for the three and nine months ended September 30, 2018.
Interest income
Interest income increased by $55 thousand, or 63%, to $169 thousand for the three months ended September 30, 2019 from $114 thousand for the three months ended September 30, 2018, and increased by $153 thousand, or 63%, to $452 thousand for the nine months ended September 30, 2019 from $299 thousand for the nine months ended September 30, 2018. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $2.5 million, or 27%, to $11.4 million for the three months ended September 30, 2019 from $9.0 million for the three months ended September 30, 2018. The increase is caused by an increase in total headcount from 2018 to 2019. Employee compensation and benefits expenses decreased by $18.7 million, or 38%, to $31.0 million for the nine months ended September 30, 2019 from $49.6 million for the nine months ended September 30, 2018. This decrease was primarily attributable to a $26.1 million decrease in Class B unit compensation as a result of reorganization implemented in connection with The Offering, offset by an increase in total headcount from the nine months ended September 30, 2018 to the nine months ended September 30, 2019.
General and administrative expenses
General and administrative expenses increased by $1.5 million, or 40%, to $5.2 million for the three months ended September 30, 2019 from $3.7 million for the three months ended September 30, 2018, and increased by $4.7 million, or 52%, to $13.8 million for the nine months ended September 30, 2019 from $9.1 million for the nine months ended September 30, 2018. This increase was primarily attributable to higher costs associated with an increase in operating franchises and employees, investments made in technology, and additional costs associated with operating as a public company.
Bad debts
Bad debts remained constant for the three months ended September 30, 2019 when compared to the three months ended September 30, 2018, as a result in a reduction of write offs related to initial franchise fees from three months ended September 30, 2018 to the three months ended September 30, 2019. Bad debts increased by $298 thousand, or 30%, to $1.3 million for the nine months ended September 30, 2019 from $1.0 million for the nine months ended September 30, 2018. This increase was primarily attributable to increases in Agency Fees and Initial Franchise Fees sold by the Company.
Depreciation and amortization
Depreciation and amortization increased by $164 thousand, or 47%, to $516 thousand for the three months ended September 30, 2019 from $352 thousand for the three months ended September 30, 2018, and increased by $352 thousand, or 34%, to $1.4 million for the nine months ended September 30, 2019 from $1.0 million for the nine months ended September 30, 2018. This increase was primarily attributable to the increase in fixed assets during the same period, including expansion of existing corporate offices and hardware for additional employees hired.
Interest expense
Interest expenses decreased by $1.0 million, or 63%, to $609 thousand for the three months ended September 30, 2019 from $1.6 million for the three months ended September 30, 2018, and decreased by $1.7 million, or 48%, to $1.9 million for the nine months ended September 30, 2019 from $3.6 million for the nine months ended September 30, 2018. This decrease was primarily attributable to the Company refinancing the existing term loan with a lower interest rate during the third quarter of 2018, resulting in acceleration of previously capitalized interest, and a lower tier of interest rate from continued decreases in our leverage ratios.
Segment Adjusted EBITDA
Corporate Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel.
Corporate Channel Adjusted EBITDA increased by $0.3 million, or 15%, to $2.3 million for the three months ended September 30, 2019 from $2.0 million for the three months ended September 30, 2018, and increased by $3.4 million, or 57%, to $9.4 million for the nine months ended September 30, 2019 from $6.0 million for the nine months ended September 30, 2018. This increase is primarily attributable higher New Business Revenue (Corporate) from increased hiring and agent ramp-up, plus an increase in more profitable Renewal Revenue (Corporate), as described above, and offset by a decrease in Contingent Commissions (Corporate) received during the three months ended September 30, 2019, an increase in employee compensation and benefits from additional hiring and higher general and administrative expenses related to additional hiring and investments in technology.
Franchise Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items.
Franchise Channel Adjusted EBITDA increased by $1.0 million, or 56%, to $2.9 million for the three months ended September 30, 2019 from $1.8 million for the three months ended September 30, 2018, and increased by $4.2 million, or 59%, to $11.4 million for the nine months ended September 30, 2019 from $7.2 million for the nine months ended September 30, 2018. This increase is primarily attributable to an increase in New Business Royalty Fees from an increase in operating agencies, an increase in more profitable Renewal Royalty Fees, and an increase in Contingent Commissions (Franchise), offset by higher employee compensation and benefits and general and administrative expenses related to investments in hiring and technology.
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
For the three and nine months ended September 30, 2019, the Company placed $202.1 million and $543.0 million in Total Written Premium, respectively, representing growth of 44% and 45%, respectively, compared to $140.3 million and $373.9 million for the three and nine months ended September 30, 2018, respectively. The following tables shows Total Written Premium placed by channel for the three and nine months ended and 2019 and 2018 (in thousands).

	Three Months Ended September 30,		% Change
	2019	2018
Corporate Channel Total Written Premium	$66,475	$52,575	26%
Franchise Channel Total Written Premium	135,607	87,721	55%
Total Written Premium	$202,082	$140,295	44%

	Nine Months Ended September 30,		% Change
	2019	2018
Corporate Channel Total Written Premium	$181,309	$141,606	28%
Franchise Channel Total Written Premium	361,675	232,285	56%
Total Written Premium	$542,984	$373,891	45%
Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of September 30, 2019, we had 448,000 in Policies in Force compared to 334,000 as of December 31, 2018 and 310,000 as of September 30, 2018, representing a 34% and 45% increase, respectively.
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
NPS has increased to 90 as of September 30, 2019 from 89 as of December 31, 2018, primarily driven by the service team’s continued focus on delivering highly differentiated service levels.
Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has remained steady at 88% at September 30, 2019 from December 31, 2018, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended September 30, 2019, we retained 92% of the premiums we distributed in the trailing twelve months ended September 30, 2018, which decreased modestly from the 94% premium retention at December 31, 2018. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended September 30, 2019, New Business Revenue grew 28% to $7.1 million, from $5.5 million for the three months ended September 30, 2018, and grew 32% to $18.9 million for the nine months ended September 30, 2019, from $14.3 million for the nine months ended September 30, 2018. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 33% and growth in operating franchises in the Franchise Channel of 38%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended September 30, 2019, Renewal Revenue grew 37% to $11.4 million, from $8.3 million for the three months ended September 30, 2018, and grew 38% to $30.9 million for the nine months ended September 30, 2019, from $22.4 million for the nine months ended September 30, 2018. Growth in Renewal Revenue was driven by Client Retention of 88% at September 30, 2019. As our agent force matures on both the

Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
Non-GAAP Measures
Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS are not measures of financial performance under GAAP and should not be considered substitutes for net income or earnings per share, which we consider to be the most directly comparable GAAP measures. We refer to these measures as "non-GAAP financial measures." We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax position, depreciation, amortization and certain other items that we believe are not representative of our core business. Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS have limitations as analytical tools, and when assessing our operating performance, you should not consider Adjusted EBITDA, Adjusted EBITDA Margin, or Adjusted EPS in isolation or as substitutes for net income, earnings per share or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS differently than we do, limiting their usefulness as comparative measures.
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

Adjusted EBITDA increased by $1.2 million, or 37%, to $4.6 million for the three months ended September 30, 2019, from $3.4 million for the three months ended September 30, 2018, and increased by $6.3 million, or 51%, to $18.8 million for the nine months ended September 30, 2019, from $12.4 million for the nine months ended September 30, 2018, driven by Corporate Channel Adjusted EBITDA growth of $3.4 million and Franchise Channel Adjusted EBITDA growth of $4.2 million.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three and nine months ended September 30, 2019, Adjusted EBITDA Margin was 22% and 29%, respectively, compared to 21% and 27% for the three and nine months ended September 30, 2018, respectively. The year-to-date increase was primarily driven by expansion in both Corporate Channel Adjusted EBITDA Margin and Franchise Channel Adjusted EBITDA Margin, offset by additional costs incurred from operating as a public company. Year-to-date Corporate Channel Adjusted EBITDA Margin expansion can be attributed to an increase in more profitable Renewal Revenue (Corporate), and an increase in Contingent Commissions received, offset by an increase in employee compensation and benefits from additional hiring and higher general and administrative expenses related to additional hiring and investments in technology. Year-to-date Franchise Channel Adjusted EBITDA Margin expansion is attributed to growth in more profitable Renewal Revenue and the increase in Contingent Commissions, offset by higher employee compensation and benefits and general and administrative expenses from investments in hiring and technology.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$2,763	$836	$12,898	$(19,269)
Interest expense	609	1,631	1,861	3,598
Depreciation and amortization	516	352	1,391	1,039
Tax expense	301	164	1,475	318
Equity-based compensation	396	345	1,131	26,738
Other (income) expense	—	22	—	22
Adjusted EBITDA	$4,585	$3,350	$18,756	$12,446
Adjusted EBITDA Margin(1)	22%	21%	29%	27%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($4,585/$21,169) and ($3,350/$16,054) for the three months ended September 30, 2019 and 2018, and ($18,756/$63,688) and ($12,446/$45,431) for the nine months ended September 30, 2019 and 2018 .

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and nine months ended September 30, 2019 (in thousands, except per share amounts). Note that totals may not sum due to rounding:

Three Months Ended September 30, 2019:
Earnings per share - basic (GAAP)	$0.07
Add: equity-based compensation(1)	0.01
Adjusted EPS (non-GAAP)	$0.08
(1) Calculated as equity-based compensation divided by sum of Class A and Class B shares [ $396 thousand / ( 15.1 million + 21.1 million )]

Nine Months Ended September 30, 2019:
Earnings per share - basic (GAAP)	$0.30
Add: equity-based compensation(1)	0.03
Adjusted EPS (non-GAAP)	$0.33
(1) Calculated as equity-based compensation divided by sum of Class A and Class B shares [ $1,131 thousand / ( 14.7 million + 21.5 million )]
Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Initial Franchise Fees and Royalty Fees; and (3) borrowings, interest payments and repayments under our Credit Agreement. As of September 30, 2019, our cash and cash equivalents balance was $10.8 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
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

Interest on amounts drawn under the New Revolving Credit Facility is calculated initially at LIBOR plus 2.5%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of September 30, 2019, the Company was in the greater than 1.50x leverage ratio tranche, accruing interest of LIBOR plus 2.00%. At September 30, 2019, the Company had $10.0 million drawn and letter of credit of $417 thousand applied against the maximum borrowing availability under the Revolving Credit Facility, thus amounts available to draw totaled $2.6 million. The New Revolving Credit Facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
Interest on the New Term Loan is calculated initially at LIBOR plus 2.5%, then at an interest rate determined by the Company’s leverage ratio for the preceding period. As of September 30, 2019, the Company was in the greater than 1.50x leverage ratio tranche, accruing interest of LIBOR plus 2.00%. The aggregate principal amount of the New Term Loans are payable in quarterly installments of (x) $750,000 from the fiscal quarter ending December 31, 2019 through the fiscal quarter ending June 30, 2020 and (y) $1,250,000 from the fiscal quarter ending September 30, 2020 through the fiscal quarter ending June 30, 2021, with a balloon payment of the entire unpaid principal amount of the New Term Loans on August 3, 2021. The New Term Loans are collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175.0 bps
> 1.50x	LIBOR + 200.0 bps
> 2.50x	LIBOR + 225.0 bps
> 3.50x	LIBOR + 250.0 bps
Maturities of note payable for the next three calendar years as of September 30, 2019 are as follows (in thousands):

Amount
2019	750
2020	4,000
2021	32,500
Total	$37,250
Loan origination fees of $392 thousand at September 30, 2019 are reflected as a reduction to the note balance and will be amortized through interest expense over three years (the term of the note payable). The amortization of these loan origination fees is included in interest expense.
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

As of September 30, 2019, the Company was in compliance with these covenants.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$16,493	$7,374	$9,119
Net cash used for investing activities	(3,609)	(1,183)	(2,426)
Net cash provided by (used for) financing activities	(20,347)	7,043	(27,390)
Net increase (decrease) in cash and cash equivalents	(7,463)	13,234	(20,697)
Cash and cash equivalents, and restricted cash, beginning of period	19,011	5,366	13,645
Cash and cash equivalents, and restricted cash, end of period	$11,548	$18,600	$(7,052)
Operating activities
Net cash provided by operating activities was $16.5 million for the nine months ended September 30, 2019 as compared to net cash provided by operating activities of $7.4 million for the nine months ended September 30, 2018. This increase in net cash provided by operating activities was attributable to an increase in net income of $32.2 million, which was offset by $25.5 million reduction in equity-based compensation.
Business investment activities
Net cash used for business investment activities was $3.6 million for the nine months ended September 30, 2019 as compared to net cash used in business investment activities of $1.2 million for the nine months ended September 30, 2018. The increase in cash used in business investment activities is related to the build-out of additional space in the corporate headquarters during 2019.
Financing activities
Net cash used for financing activities was $20.3 million for the nine months ended September 30, 2019 as compared to net cash provided by financing activities of $7.0 million for the nine months ended September 30, 2018. This increase in net cash used for financing activities was attributable to the $15.0 million dividend paid during the nine months ended September 30, 2019, see "Note 11. Dividends" in the condensed consolidated financial statements included herein. Additionally, the Company paid $3.7 million of tax distributions to Pre-IPO LLC members. This increase in net cash used for financing activities is further attributable to the $86.8 million of proceeds from the issuance of Class A common stock in the prior year period, offset by $80.0 million of distributions in the prior year period.
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
Holders of Goosehead Financial, LLC Units (other than Goosehead Insurance, Inc.) may, subject to certain conditions and transfer restrictions described above, redeem or exchange their LLC Units for shares of Class A common stock of Goosehead Insurance, Inc. on a one-for-one basis. Goosehead Financial, LLC intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Goosehead Financial, LLC at the time of a redemption or exchange of LLC Units. The redemptions or exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Goosehead Financial, LLC. These increases in tax basis may reduce the amount of tax that Goosehead Insurance, Inc. would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the Pre-IPO LLC Members that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets resulting from (a) the purchase of LLC Units from any of the Pre-IPO LLC Members using the net proceeds from any future offering, (b) redemptions or exchanges by the Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or (c) payments under the tax receivable agreement and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. This payment obligation is an obligation of Goosehead Insurance, Inc. and not of Goosehead Financial, LLC. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Goosehead Insurance, Inc. (calculated with certain assumptions) to the amount of such taxes that Goosehead Insurance, Inc. would have been required to pay had there been no increase to the tax basis of the assets of Goosehead Financial, LLC as a result of the redemptions or exchanges and had Goosehead Insurance, Inc. not entered into the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. See "Item 13. Certain relationships and related transactions, and director independence" of our Annual Report on Form 10-K. We anticipate that we will account for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from future redemptions or exchanges as follows:
•we will record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the redemption or exchange;
•to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we will reduce the deferred tax asset with a valuation allowance; and
•we will record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the tax receivable agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.
All of the effects of changes in any of our estimates after the date of the redemption or exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of September 30, 2019, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$22,794	$2,329	$5,567	$5,075	$9,823
Debt obligations payable(2)	47,250	3,500	43,750	—	—
Interest expense(3)	3,636	1,904	1,732	—	—
Liabilities under the tax receivable agreement(4)	12,668	11	1,515	1,689	9,453
Total	$86,348	$7,744	$52,564	$6,764	$19,276

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $541 thousand and $383 thousand for the three months ended September 30, 2019 and 2018. Rent expense was $1,434 thousand and $1,192 thousand for the nine months ended September 30, 2019 and 2018.
(2)The Company refinanced its credit facilities on August 3, 2018 in the form of a $40 million term loan and $13 million revolving credit facility, of which $10 million was drawn as of September 30, 2019. The refinancing decreased the Company's borrowing costs by 300 bps and shortened the term loan maturity to 3 years.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of September 30, 2019.
(4)See "Item 2. Management's discussion and analysis of financial condition and results of operation - Tax receivable agreement."

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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOOSEHEAD INSURANCE, INC.

Date:	November 1, 2019	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2019	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)