Form 10-K
period 2019-12-31
Goosehead Insurance, Inc.
filed 2020-03-16
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission file number 001-38466
GOOSEHEAD INSURANCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-3886022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 Solana Blvd, Building 4, Suite 4500
Westlake
Texas	76262
(Address of principal executive offices)	(Zip Code)
(214) 838-5500
Registrant’s telephone number, including area code

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	GSHD	NASDAQ
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑.
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 28, 2019 (the last day of the registrant’s most recently completed second quarter) was $562,753,750, computed using a closing price on that day of $47.8.
As of March 13, 2020, there were 15,756,999 shares of Class A common stock outstanding and 20,536,015 shares of Class B common stock outstanding
Documents incorporated by reference:
Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

In this annual report on Form 10-K (“Annual Report”), “Goosehead,” the “Company,” “GSHD,” “we,” “us” and “our” refer to Goosehead Insurance, Inc. and its consolidated subsidiaries, including Goosehead Financial, LLC, together.
Commonly used defined terms
As used in this Annual Report, unless the context indicates or otherwise requires, the following terms have the following meanings:
•Ancillary Revenue: Revenue that is supplemental to our Core Revenue and Cost Recovery Revenue, Ancillary Revenue is unpredictable and often outside of the Company's control. Included in Ancillary Revenue are Contingent Commissions and other income.
•Agency Fees: Fees separate from commissions charged directly to clients for efforts performed in the issuance of new insurance policies.
•ASC 605: Legacy revenue recognition standard ASC 605, Revenue Recognition. This legacy revenue recognition was used for periods prior to 2019.
•ASC 606 ("Topic 606"): ASU 2014-09 - Revenue from Contracts with Customers.
•Book of Business: Insurance policies bound by us with our Carriers on behalf of our clients.

•Best Practices Study: The industry group metrics are based on the latest date for which complete financial data are publicly available such as a 2018 Best Practices Study containing 2017 industry data conducted by Reagan Consulting and the Independent Insurance Agents & Brokers of America, Inc.
•Captive Agent: An insurance agent who only sells insurance policies for one Carrier.
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
•Core Revenue: The most predictable revenue stream for the Company, these revenues consist of New Business Revenue and Renewal Revenue. New Business Revenue is lower-margin, but fairly predictable. Renewal Revenue is higher-margin and very predictable.
•Corporate Channel: The Corporate Channel distributes insurance through a network of company-owned and financed operations with employees that are hired, trained and managed by Goosehead.
•Corporate Channel Adjusted EBITDA: Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel.
•Cost Recovery Revenue: Revenue received by the Company associated with cost recovery efforts associated with selling and financing franchises. Included in Cost Recovery Revenue are Initial Franchise Fees and Interest Income.
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
•Franchise Channel Adjusted EBITDA: Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items allocable to the Franchise Channel.
•Franchisee: An individual or entity who has entered into a Franchise Agreement with us.
•GF: Goosehead Financial, LLC.
•GM: Goosehead Management, LLC.
•Initial Franchise Fee: Contracted fees paid by Franchisees to compensate Goosehead for the training, onboarding and ongoing support of new franchise locations.
•LLC Unit: a limited liability company unit of Goosehead Financial, LLC.
•New Business Commission: Commissions received from Carriers relating to policies in their first term.
•New Business Production per Agent (Corporate): The New Business Revenue collected in the Corporate Channel, divided by the average number of full-time Corporate Channel sales agents for the same period. This calculation excludes interns, part-time sales agents and partial full-time equivalent sales managers.
•New Business Production per Agent (Franchise): The gross commissions paid by Carriers and Agency Fees received related to policies in their first term sold in the Franchise Channel divided by the average number of sales agents in the Franchise Channel for the same period prior to paying Royalty Fees to the Company. This calculation excludes part-time agents and production related to the Book of Business that was sold in 2017 related to a Franchisee termination.
•New Business Production per Agency: The gross commissions paid by Carriers and Agency Fees received related to policies in their first term sold in the Franchise Channel divided by the average number of franchises in the Franchise Channel for the same period prior to paying Royalty Fees to the Company.
•New Business Revenue: New Business Commissions, Agency Fees, and New Business Royalty Fees.
•New Business Royalty Fees: Royalty Fees received from Franchisees relating to policies in their first term

•NPS: Net Promoter Score is calculated based on a single question: “How likely are you to refer Goosehead Insurance to a friend, family member or colleague?” Customers that respond with a 6 or below are Detractors, a score of 7 or 8 are called Passives, and a 9 or 10 are Promoters. NPS is calculated by subtracting the percentage of Detractors from the percentage of Promoters.
•P&C: Property and casualty insurance.
•Policies in Force: As of any reported date, the total count of current (non-cancelled) policies placed by us with our Carriers.
•Pre-IPO LLC Members: owners of LLC Units of GF prior to the Offering.
•Referral Partner: An individual or entity with whom a sales agent establishes a referral relationship.
•Renewal Revenue: Renewal Commissions and Renewal Royalty Fees.
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
•TWIHG: Texas Wasatch Insurance Holdings Group, LLC.
•Unvalidated Producers: A metric used by Reagan Consulting describing agents whose production does not yet cover their wages under their agency’s commission formula.

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

PART I
Item 1. Business
Company overview
We are a leading independent personal lines insurance agency, based on personal lines revenue, reinventing the traditional approach to distributing insurance products and services throughout the United States. We were founded with one vision: to put our clients at the center of our universe and build the business around delivering them the best experience and value. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our business model is unique in how we combine the following attributes to drive operation excellence:
•Choice Model: We represent over 100 insurance companies that underwrite personal lines and small commercial lines risks, which typically enables us to provide broader insurance coverage at a lower price point than competing agents who represent only a few Carriers, Carriers with Captive Agents or Carriers that distribute directly to consumers.
•Best-In-Class Service Center: In contrast to the traditional insurance agency model, we separate the sales function from the service function, thus enabling agents to focus on selling, and service personnel to focus on delivering superior client service. We have achieved best-in-class net promoter scores for client service, nearly 2.4x the 2018 P&C industry average.
•Proprietary Technology: Our technology platform empowers our agents with tools to better manage their sales initiatives and provides our service personnel with real-time 360-degree visibility of client accounts.
Our business has grown substantially since our founding in 2003. Today we are a rapidly-growing independent insurance agency and franchisor in the United States. Our operations now include a network of seven corporate sales offices and 948 franchise locations (inclusive of 334 franchises which are under contract but yet to be opened as of December 31, 2019). In addition, we have service center operations at our headquarters in Westlake, Texas and a second service center in Henderson, Nevada. Our growth is reflected in our financial performance. Beginning as of 2019, the Company adopted the new accounting guidance, ASC Topic 606, related to revenue from contracts with customers. Under this new accounting standard, revenue grew period over period by 29% for the year ended December 31, 2019. Total Written Premium, which we believe is the best leading indicator of future revenue growth because it drives our future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions, grew 45% to $739 million from $509 million in 2018. This growth has been driven by our team’s ability to recruit talented agents to our platform, our agents’ leveraging of Goosehead's sales blueprint and proprietary technology leading to higher levels of productivity in winning new business, and our service centers’ ability to retain renewal business. All of our growth has been organic; we have not relied on mergers or acquisitions. Furthermore, we are profitable. For the year ended December 31, 2019 the Company had $10.4 million of net income, a $29.0 million increase over 2018. See "Item 7. Management's discussions and analysis of financial condition and results of operations - Key performance indicators" for additional information and a reconciliation to the most directly comparable GAAP financial measure.
Our insurance product offerings primarily consist of (i) homeowner’s insurance, (ii) auto insurance, (iii) other personal lines products, including flood, wind and earthquake insurance, (iv) excess liability or umbrella insurance, (v) specialty lines insurance, including motorcycle, recreational vehicle and other insurance, (vi) commercial lines insurance, including general liability, property and auto insurance for small businesses, and (vii) life insurance. We do not take any insurance underwriting risk in the operation of our business.
We enter into contracts with our insurance Carriers called appointments that set the terms of engagement, define legal ownership of client accounts and client data, and determine compensation. Our 2019 average commission rate on new business premium was 15% and on renewal business premium was 13%. Commission rates can vary across Carriers, states and lines of business, and typically range from 10% to 20%. Because we represent a broad set of Carriers that all have unique risk appetites and underwriting strategies, we can usually provide our clients with broader insurance coverage at a lower price point than competing agents who represent only one Carrier exclusively, or Carriers that distribute directly to insurance buyers.
We have two Segments that work together to drive our growth: the Corporate Channel and Franchise Channel.

The Corporate Channel
The Corporate Channel consists of company-owned and financed operations with employees who are hired, trained and managed by us. The Corporate Channel also serves as a research and development department, where we develop best practices and beta test new technology before implementing system-wide. Additionally, the Corporate Channel serves as an invaluable support network for our Franchise Channel, providing sales coaching and mentoring for Franchisees.
In the Corporate Channel, we generate Core Revenue in the form of Renewal Commissions, New Business Commissions and non-refundable Agency Fees charged directly to clients for efforts performed in the issuance of new insurance policies. We also generate Ancillary Revenue in the form of Contingent Commissions from Carriers related to the overall growth and loss performance of the Book of Business we have placed with them. The Corporate Channel is comprised of employed sales agents located in six sales offices in Texas and one in Illinois. We have experienced rapid growth in sales agents and revenue in this Segment. During 2019, our Corporate Channel sales agent headcount increased by 49% and our Corporate Channel premiums placed grew by 28%, in each case, versus the prior year. Corporate Channel premium growth trailed headcount growth due to the large renewal mix of our premiums placed and the ongoing ramp up of recently hired producers. As of December 31, 2019, we had corporate sales offices operating in the following locations: Westlake, Texas; Irving, Texas; Fort Worth, Texas; Houston, Texas; The Woodlands, Texas; Austin, Texas; and Rosemont, Illinois. We expect to continue our expansion in 2020 with the addition of corporate sales offices in Charlotte, North Carolina and a new office in Fort Worth, Texas.
The Franchise Channel
The Franchise Channel consists of operations that are owned and managed by Franchisees. These Franchisees have a contractual relationship with the Company to use our processes, Carrier appointments, systems, and back-office support team to sell insurance and manage their business. In exchange, the Company is entitled to an Initial Franchise Fee and ongoing Royalty Fees. In addition to managing our two Segments, our headquarters is responsible for overseeing our client service centers, our network of Referral Partners, our recruiting team and our technology functions which tie all aspects of our business together. Our headquarters also provides various risk management, quality control, accounting, legal and finance functions in support of both the Corporate Channel and the Franchise Channel.
In the Franchise Channel, we earn Core Revenue in the form of New Business Royalty Fees and Renewal Royalty Fees generated by the franchise location. New Business Royalty Fees are set in the Franchise Agreements at 20% of commissions and Agency Fees received during the first term of the policy, and 50% of commissions every year the policy is renewed. This economic relationship creates a mechanical step-up in revenue at the first renewal of each policy, creating strong revenue and margin expansion opportunities.
Cost Recovery Revenue consists of non-refundable Initial Franchise Fees, which compensate us for the training and onboarding efforts to launch a new franchise location, and Interest Income related to Franchisees which elect the payment plan option for their Initial Franchise Fee. Ancillary Revenue consists of Contingent Commissions and other income.
The Franchise Channel is comprised of Franchisees and sales agents that they hire as employees in their franchised businesses. Our Franchise Agreement has a ten-year term and governs the terms under which we operate together, among other things, defining the Initial Franchise Fee, Royalty Fees and other costs a Franchisee pays. Franchisees have contractual rights to revenue related to the Book of Business during the term of their agreement, but we retain ultimate ownership over the policies written in each franchised business.
We started franchising in 2012 and have since expanded rapidly. Premiums in the Franchise Channel grew 56% during 2019. As of December 31, 2019, we have 948 total franchises, including 614 franchises operating and 334 in implementation, a 47% increase in total franchises and a 34% increase in operating agencies in 2019 compared to 2018. As of December 31, 2019, we had 334 signed Franchise Agreements that are in the implementation process. We have franchise locations either operating or signed in the following states, which cover over 90% of the US population:z

Geographic footprint	Operating or signed agencies
	State	December 31, 2019
	Texas	231
	California	101
	Illinois	63
	Florida	60
	Michigan	46
	Pennsylvania	45
	Georgia	37
	New York	37
	North Carolina	34
	Louisiana	30
	New Jersey	28
	South Carolina	29
	Virginia	27
	Ohio	26
	Other	154
	Total(1)	948
(1)Number of franchise locations include 334 franchises which are under contract but yet to be opened as of December 31, 2019.
Our Go-to-Market Strategy
Our business model allows our sales agents in both Segments to concentrate on sales and marketing activities related to acquiring new clients and issuing new policies, thus growing New Business Revenue and Renewal Revenue more rapidly than in other systems. Their primary marketing efforts are focused on establishing referral relationships with other financial services providers in their communities using our marketing strategy. This strategy is effective primarily due to our world-class service team handling all service work related to the sales agents' existing Book of Business. The nature of Referral Partner leads allows us to realize higher close rates and lower client acquisition costs than what we believe to be standard in the industry. Furthermore, our agents are typically dealing with homeowners who own other assets, such as automobiles and therefore tend to be better insurance risks from a Carrier’s perspective. Such clients often purchase additional policies, such as auto insurance, which allows us to capture additional revenue and increases the likelihood of retaining the client in the future. We do not compensate Referral Partners for leads, but rather rely on our servicing capabilities to generate repeat business.
We have significant room to expand our market share across the country. Our biggest presence is in Texas where we have been operating the longest. By leveraging our Referral Partners, we placed approximately 43 thousand policies related to mortgage originations in 2019. This represents 12.1% of the approximately 357 thousand Texas mortgage originations in 2019, according to the Texas A&M Real Estate Center.
Our model, which allows agents to focus on New Business Revenue, is highly differentiated from the traditional insurance agency model. In the traditional agency model, agents are responsible for both new business and ongoing service. The burden of providing ongoing service distracts from the ability to acquire new clients, and ultimately limits an agent's opportunity for growth. Our agents are not only freed from the burden of ongoing service, but also given technology tools that create efficiencies by allowing them to quote faster and prioritize marketing efforts to the highest producing Referral Partners. As a result, agents in both Segments are substantially more productive than top performers in our industry as it relates to new sales. Compared to the 2019 Best Practices Study, which uses 2018 industry data, Corporate Channel agents with more than three years of tenure averaged 3.4x as much New Business Production per Agent as the industry best practice during 2018. Franchise Channel agents with more than three years of tenure averaged 1.7x as much New Business Production per Agent (Franchise) as the industry best practice during 2018.

New Business Revenue per agent by tenure ($000s)

Source: Internal data for 2018; Carrier provided information; Reagan Consulting 2019 Best Practices Study (using 2018 data)
(1)Represents industry best practice per Reagan Consulting; does not include Unvalidated Producers; most industry agents have tenures significantly longer than 2 to 3 years.
We believe our agent productivity compares even more favorably to the industry than the Best Practices Study would imply because the Best Practices Study excludes Unvalidated Producers. If the Best Practices Study included Unvalidated Producers, our New Business Production per Agent outperformance would be even larger.
In 2019, New Business Production per Agent in the Corporate Channel was $61 thousand for agents with less than 1 year of tenure and $123 thousand for agents with more than one year of tenure. Including all producers in the Franchise Channel in 2019, New Business Production per Agency was $50 thousand for agencies with less than 1 year of tenure and $95 thousand for agents with more than one year of tenure in Texas. Outside of Texas during 2019, New Business Production per Agency was $38 thousand for agencies with less than 1 year of tenure and $66 thousand for agencies with more than one year of tenure.
Our Service Centers
Both the Corporate Channel and the Franchise Channel are supported by our client service centers. Our service centers are staffed by fully licensed property and casualty service agents, who provide fulfillment and quality control services for newly issued insurance policies, accounting services and ongoing support services for clients. Ongoing support services for clients include: handling client inquiries, facilitating the claims process with Carriers, accepting premium payments and processing policy changes, and renewals. Our service agents are also focused on selling additional insurance coverages to clients which account for additional New Business Revenue.
Our two separate service centers provide us with the ability to cover the U.S. time zones more broadly, and the ability to better manage business continuity risks. We manage our service centers with the goal to maximize NPS, which we believe maximize retention. This differentiated level of service has enabled us to earn an NPS of 89 in 2019 and 2018—greater than highly regarded brands like Ritz Carlton and Nordstrom and 2.4x the 2018 industry average, according to Satmetrix. Our high degree of client satisfaction drove our 88% Client Retention rate during 2019, which we believe to be among the highest in the industry. Our retention rate is even stronger on a premium basis. In 2019, we retained 91% of the premiums we distributed in 2018. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our service team. By maintaining this strong level of Client Retention, we are able to generate revenue that is highly predictable and recurring in nature.
The combination of expanding headcount in the Corporate and Franchise Channels, leveraging technology and maintaining our commitment to service led to revenue growth of 40% (net of revenue changes due to the adoption of Topic 606) and Total Written Premium growth of 45% in 2019. As of December 31, 2019, our 10-year Total Written Premium CAGR was 36% and our 5-year premium CAGR was 45%.

Total Written Premium by Channel	Total Written Premium by Term

Source: Carrier provided information

In addition to strong revenue and Total Written Premium growth, we have also experienced Franchise Channel and Corporate Channel Adjusted EBITDA margin expansion when adjusted for the impact of the adoption of ASC 606. If reported under ASC 605, Franchise Channel Adjusted EBITDA margin was 37% in 2019, up from 33% in 2018 due to continue growth in our more profitable Renewal Royalty Fees and Contingent Commissions. Corporate Channel Adjusted EBITDA margin, if reported under ASC 605, was  26% in 2019, up from 22% in 2018 due to our Corporate Channel sales agent headcount growth of 49%, high retention rates of 88%, and Contingent Commission revenue. As reported under ASC 606, our Franchise Channel and Corporate Channel margins were 30% and 23%, respectively. While we believe our margins will mechanically expand over time, we are focused predominately on maintaining our industry leading levels of strong organic growth as we increase our market share.

	2019		2018
	Franchise Channel	Corporate Channel	Franchise Channel	Corporate Channel
($000s)
Revenue	$34,650	$42,836	$25,861	$34,287
Segment Adjusted EBITDA	10,464	9,947	8,615	7,536
Segment Adjusted EBITDA margin	30%	23%	33%	22%

Industry trends
We primarily compete in the United States personal lines insurance distribution industry. Personal lines products typically include home, auto, umbrella, motorcycle, flood and recreational insurance. We compete for business on the basis of reputation, client service, product offerings and the ability to tailor our products to the specific needs of a client. There are principally three types of businesses that sell personal lines products:
•Independent agencies (35% personal lines market share in 2017 according to the Independent Insurance Agents & Brokers of America, Inc.). Independent agencies are “independent” of any one Carrier and can offer insurance products from multiple Carriers to their clients. There are approximately 36,500 independent insurance agencies in the United States, according to the 2019 Future One Agency Universe Case Study. Many of the largest insurance agencies, such as Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Marsh & McLennan Companies, Inc. and Willis Towers Watson plc, focus primarily on commercial lines. We believe that we are one of the largest independent insurance agencies focused primarily on personal lines.

•Captive Agencies (47% personal lines market share in 2017 according to the Independent Insurance Agents & Brokers of America, Inc.). Captive Agencies sell products for only one Carrier. The Carrier compensates the Captive Agency through sales commissions based on premiums placed on behalf of clients. The Carrier also provides the Captive Agency with operational support including advertising and certain back office functions. The largest Captive Agencies in the United States include Allstate Corporation, State Farm Mutual Automobile Insurance Company and Farmers Group, Inc.
•Direct distribution (18% personal lines market share in 2017 according to the Independent Insurance Agents & Brokers of America, Inc.). Certain Carriers market their products directly to clients. Historically, this strategy has been most effective for targeting clients who require auto insurance only, with clients seeking bundled solutions relying on advice from independent and Captive Agents. The largest Carriers that sell directly to clients include Berkshire Hathaway Inc. (via GEICO Corp.) and Progressive Corporation (Progressive also distributes through independent agencies, including GSHD).
Personal lines insurance agents generate revenues through commissions, which are calculated as a percentage of the total insurance premium placed on behalf of clients, and through fees for other related services. Premiums in the personal lines insurance market have grown consistently with underlying insured values and the overall economy.

Personal lines products		Personal lines premium trends ($ billions)
Auto premiums	Homeowners premiums

Source: S&P Global Market Intelligence and National Association of Insurance Commissioners

Premium pricing within the P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. External events, such as terrorist attacks, and man-made and natural disasters, may have significant impacts on the insurance market. We use the terms ‘‘soft market’’ and ‘‘hard market’’ to describe the business cycles experienced by the industry. A soft market is an insurance market characterized by a period of declining premium rates, which can negatively affect commissions earned by insurance agents. A hard market is an insurance market characterized by a period of rising premium rates, which, absent other changes, can positively affect commissions earned by insurance agents.
Our Segments
Our Segments are geared to leverage the strengths of two different talent pools to maximize productivity. Our recruiting team, which included 61 people at December 31, 2019, is responsible for recruiting both Corporate sales agents and potential Franchise owners. The Corporate Channel recruits driven agents who are typically new to insurance distribution; the Franchise Channel recruits agents with business or industry experience. The combination of our two Segments enables us to prudently expand our business model while providing differentiated service to our clients.
Corporate Channel (55% of 2019 total revenue)
The Corporate Channel is a key support structure for our Franchise Channel and a primary competitive advantage for the Company. This channel primarily targets top college graduates or sales professionals who typically do not have experience in the insurance industry. The majority of candidates are sourced through a combination of on-campus recruiting, employee referrals and highly targeted internet recruiting campaigns. Our recruitment team seeks candidates with strong communication skills who display a high aptitude for learning new concepts, are motivated by professional and financial incentives and display the ability to succeed in a team-oriented environment.

After the recruitment team has selected candidates, they are placed into a training class that lasts approximately two weeks. Both Corporate and Franchise Channel agents are required to become fully licensed P&C agents prior to training. During the training class, Corporate Channel agents acquire a wide variety of skills including:
•knowledge of all available personal lines products and the trade-offs between pricing and coverage;
•the ability to fit their clients to the best insurance products at the right price point;
•the ability to leverage our well-established network of Referral Partners to win new business;
•the ability to leverage our service centers to service policies and handle renewal activities; and
•the ability to leverage our technology tools to increase productivity.
The combination of hiring highly motivated and talented individuals, giving them proper tools and training and removing the burden of ongoing client service allows our Corporate Channel agents to become significantly more productive than average personal lines agents. Compared to the 2019 Best Practices Study, Corporate Channel agents with more than two years of tenure averaged 3.4x as much New Business Production per Agent (Corporate) as the industry best practice.
Franchise Channel (45% of 2019 total revenue)
The Franchise Channel primarily recruits agents with prior business or industry experience. Our Franchise Channel has a unique value proposition to experienced agents who understand the limits and pain points of the traditional agency model:
•Franchise Channel agents gain access to products from multiple Carriers in their markets, allowing the agents to better serve their clients and Referral Partners by providing choice. Captive Agents typically can only sell products from one Carrier.
•Franchise Channel agents can leverage our service centers to handle service requests and process renewals. Most traditional agencies require their agents to handle client service and renewals which diminishes the time they can devote to winning additional new business and growing their agencies. Traditional agencies can become the victims of their own success as their increasing service burden crowds out time to sell new business.
•Franchise Channel agents use our well-established sales processes to win new business. Franchise Channel agents are trained side by side with Corporate Channel agents to leverage our training program, to acquire product and Carrier knowledge and to utilize our technology and back office support. Our Corporate Channel continues its investment in the success of our Franchise Channel well past initial training in the form of ongoing sales coaching and mentoring, as well as serving as fertile recruiting ground for future regional territory managers within our franchise support team.
•Franchise Channel agents benefit from lean startup costs as they do not require additional employees or a retail location to launch their agencies. Captive Agents are often required to immediately hire two to three additional employees as support staff, lease a storefront location, and contribute a specific percentage of revenue toward an advertising budget. Further, most fixed costs in a traditional agency (e.g., administrative costs, technology fees, training expenses and service costs) are diminished or eliminated in our Franchise Channel due to Goosehead’s scale, and we expect that fixed costs will continue to decrease as the Franchise Channel grows.
•Franchise Channel agents own an economic interest in their Books of Business.
The recruiting team seeks applicants who have demonstrated a strong capacity to win new business and a desire to own their own business. Our recruiting efforts have helped us create a franchise pool which is significantly more productive than average personal lines agents. Compared to the 2019 Best Practices Study, Franchise Channel agents with more than three years of tenure averaged 1.7x as much New Business Production per Agent (Franchise) as the industry best practice. Franchise Channel agents with less than two years of tenure maintained equally as much New Business Production per Agent (Franchise) as the industry best practice.
Our competitive strengths
We believe that our competitive strengths include the following:
•Highly motivated producers in the Corporate Channel. The agents in the Corporate Channel are fundamentally different than the typical agents in the personal lines industry. Substantially all of our agents are recent college graduates, whereas 64% of personal lines agents in the industry are over 50 years old, according to the 2018

Future One Agency Universe Case Study. This gives us a significant advantage both in the short- and long-term. In the short-term, our agents have proven to be especially adept at learning new techniques and mastering new technologies. This has enabled our agents to generate approximately 3.4x as much new business as top performing personal lines agents after three years, according to the 2019 Best Practices Study. Over the long-term, we believe our youth will enable us to avoid the shrinking workforce challenges that many of our competitors face and win an even larger market share from other agencies. According to Independent Insurance Agents & Brokers of America, Inc., 42% of independent agencies anticipate a change of control within the next five years. We believe an aging industry workforce will create significant disruption in the personal lines distribution industry, and we will be in a position to win displaced clients. Additionally, our Corporate Channel agents view the success of the Franchise Channel as a potential catalyst to their career trajectories. The support structure provided by the Corporate Channel to the Franchise Channel creates unique career paths in sales management, territory management, and even franchise ownership.
•Franchise Channel solves the inherent flaws in the traditional agency model. We believe that the traditional agency model is flawed for several reasons, including: (1) Captive Agents can only offer clients products from one Carrier, limiting the agents’ ability to best serve their clients, (2) agents are typically responsible for handling their own client service and renewals, diminishing the time they can devote to marketing, winning new business and growing their overall Book of Business, (3) agents are often using antiquated and decentralized tech platforms to sell and service their Book of Business, and (4) some Captive Agents do not own their Book of Business, giving them less incentive to win new business. Given the size of the traditional agency market and its inability to adapt to these challenges without introducing significant channel conflict, we believe there is a meaningful opportunity to disrupt the traditional agency marketplace. Agents in the Franchise Channel are able to focus on marketing, winning new business, providing clients with choice by offering products from multiple Carriers, and they own an economic interest in their Book of Business. Furthermore, by removing the service burden which takes a significant amount of time and energy, we believe our platform provides Franchise Channel agents with the ability to grow more quickly and manage larger Books of Business than agents working in a traditional agency model. As a result, the Goosehead model has proven to be attractive to high-performing agents who wish to achieve greater professional and financial success.
•Single technology platform with end-to-end business process management. Our operations utilize an innovative proprietary cloud-based technology solution customized to suit our needs. Our technology provides our agents with tools to better manage their sales and marketing activities, and our service center operations with real-time 360-degree visibility of client accounts. Additionally, our technology provides agents with data and analytics which allow them to make smarter business decisions. Importantly, our integrated solution allows us to pivot quickly and upgrade our technology offering without a large financial investment. We believe our single, sales-oriented technology platform is differentiated relative to most insurance agency IT environments that utilize disparate accounting-driven agency management vendors and legacy mainframe systems across their operations. Our technology platform has been a key enabler of our rapid growth while also driving efficiencies. One of these efficiencies is service expenses. Our 2018 service expenses as a percentage of gross commissions were 3.8x lower than the industry best practice according to the 2019 Best Practices Study, which uses 2018 data. Despite our reduced service expense load, we are able to maintain best in class NPS scores and retention.
•Service centers drive both new and renewal business. Our service centers handle all of our client service and renewals and have achieved a highly differentiated level of service as indicated by our NPS scores of 89 in 2019 and 2018—higher than many global service leaders such as Ritz Carlton and Nordstrom and 2.4x the P&C industry average, according to Satmetrix. Having such a skilled and fully licensed service team provides three tangible benefits to our business: (1) allowing our agents to focus virtually all of their time on cultivating new Referral Partner relationships and winning new business (instead of preserving existing business), (2) generating strong Client Retention which provides a stable source of highly visible and recurring revenue and (3) providing opportunities to earn additional revenue as our service agents are highly trained in cross-selling and generating referral business. Our service agents typically originate significant amounts of New Business Revenue through cross-sale and referral generation. We believe that our service centers will continue to drive a competitive advantage by supporting our industry-leading productivity and our recruiting efforts. We continue to make the necessary technology, staffing and real estate investments in our service centers to support our planned agent hiring which we believe will allow us to readily scale and increase market share. Each of our service agents can service, on average, a Book of Business that it would take a good sales agent years to generate.
•Unique value proposition to Referral Partners. We have highly standardized processes across our entire organization due to the strong quality controls instituted in our service centers. Both new business and renewal business move through our systems in a tightly choreographed manner which enables both strong quality controls and quick delivery of services. We have found that the ability to quickly and accurately bind an insurance policy is attractive to both individuals buying insurance and third parties, such as Referral Partners, who can drive new business to us. Referral Partners include financial services providers who depend on us to timely place insurance policies and to provide the flexibility to facilitate necessary changes rapidly, including at the time of home closings. We typically deliver policy binders in under an hour, which allows our Referral Partners to close transactions on time and ultimately become more productive in their business. We do not compensate our Referral Partners for sending us new business.
•Proven and experienced senior management team. Our senior management team has a long history of cohesively operating together and implementing our business model.
◦Our Chairman and Chief Executive Officer, Mark E. Jones, co-founded Goosehead in 2003. Prior to co-founding Goosehead, Mr. Jones was a Senior Partner and Director at Bain & Company, a global management consulting firm, where he also served for many years as Global Head of Recruiting. Many of our management, sales and recruiting practices were developed and refined by Mr. Jones during his time at Bain and instituted at Goosehead. Mr. Jones has received a wide variety of accolades for his leadership accomplishments, including being recognized as one of the Top Rated CEOs from among more than 7,000 companies with less than 1,000 employees on Glassdoor’s “Employee’s Choice Award” in 2017.
◦In 2006, Michael Colby was recruited to join Goosehead as Controller. Over the last 12 years, Mr. Colby has worked closely with Mr. Jones in all aspects of the business, taking on increasing responsibility; becoming Chief Financial Officer in 2010, Chief Operating Officer of our Franchise Channel in 2011, Chief Operating Officer of Goosehead in 2014, and President and Chief Operating Officer of Goosehead in 2016.
◦Mark Colby has served as Chief Financial Officer since 2016. Mr. Colby joined Goosehead in 2012 as Manager of Strategic Initiatives, where he worked on Information Systems platform development and migration, real estate planning, and business diversification initiatives. Mr. Colby oversees Goosehead’s internal and external financial reporting, budgeting and forecasting, payroll/401(k) administration, treasury function, and investor relations.
◦Ryan Langston joined Goosehead Insurance in 2014 as Vice President and General Counsel. He is responsible for coordinating and leading legal activity and compliance. Prior to joining Goosehead, Mr. Langston was an attorney with Strasburger & Price, LLP where he represented businesses in commercial litigation and arbitration involving business dissolutions, theft of trade secrets, enforcement of noncompetition agreements, and breach of contracts.

Key elements of our growth strategy
Our goal is to achieve long-term returns for our stockholders by establishing ourselves as the premier national distributor of personal lines insurance products. To accomplish this goal, we intend to focus on the following key areas:
•Continue to expand recruiting in the Corporate Channel. In order to grow both the Corporate Channel and Franchise Channel, we must expand our agent count in the Corporate Channel. We have a highly developed process for recruiting new agents which we have continually refined over the last decade and has resulted in higher success rates for our Corporate Channel agents. We plan to continue to expand our recruiting to additional college campuses and engage in highly targeted internet recruiting campaigns as we grow. As demonstrated in the chart below, our compensation package for sales agents is very competitive in comparison to other professional services and offers attractive long-term compensation opportunities.

Average corporate agent compensation by vintage ($000)

•National penetration of the Franchise Channel. As of December 31, 2019, we have signed Franchise Agreements in 35 states covering over 90% of the total US population. We expect to continue growing our market share within these states as we sign and launch new franchises, and as those franchises ramp up their new business production over the course of 2-3 years. As of December 31, 2019, 60% of our Franchisees had less than one year of tenure. Given the anticipated New Business productivity uplift that comes with more years of experience, and the elevated Royalty Fees on renewal business, we believe our Franchise Channel is positioned for strong growth and margin expansion. This growth will be further enhanced by the approximately 84,000 potential franchise candidates in our current pipeline. The number of potential franchise candidates is updated daily to reflect new franchise candidates on our customized recruiting platform. We identify our franchise candidates according to the following criteria: (1) work experience, including sales, entrepreneurial or insurance experience; (2) license status; and (3) geographic location. Of our total current pipeline, we estimate approximately 10% of the candidates would qualify over time as Franchisees under our exacting standards. Although the candidates that meet our franchise standards are not guaranteed to enter into Franchise Agreements, we believe our pipeline will allow us to execute a robust national build-out of our model. The pace of our national build-out will be aided by the regulatory approvals, product offering approvals and Carrier relationships we have already established across the continental United States.

Franchise Channel tenure profile

(1)Number of franchise locations include 334 franchises which are under contract but yet to be opened as of December 31, 2019.

•Continue to develop innovative ways to drive productivity. We believe that our agents are already among the most efficient personal lines agents in the industry. Compared to the 2019 Best Practices Study, Corporate Channel agents with more than three years of tenure averaged 3.4x as much New Business Production per Agent (Corporate) as the industry best practice; Franchise Channel agents with more than three years of tenure averaged 1.7x as much New Business Production per Agent (Franchise) as the industry best practice. We believe there is an opportunity to further expand productivity, particularly in the Franchise Channel. We have historically deployed the intellectual capital accumulated in the Corporate Channel (including sales practices, client relationship management practices, recruiting practices and technology) into the Franchise Channel to optimize new business production. We will continue to innovate going forward in an effort to both better serve our clients and expand our platform.
•Maximize our effectiveness in managing renewal business. We earn significantly larger Royalty Fees from our Franchisees for renewal business than on new business. Additionally, many of our largest expenses are significantly lower for renewal business such as compensation costs, risk management costs and client development costs. Critical to converting new business into renewal business is strong Client Retention. Our Client Retention effort is led by our service centers which had a 2019 NPS score of 89, leading to an 88% Client Retention rate and 91% premium retention rate in 2019. Key to maintaining these NPS scores and Client Retention rates is the consistency of personnel in our service centers. Our consistency in service personnel is due to a combination of the opportunities for professional advancement within the Company and the competitive wages we offer; average compensation for service team employees was over $46,000 in 2019.
•Continue to invest in technology to drive efficiencies in all areas of our business. We discuss in more detail below the investments we've made historically to outrun our competitors. We will continue to find opportunities to utilize technology to widen the gap between us and any nascent competition.

Technology
We have invested heavily in our technology platform to not only support our business, but to drive growth and productivity. Our operations utilize an innovative proprietary cloud-based technology solution customized to suit our needs:
•In 2009, we rolled out our proprietary agency management system which provided us with transparency into client lifecycle, a sophisticated commission accounting application and enhanced analytic capabilities.
•In 2010, we integrated electronic signature capabilities into our platform, improving client experience and Carrier compliance.
•In 2013, we created our Carrier knowledge database (a reference library of Carrier underwriting guidelines) and our Referral Partner platform (creates precision and coordination in Referral Partner marketing).
•In 2015, we established our learning management system which enables efficient compliance training, initial training, and continuing education.
•In 2018, we implemented several key new enhancements to our technology platform and further strengthened our competitive barriers to entry. The year was highlighted by the following developments:
◦Our integrated comparative rater was rolled out that eliminated 75% of the required input fields, saving the majority of our agents approximately 15 minutes per quote.
◦A proprietary mortgage database was made available to our agents providing them with a sophisticated and precise marketing tool that identifies transactions down to the micro level to improve Referral Partner prospecting.
◦A unified, cloud-based voice solution was implemented system-wide, using AI driven speech analytics to evaluate agent performance and client sentiment.
◦We further enhanced our cyber-security protection by utilizing enhanced encryption of our platform, creating cybersecurity education modules using our proprietary learning management system, and implementing additional email filtering tools.
•2019 was another watershed year for our technology efforts, as we implemented several new tools into our technology suite:
◦A new client portal was rolled out to allow our clients to view and manage their various insurance products in one centralized location and to interact with our sales and service agents whichever way the client prefers – a true omnichannel experience that spans our entire Carrier portfolio.
◦An artificial intelligence tool was created for our service team that measures a client’s likelihood of defection in real time and provides our service agents live feedback on specific action items to decrease the likelihood of defection, which is the first of many use cases for artificial intelligence.
◦Enhancements were made to our referral partner marketing tool and our comparative rating engine using additional data integrations, which improved efficiency and accuracy in our lead generation and quoting processes.
Markets & marketing
We primarily compete in the approximately $350 billion (according S&P Global Market Intelligence) U.S. personal lines P&C industry. As a distributor, we compete for business on the basis of reputation, client service, product offerings and the ability to efficiently tailor our products to the specific needs of a client.
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

The Company represents over 100 Carriers, of which 35 provide national coverage. In 2019, two carriers represented more than 10% of total revenue at 16% and 10%. In 2018, two carriers represented more than 10% of total revenue at 17% and 11%.
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
Franchisees are required to pay an Initial Franchise Fee that varies depending on the state in which the franchise will be located. The Initial Franchise Fee, which is non-refundable after training, covers our costs to recruit, train, onboard, and support the Franchisee for the first year. Franchisees are also required to pay a monthly Royalty Fee, which entitles the Franchisee to continue to operate in our Franchise Channel. The Royalty Fee is derived from a percentage of gross revenues on insurance policies in their initial (20%) and renewal terms (50%). Franchise owners are not entitled to an exclusive territory and may solicit sales from any location within the state in which they operate, subject to certain internal restrictions.
Franchisees who sign a Franchise Agreement after January 1, 2018, are required to pay a minimum monthly Royalty Fee if the Royalty Fee derived from the gross revenues on insurance policies does not exceed a specific amount.
Total Franchises increased by 47% to 948 in 2019 from 646 in 2018. Total Franchises operating increased by 34% to 614 in 2019 from 457 in 2018.
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
A number of Carriers directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines insurance business. While it is difficult to quantify the impact on our business from individuals purchasing insurance over the Internet, we believe this risk is generally isolated to personal lines customers with single-line auto insurance coverage, which represent a small portion of our overall business.
Intellectual property
We have registered “Goosehead,” “Goosehead Insurance,” and our logo as trademarks in the U.S., Mexico, the United Kingdom, the European Union, and is currently pending in Canada. We also have filed other trademark applications in the U.S. and will pursue additional trademark registrations and other intellectual property protection to the extent we believe it would be beneficial and cost effective. We also are the registered holder of a variety of domain names that include “Goosehead” and similar variations.
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
Employees
Our workforce is our most important asset and a key competitive advantage in our industry. As of December 31, 2019, we had approximately 555 full-time and 40 part-time employees. Our Franchisees are independent businesses and their employees are independent contractor sales associates are therefore not included in our employee count. None of our employees are represented by a union.

Initial Public Offering and Organizational Transactions
On May 1, 2018 Goosehead Insurance, Inc. completed an initial public offering (the “Offering”) of 9.8 million shares of Class A common stock at a price of $10.00 per share, which included 1.3 million shares issued pursuant to the underwriter's over-allotment option. Goosehead Insurance, Inc. ("GSHD") became the sole managing member of Goosehead Financial, LLC ("GF"). GF was organized on January 1, 2016 as a Delaware Limited Liability Company and is headquartered in Westlake, Texas. The operations of GF represent the predecessor to GSHD prior to the Offering, and the consolidated and combined entities of GF are described in more detail below. Information for any periods prior to May 1, 2018 relates to GF and its subsidiaries and affiliates.
In connection with the Offering, the company completed the following transactions (the "Reorganization Transactions"):
•The GF limited liability company agreement was amended to, among other things, i) appoint GSHD as the sole managing member of GF and ii) modify the capital structure of GF by reclassifying the interests previously held by Pre-IPO LLC Members into a single new class of non-voting LLC Units.
•GSHD was authorized to issue two classes of common stock. 10 million shares of Class A common stock were issued pursuant to the Offering, including the underwriters' over-allotment option. 23 million shares of Class B common stock were issued to the Pre-IPO LLC Members in an amount equal to the number of LLC Units held by each such Pre-IPO LLC Member in exchange for certain management rights of GF. Each share of Class A common stock and Class B common stock entitles its holder to one vote per share on all matters submitted to a vote of GSHD's stockholders. Each share of Class B common stock can be exchanged for one share of Class A common stock or, at GSHD's discretion, a cash payment equal to the volume weighted average market price of one share of Class A common stock, thus canceling the share of Class B common stock on a one-for-one basis.
•The Goosehead Management Holders and Texas Wasatch Holders indirectly transferred their ownership interests in GM and TWIHG, respectively, to GSHD in exchange for the Goosehead Management Note and Texas Wasatch Note. The aggregate principal amount of the Goosehead Management Note and the Texas Wasatch Note was approximately $114 million. Because the net proceeds from the Offering were insufficient to repay the aggregate principal amount of the notes, 3.7 million shares of Class A common stock were issued to the Goosehead Management Holders and the Texas Wasatch Holders for the difference. GSHD contributed direct and indirect ownership interests in each of TWIHG and GM to GF.
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
As of December 31, 2019, Goosehead Insurance, Inc. owned 42.0% of Goosehead Financial, LLC and the non-controlling interest holders owned the remaining 58.0% of Goosehead Financial, LLC.
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
Contingent Commissions we receive from Carriers are less predictable than standard commissions, and any decrease in the amount of the commissions we receive could adversely affect our results of operations.
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
Similarly, any increase in competition due to new legislative or industry developments could adversely affect us. These developments include:
•Increased capital-raising by Carriers, which could result in new capital in the industry, which in turn may lead to lower insurance premiums and commissions;
•Carriers selling insurance directly to insureds without the involvement of a broker or other intermediary;
•Changes in our business compensation model as a result of regulatory developments;

•Federal and state governments establishing programs to provide property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by Carriers; and
•Increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms.
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
In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders, including our founders, executives and key personnel. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, financial condition and results of operation.
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition, results of operations and cash flows.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and pandemic health events (such as the COVID-19 virus), as well as man-made disasters, including acts of terrorism, military actions, cyber-terrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our Carriers, making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. Any increases in loss ratios due to natural or man-made disasters could impact our Contingent Commissions, which are primarily driven by both growth and profitability metrics.
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
As of December 31, 2019, we had total consolidated debt outstanding of approximately $46.2 million, collateralized by substantially all of the Company’s assets, including rights to future commissions. In the year ending December 31, 2019, we had debt servicing costs of $4.9 million, of which $2.4 million of which was attributable to interest. In the year ending December 31, 2018, we had debt servicing costs of $53.8 million, inclusive of $49.4 million in principal payments related to payoff of the original Credit Agreement (see "Item 7. Management’s discussion and analysis of financial condition and results of operations") and $3.2 million of which was attributable to interest. The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.
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
Changes to reference rates could materially adversely affect our earnings
LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including our Credit Agreement, interest rate swaps, and cross currency interest rate swaps is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the Company’s cost of variable rate debt and certain derivative financial instruments. The Company will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt or derivative financial instruments which may be detrimental to our financial position or operating results.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our consolidated financial statements in accordance with GAAP. These accounting principles require us to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to the impact of the adoption of and accounting under Topic 606. We periodically evaluate our assumptions, estimates and judgment. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. Such assumptions, estimates or judgments, however, are both subjective and could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Additionally, changes in accounting standards (such as the Topic 606) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

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
Changes in these deductions may affect taxpayers in states with high residential home prices and high state and local taxes, such as California and New York, and may also negatively impact the housing market. Our homeowner and dwelling property lines of business comprised 53% of our premiums in 2019 and a majority of our new accounts are sourced by referral sources tied to home closing transactions. As we expand our franchise pipeline into new geographies that are located in high tax jurisdictions, we cannot guarantee our ability to grow our client base at the same pace as our existing geographies and generate new business if there is lower demand in the housing market as a consequence of the Tax Reform Act.
We derive a significant portion of our commission revenues from a limited number of Carriers, the loss of which would result in additional expense and loss of market share.
In 2019, two carriers represented more than 10% of total revenue at 16% and 10%. In 2018, two carriers represented more than 10% of total revenue at 17% and 11%. Should any of these Carriers seek to terminate its arrangements with us, we could be forced to move our business to another Carrier and some additional expense and loss of market share could possibly result.
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
Risks relating to our organizational structure

We are a holding company and our principal asset is our 43.4% ownership interest in Goosehead Financial, LLC, and we are accordingly dependent upon distributions from Goosehead Financial, LLC to pay dividends, if any, taxes, make payments under the tax receivable agreement and pay other expenses.
We are a holding company and our principal asset is our direct or indirect ownership of 43.4% of the outstanding LLC Units. We have no independent means of generating revenue. As the sole managing member of Goosehead Financial, LLC, we intend to cause Goosehead Financial, LLC to make distributions to the Pre-IPO LLC Members and us, in amounts sufficient to cover all applicable taxes payable by us and the Pre-IPO LLC members and any payments we are obligated to make under the tax receivable agreement we intend to enter into as part of the reorganization transactions and to fund dividends to our stockholders in accordance with our dividend policy, to the extent our board of directors declares such dividends.
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
The Pre-IPO LLC Members control approximately 63% of the combined voting power of our common stock. Further, pursuant to a stockholders agreement we and the Pre-IPO LLC Members entered into (the “Stockholders Agreement”), the Pre-IPO LLC Members may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests in an amount exceeding $50 million, any change in the size of the board of directors and amendments to our certificate of incorporation or bylaws. In addition, the Stockholders Agreement provides that approval by the Pre-IPO LLC Members is required for any changes to the strategic direction or scope of Goosehead Insurance, Inc. and Goosehead Financial, LLC’s business, any acquisition or disposition of any asset or business having consideration in excess of 15% of our total assets and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel or Controller (including terms of compensation). Furthermore, the Stockholders Agreement will provide that, until the Substantial Ownership Requirement is no longer met, the Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors.

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
Our certificate of incorporation and by-laws provide for, among other things:
•Until the Substantial Ownership Requirement is no longer met, the Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors;
•at any time after the Substantial Ownership Requirement is no longer met, there will be:
◦restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such meeting or to act by written consent;
◦supermajority approval requirements for amending or repealing provisions in the certificate of incorporation and by-laws;
◦a division of the board of directors into three classes of directors, with each class as equal in number as possible, serving staggered three-year terms, and such directors may only be removed for cause and by the affirmative vote of holders of 75% of the total voting power of our outstanding shares of common stock, voting together as a single class;
•our ability to issue additional shares of Class A common stock and to issue preferred stock with terms that the board of directors may determine, in each case without stockholder approval (other than as specified in our certificate of incorporation);
•the absence of cumulative voting in the election of directors; and
•advance notice requirements for stockholder proposals and nominations.
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
We have previously identified material weaknesses that have been remediated, and we may suffer from other material weaknesses in the future. If we fail to maintain effective internal control over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to maintain effective internal control over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the Securities and Exchange Commission (the “SEC”), subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.
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
Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock regardless of our results of operations. The trading price of our Class A common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions in the broader stock market in general, or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•investor perceptions of us and the industries in which we or our clients operate;
•sales, or anticipated sales, of large blocks of our stock, including those by our existing investors;
•additions or departures of key personnel;
•regulatory or political developments;
•litigation and governmental investigations; and
•changing economic and political conditions.
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
Item 1B. Unresolved staff comments
None.

Item 2. Properties
Our headquarters is located in leased offices in Westlake, Texas. The lease consists of approximately 108,000 square feet and expires in January 2029. As of December 31, 2019, our company-owned insurance brokerage business leases approximately 150,124 square feet of office space in Texas, Nevada, and Illinois under eight leases. These offices are typically located in small office parks, generally with lease terms of five to ten years. We believe that all of our properties and facilities are well maintained.

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
Holders of Record
As of March 13, 2020, there were 9 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of March 13, 2020, there were 43 shareholders of record of our Class B common stock.
Dividend Policy
Subject to funds being legally available, we intend to cause Goosehead Financial, LLC to make pro rata distributions to the Pre-IPO LLC Members and us in an amount at least sufficient to allow us and the Pre-IPO LLC Members to pay all applicable taxes, to make payments under the tax receivable agreement we entered into with the Pre-IPO LLC Members and to pay our corporate and other overhead expenses. The declaration and payment of any dividends by Goosehead Insurance, Inc. will be at the sole discretion of our board of directors, which may change our dividend policy at any time. Our board of directors will take into account:
•general economic and business conditions;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including Goosehead Financial, LLC) to us; and
•such other factors as our board of directors may deem relevant.
Goosehead Insurance, Inc. is a holding company and does not have material assets other than its ownership of LLC Units in Goosehead Financial, LLC, and as a consequence, our ability to declare and pay dividends to the holders of our Class A common stock is subject to the ability of Goosehead Financial, LLC to provide distributions to us. If Goosehead Financial, LLC makes such distributions, the Pre-IPO LLC Members will be entitled to receive equivalent distributions from Goosehead Financial, LLC. However, because we must pay taxes, make payments under the tax receivable agreement and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by Goosehead Financial, LLC to the Pre-IPO LLC Members on a per share basis. See "Item 13. Certain relationships and related transactions, and director independence."
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

Securities Authorized for Issuance Under Equity Incentive Plans
The following table provides information about our compensation plans under which our Class A Common Stock is authorized for issuance, as of December 31, 2019:

Number of securities to be issued upon exercise of outstanding options (in thousands)	1,730
Weighted-average exercise price of outstanding options	11.12
Number of securities remaining available for future issuances under equity compensation plans (in thousands)	1,270
Number of securities issued in connection with the Employee Stock Purchase Plan	13
Number of securities remaining available for future issuance in connection with the Employee Stock Purchase Plan	17
Issuer Purchases of Equity Securities
None.
Use of Proceeds
Not applicable.

Item 6. Selected financial data
The following selected consolidated historical financial data of GSHD should be read in conjunction with, and are qualified by reference to, "Item 1A. Risk factors," "Item 7. Management’s discussion and analysis of financial condition and results of operations” and our audited financial statements and notes thereto included in "Item 8. Financial statements and supplementary data." The results indicated below and elsewhere in this Annual Report are not necessarily indicative of our future performance.

	2019	2018	2017
Selected statements of income data (in thousands):
Commissions and agency fees(1)	46,366	36,704	27,030
Franchise revenues(1)	30,503	23,022	15,438
Employee compensation and benefits(1)	41,715	58,256	24,544
General and administrative expenses	19,042	13,060	8,597
Income (loss) from operations(1)	14,073	(13,930)	7,611
Net income (loss)(1)	10,382	(18,667)	8,678
Net income (loss) attributable to Goosehead Insurance, Inc.(1)	3,567	(8,903)	—

Per share data:
Earnings per share - basic(1)(2)	0.24	(0.66)	n/a
Earnings per share - diluted(1)(2)	0.22	(0.66)	n/a

Selected balance sheets data (at period end, in thousands):
Cash and restricted cash	15,260	19,011	5,366
Total current assets(1)	26,733	22,839	7,719
Total assets(1)	64,628	34,798	16,706
Total current liabilities(1)	13,410	7,812	5,767
Total debt	46,161	48,447	48,656
Total liabilities(1)	95,635	60,001	57,839
Total equity(1)	(31,007)	(25,203)	(41,133)

Selected cash flow data (in thousands):
Net cash provided by operating activities	21,241	10,275	13,542
Net cash used for investing activities	(4,078)	(2,222)	(6,135)
Net cash (used for) provided by financing activities	(20,914)	5,592	(6,237)

Selected operating data:
Adjusted EBITDA (in thousands)(1)(3)	17,530	14,752	10,718
Adjusted EBITDA margin(1)(3)	23%	25%	25%
Total Written Premium (in thousands)	739,009	509,012	342,330
Corporate sales agents (at period end)	248	167	111
Operating franchises (at period end)	614	457	292
(1)The impact from the adoption of ASC 606 may effect the comparability to prior periods. See Item 8 "Financial statements and supplementary data" for additional information regarding the impact.
(2) Basic and diluted earnings per share for the year ended December 31, 2017 are not shown, as there were zero shares of Class A or Class B common stock outstanding as of December 31, 2017.
(3) Adjusted EBITDA and Adjusted EBITDA margin are Non-GAAP Measures. See Item 7 "Management's discussion and analysis of financial condition and results of operation" for additional information and a reconciliation to the most directly comparable GAAP financial measure.

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
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver a superior insurance experience to our clients.
The following discussion contains references to the years ended December 31, 2019 and December 31, 2018.
Financial Highlights for 2019:
•Total revenue increased 29% from 2018 to $77.5 million; if reported under ASC 605, total revenue would have grown 40% to $84.1 million.
•Total Written Premiums increased 45% from 2018 to $739.0 million.
•Net income increased by $29.0 million from 2018 to $10.4 million; if reported under ASC 605, net income would have increased to $15.3 million.
•Adjusted EBITDA*, a non-GAAP measure, increased 19% from 2018 to $17.5 million, or 23% of total revenues; if reported under ASC 605, Adjusted EBITDA would have been $22.9 million or 27% of total revenues.
•Basic earnings per share was $0.24 and Adjusted EPS*, a non-GAAP measure, was $0.28 for the year ended December 31, 2019.
•Policies in Force increased 44% from December 31, 2018 to 482,000 at December 31, 2019.
•Corporate sales headcount increased 49% from December 31, 2018 to 248 at December 31, 2019.
◦As of December 31, 2019, 141 of these Corporate sales agents had less than one year of tenure and 107 had greater than one year of tenure.
•Operating franchises increased 34% from December 31, 2018 to 614 at December 31, 2019.
◦In Texas as of December 31, 2019, 18 operating franchises had less than one year of tenure and 180 operating franchisees had greater than one year of tenure.
◦Outside of Texas as of December 31, 2019, 215 operating franchises had less than one year of tenure and 201 had greater than one year of tenure.
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
•Investment in growth. We continue to invest in expanding our national footprint, increasing our revenue-producing headcount, and increasing the level of support provided to our salespeople. Our ability to attract and retain top Corporate Channel sales agents and franchise owners, ramp up new agent productivity, and retain existing and future Policies in Force are key to continued profitable growth.
•Investment in technology. We continue to develop and invest in our technology platform to drive scalability, adaptability, and efficiency in both the Corporate Channel and Franchise Channel. We believe our significant proprietary investment in our technology is a key competitive advantage that supports our growth and operating margins.
•Continued penetration of Franchise Channel into existing markets. We will continue to market actively for new franchises in our established markets, including Texas, which represent over 90% of the U.S. population. We are now licensed with the necessary state departments of commerce and insurance and registered as a franchisor in all of the lower 48 states in the U.S.
•Continued retention of existing Book of Business. We have made significant progress in recent years in Client Retention metrics, and maintaining these high levels of Client Retention is key to future profitability. A key lever in driving Client Retention is selling multiple lines of business to clients at the point of initial sale. In our Corporate Channel, we have made significant progress in recent years in this area. We expect to continue to maintain our high levels of cross-selling in the Corporate Channel, and we expect to see improvement in our Franchise Channel as we bring best demonstrated practices to our field of Franchisees.
•Increase in margins as business shifts from new to renewal. Because we are entitled to a higher percentage of Royalty Fees after the first term of a policy and the higher level of back-office support needed during the first term of an insurance policy, the Company begins to see higher levels of profitability on Renewal Revenue. We will focus simultaneously on converting New Business Revenue to Renewal Revenue through our retention efforts, and on continuing to grow New Business Revenue that will convert and allow us to expand our margins in future periods.
•Strength of the insurance market or particular lines of business. We generate the majority of our revenues through commissions, which are calculated as a percentage of the total insurance policy premium. A softening of the insurance market or the particular lines of business that are our focus, characterized by a period of declining premium rates, could negatively impact our profitability.
•Seasonality and cyclicality of housing market conditions. The majority of our new accounts are sourced by referral sources tied to home closing transactions. Major slowdowns in the various housing markets Goosehead serves could impact our ability to generate new business. We experience seasonality and revenue related to the sale of insurance policies throughout the course of a calendar year that is tied to the seasonality of new home sales. Revenue from home insurance leads is higher from April to August and lower from October through January. While this can impact month-to-month or quarter-to-quarter results, we expect productivity to normalize year-over-year.
•Effect of natural or man-made disasters. Any increases in loss ratios due to natural or man-made disasters could impact our Contingent Commissions, which are primarily driven by both growth and loss ratio metrics.
•Cost of being a public company. To operate as a public company, we are required to continue to implement changes in certain aspects of our business and develop, manage, and train management level and other employees to comply with on-going public company requirements. We also incur expenses as a public company, including public reporting obligations, proxy statements, stockholder meetings, stock exchange fees and transfer agent fees.

Effects of the reorganization on our corporate structure
Goosehead Insurance, Inc. was formed for the purpose of the Offering and has engaged to date only in activities related to Goosehead Financial, LLC. Goosehead Insurance, Inc. is a holding company and its sole material asset is a controlling ownership and profits interest in Goosehead Financial, LLC. All of our business is conducted through

Goosehead Financial, LLC and its consolidated subsidiaries, and the financial results of Goosehead Financial, LLC and its consolidated subsidiaries are included in the consolidated financial statements of Goosehead Insurance, Inc. Goosehead Financial, LLC is currently taxed as a partnership for federal income tax purposes and, as a result, its members, including Goosehead Insurance, Inc., pay taxes with respect to their allocable shares of its net taxable income.
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
Effective Annual Report on Form 10-K for the year ended December 31, 2019, the Company adopted new accounting guidance, ASU 2014-09 - Revenue from Contracts with Customers ("Topic 606"), related to revenue from contracts with customers. The Company adopted Topic 606 using the modified retrospective method, which applies the new guidance prospectively, beginning as of 2019, the year of adoption. Accordingly, the adoption of Topic 606 using the modified retrospective method does not impact prior years' financial statements.
In 2019, revenue increased by 29% to $77.5 million from $60.1 million in 2018. If 2019 results were reported under ASC 605, total revenue would have grown 40% to $84.1 million in 2019. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 45% to $739.0 million from $509.0 million in 2018. Total Written Premiums drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions. Our various revenue streams do not equally contribute to the long-term value of Goosehead. For instance, Renewal Revenue and Renewal Royalty Fees are more predictable and have higher margin profiles, thus are higher quality revenue streams for the Company. Alternatively, Contingent Commissions, while high margin, are unpredictable and dependent on insurance company underwriting and forces of nature and thus are lower quality revenue for the Company. Our revenue streams can be viewed in three distinct categories: Core Revenue, Cost Recovery Revenue, and Ancillary Revenue, which are non-GAAP measures. A reconciliation of Core Revenue, Cost Recovery Revenue, and Ancillary Revenue to total revenue, the most directly comparable financial measures presented in accordance with GAAP, are set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-K.
Core Revenue:
•Renewal Commissions - highly predictable, higher-margin revenue stream, which is managed by our service team.
•Renewal Royalty Fees - highly predictable, higher-margin revenue stream, which is managed by our service team. For policies in their first renewal term, we see an increase in our share of royalties from 20% to 50% on the commission paid by the Carriers.
•New Business Commissions - predictable based on agent headcount and consistent ramp-up of agents, but lower margin than Renewal Commissions because of higher commissions paid to agents and higher back-office costs associated with policies in their first term. This revenue stream has predictably converted into higher-margin Renewal Commissions historically, and we expect this to continue moving forward.
•New Business Royalty Fees - predictable based on franchise count and consistent ramp-up of franchises, but lower margin than Renewal Royalty Fees because the Company only receives a royalty fee of 20% on the commissions paid by the Carrier in the first term of every policy and higher back-office costs associated with policies in their first term. This revenue stream has predictably convert into higher-margin Renewal Royalty Fees historically, and we expect this to continue moving forward.
•Agency Fees - although predictable based on agent count, Agency Fees do not renew like New Business Commissions and Renewal Commissions.

Cost Recovery Revenue:
•Initial Franchise Fees - one-time Cost Recovery Revenue stream per franchise unit that covers the Company's costs to recruit, train, onboard, and support the franchise for the first year. These fees are fully earned and non-refundable when a franchise attends our initial training.
•Interest Income - like Initial Franchise Fees, interest income is a Cost Recovery Revenue stream that reimburses the Company for those franchises on a payment plan.

Ancillary Revenue:
•Contingent Commissions - although high margin, Contingent Commissions are unpredictable and susceptible to weather events and Carrier underwriting results. Management does not rely on Contingent Commissions for operating cash flow or budget planning.
•Other Income - book transfer fees, marketing investments from Carriers and other items that are unpredictable and supplemental to other revenue streams.

We discuss below the breakdown of our revenue by stream:

	Years ended December 31,
(in thousands)	2019		2018		% Growth
Core Revenue:
Renewal Commissions(1)	$22,924	30%	$18,357	31%	25%
Renewal Royalty Fees(2)	19,462	25%	12,104	20%	61%
New Business Commissions(1)	11,961	15%	9,347	15%	28%
New Business Royalty Fees(2)	7,149	9%	4,873	8%	47%
Agency Fees(1)	6,058	8%	5,169	9%	17%
Total Core Revenue	67,554	87%	49,850	83%	36%
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,784	5%	6,045	10%	(37)%
Interest Income	617	1%	422	1%	46%
Total Cost Recovery Revenue	4,401	6%	6,467	11%	(32)%
Ancillary Revenue:
Contingent Commissions(1)	5,423	7%	3,831	6%	42%
Other Income(2)	108	—%	—	—%	—%
Total Ancillary Revenue	5,531	7%	3,831	6%	44%
Total Revenues	$77,486	100%	$60,148	100%	29%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

Core Revenue:
The Company's primary source of revenue is through the placement of insurance policies. We are paid a percentage of the premium from the Carriers in the form of New Business Commissions and, in states which allow it, we charge Agency Fees for the placement of the policy. For policies placed by the Franchise Channel, we receive 20% of the commissions and fees received as New Business Royalties during the first term of the policy. All clients are serviced by our world-class service centers, allowing for predictable retention of our Book of Business, which has historically been 88%. All commissions received in the Corporate Channel after the first term of the policy are recognized as Renewal Commissions, which are higher margin due to lower servicing costs. For all policies that renew in our Franchise Channel, we receive 50% of the commissions received from the Carrier as Renewal Royalty Fees, creating a mechanical increase in revenue of 120% if we renew at historical rates, and higher margin due to lower servicing costs on higher revenue. For this reason, and because we are placing an increasing percentage of Total Written Premium in the Franchise Channel, Core Revenue growth will lag that of Total Written Premium.
As discussed later in this “Item 7. Management’s discussion and analysis of financial condition and results of operations”, Core Revenue was not significantly impacted by the adoption of Topic 606. The total impact to Core Revenue in 2019 due to the adoption of Topic 606 was a decrease of $53 thousand.

Cost Recovery Revenue:
The Company charges every franchise an Initial Franchise Fee, which, on a cash flow basis, covers our costs to recruit, train, onboard, and support the franchise for the first year. The Initial Franchise Fee is determined by the state of the Franchise location and the payment terms, as follows:

	Initial franchise fees
Payment terms	TX/LA/OK	Other
Pay-in full:	$40,000	$25,000
Payment plan:
Down payment	$10,000	$10,000
Paid over 5 years	50,000	30,000
Total Paid	$60,000	$40,000
Historically, the Company has recognized the pay-in-full amount as revenue when the franchise completes initial training because that is when those fees are non-refundable. Under Topic 606, however, we must recognize the revenue over the 10-year life of the contract. The change in revenue recognition has no impact on the total cash flow or overall economics of the business. The table below shows what the impact of Topic 606 on Initial Franchise Fees (in thousands).

	Legacy GAAP	As recognized under Topic 606	Impact of Standard
2019	$6,640	$3,784	(43)%

If the franchise elects the payment plan, the difference between the pay-in-full and the payment plan amounts ($20 thousand in Texas, Louisiana, and Oklahoma and $15 thousand in all other states) is recognized as Interest Income using the interest rate method over the 5-year term of the payment plan.

Ancillary Revenue:
With certain Carriers, the Company has the opportunity to earn additional revenue in the form of Contingent Commissions, typically based on the growth and loss ratio of the business placed with the select Carriers. The Contingent Commissions are extremely difficult to predict in any given period. Although the Company can control the amount of business placed with the Carriers, loss ratios depend on many factors that are outside of our control, such as weather events and Carrier underwriting accuracy. As such, we view these Contingent Commissions as a bonus and have historically returned the cash from the Continent Commissions to shareholders by way of a special dividend. The Company has historically recognized the Contingent Commission revenue when the cash or statement showing the amount to be paid was received from the Carriers, which was typically in the first quarter following the year in which the Contingent Commissions were earned. Under Topic 606, however, we must estimate the amount to be received during the period over which the Contingent Commissions are earned.

The table below shows what the impact of Topic 606 on Contingent Commissions (in thousands).

	Legacy GAAP	As recognized under Topic 606	Impact of Standard
2019	$9,118	$5,423	(41)%

Below is a summary showing the historical Contingent Commissions as a percentage of Total Written Premium for the period in which the Contingent Commissions were earned (in thousands).

	Total Written Premium	Contingent Commissions Received	% of Premium
2016	$240,994	$1,648	0.68%
2017	342,330	2,659	0.78%
2018	509,012	3,831	0.75%
2019	739,009	9,118	1.23%
		Historical average	0.94%

Although Contingent Commissions can vary significantly from year-to-year, when viewed over several years Contingent Commissions received have historically represented approximately 0.94% of Total Written Premium at year-end. Most of our Contingent Commissions are earned in the year prior to when they are received. The Contingent Commissions earned in 2018, but paid in 2019 were above the historical average as a percentage of premium at 1.23%. For the year ended December 31, 2019, $5.4 million of Contingent Commissions were earned (below our historical average as a percentage of premium), of which $3.6 million was still receivable at December 31, 2019. As such, we expect the Contingent Commissions paid in the first quarter of 2020 to also be lower than the historical average. However, the majority of the Contingent Commission plans with our Carriers remain in place from year to year, and the plans in place restart at the beginning of each plan year, so we don't expect this this trend to continue.
Premium by line of business
We are a distributor of insurance policies in a range of primarily personal lines of business including homeowner’s insurance, automotive, dwelling property insurance, flood, wind and earthquake insurance, excess liability or umbrella insurance, specialty lines insurance (motorcycle, recreational vehicle, and other insurance), commercial lines insurance (general liability, property and auto insurance for small businesses) and life insurance. The following table sets forth our Total Written Premium placed by line of business by amount and as a percentage of our Total Written Premium for the periods indicated (in thousands):

	Year Ended December 31
	2019		2018
Line of business
Homeowner	$395,572	53%	$270,479	53%
Automotive	321,857	44%	225,591	44%
Commercial	13,831	2%	8,507	2%
Other	7,749	1%	4,435	1%
Total Written Premium	$739,009	100%	$509,012	100%

Expenses
Due to our purely organic-focused growth strategy, virtually all of our investments in future growth are in people and certain technologies. Therefore, the majority of our investments are not capitalizable and are recognized immediately on our statement of income.

Employee compensation and benefits. Employee compensation and benefits is our largest expense and consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to employees, (b) stock option awards for our senior employees, and (c) pre-IPO equity-based compensation associated with the grants of restricted interest awards to senior employees. We expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand geographically and create new products and services.
General and administrative expenses. General and administrative expenses include travel, accounting, legal and other professional fees, commissions, placement fees, office expenses, depreciation and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. Expenses allocated to the Segments related to our service centers and other overhead are applied to the appropriate Segment using a transfer pricing methodology that seeks to maximize the scale efficiencies of our business by sharing certain expenses across the two Segments. These shared expenses are then allocated between the two Segments based on certain cost drivers related to each expense. Examples of specific expenses and their cost drivers include, but are not limited to: service team compensation costs are allocated based on the number of cases processed for each Segment, our rent expense by location is allocated based on the full time equivalent count and Segment, and our technology charges are allocated based on the number of individual licenses used by each Segment.

Effects of Topic 606
The below illustrates the impact of Topic 606 on the Company's income statement line items for the year ended December 31, 2019.

	2019
	ASC 605	Impact of Adoption	ASC 606
Core Revenue:
Renewal Commissions(1)	$22,620	$304	$22,924
Renewal Royalty Fees(2)	19,240	222	19,462
New Business Commissions(1)	11,892	69	11,961
New Business Royalty Fees(2)	7,307	(158)	7,149
Agency Fees(1)	6,548	(490)	6,058
Total Core Revenue	67,607	(53)	67,554
Cost Recovery Revenue:
Initial Franchise Fees(2)	6,640	(2,856)	3,784
Interest Income	625	(8)	617
Total Cost Recovery Revenue	7,265	(2,864)	4,401
Ancillary Revenue:
Contingent Commissions(1)	9,118	(3,695)	5,423
Other Income(2)	108	—	108
Total Ancillary Revenue	9,226	(3,695)	5,531
Total Revenues	84,098	(6,612)	77,486
Operating Expenses:
Employee compensation and benefits, excluding equity-based compensation	40,312	(123)	40,189
General and administrative expenses	19,042	—	19,042
Bad debts	1,817	(1,092)	725
Total	61,171	(1,215)	59,956
Adjusted EBITDA	22,927	(5,397)	17,530
Adjusted EBITDA Margin	27%	(4)%	23%
Equity-based compensation	(1,526)	—	(1,526)
Interest expense	(2,387)	—	(2,387)
Depreciation and amortization	(1,931)	—	(1,931)
Tax expense	(1,758)	454	(1,304)
Net Income	15,325	(4,943)	10,382
Less: net income attributable to non-controlling interests	10,006	(3,191)	6,815
Net Income attributable to Goosehead Insurance Inc.	$5,319	$(1,752)	$3,567

Earnings per share:
Basic	$0.36	$(0.12)	$0.24
Diluted	$0.33	$(0.11)	$0.22
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

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
For the year ended December 31, 2019, we had $739.0 million in Total Written Premium, representing a 45% increase, compared to $509.0 million for the year ended December 31, 2018. The following table shows Total Written Premium by channel for the years ended 2019 and 2018 (in thousands).

	Year Ended December 31		% Change
	2019	2018
Corporate Channel Total Written Premium	$244,576	$191,750	28%
Franchise Channel Total Written Premium	494,433	317,262	56%
Total Written Premium	$739,009	$509,012	45%
Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of December 31, 2019, we had 482,000 Policies in Force compared to 334,000 as of December 31, 2018, representing a 44% increase.
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
NPS has remained steady at 89 as of December 31, 2019 when compared to December 31, 2018, primarily driven by the service team’s continued focus on delivering highly differentiated service levels.
Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has remained steady at 88% at December 31, 2019 when compared to December 31, 2018, again driven by the service team’s continued focus on delivering highly differentiated service levels. Our retention rate is even stronger on a premium basis. In 2019, we retained 91% of the premiums we distributed in 2018, a modest decrease from premium retention in 2018 of 94% due to lower premium increases from our Carriers during the year.Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and Royalty Fees relating to policies in their first term.

For the year ended December 31, 2019, New Business Revenue grew 30% to $25.2 million, from $19.4 million for the year ended December 31, 2018. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 49% and growth in franchises in the Franchise Channel of 34%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Royalty Fees after the first term of a policy.
For the year ended December 31, 2019, Renewal Revenue grew 39% to $30.5 million, from $22.9 million for the year ended December 31, 2018. Growth in Renewal Revenue was driven by Client Retention of 88% at December 31, 2019. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
Non-GAAP Financial Measures
Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS are not measures of financial performance under GAAP and should not be considered substitutes for net income or earnings per share, which we consider to be the most directly comparable GAAP measure. We refer to these measures as "non-GAAP financial measures." We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax position, depreciation, amortization and certain other items that we believe are not representative of our core business. Core Revenue, Cost Recovery Revenue, Ancillary Revenue,Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS have limitations as analytical tools, and when assessing our operating performance, you should not consider Core Revenue, Cost Recovery Revenue, Ancillary Revenue,Adjusted EBITDA, Adjusted EBITDA Margin, or Adjusted EPS in isolation or as substitutes for net income, earnings per share or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Core Revenue, Cost Recovery Revenue, Ancillary Revenue,Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS differently than we do, limiting their usefulness as comparative measures.
Core Revenue
Core Revenue is a supplemental measure of our performance and includes Renewal Commissions, Renewal Royalty Fees, New Business Commissions, New Business Royalty Fees, and Agency Fees. We believe that Core Revenue is an appropriate measure of operating performance because it summarizes all of our revenues from sales of individual insurance policies.
Core Revenue increased by $17.7 million, or 36%, to $67.6 million for the year ended December 31, 2019 from $49.9 million for the year ended December 31, 2018. The primary driver of the increase is increases in operating franchises, corporate agent sales headcount, and number of policies in the renewal term from December 31, 2018 to December 31, 2019. If reported under ASC 605, Core Revenue would have increased $17.8 million.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $2.1 million, or 32%, to $4.4 million for the year ended December 31, 2019 from $6.5 million for the year ended December 31, 2018. The primary driver of the decrease is the adoption of ASC 606. If reported under ASC 605, Cost Recovery Revenue would have increased $0.8 million.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $1.7 million, or 44%, to $5.5 million for the year ended December 31, 2019 from $3.8 million for the year ended December 31, 2018. The primary driver of the increase is increases in Total Written Premium from December 31, 2018 to December 31, 2019, offset by the impact of ASC 606. If reported under ASC 605, Ancillary Revenue would have increased $5.4 million.

Adjusted EBITDA
Adjusted EBITDA is a supplemental measure of our performance. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of items that do not relate to underlying business performance. Adjusted EBITDA is defined as net income (the most directly comparable GAAP measure) before interest, income taxes, depreciation and amortization, adjusted to exclude equity-based compensation and other non-operating items, including, among other things, certain non-cash charges and certain non-recurring or non-operating gains or losses.

Adjusted EBITDA increased by $2.8 million, or 19%, to $17.5 million for the year ended December 31, 2019, from $14.8 million for the year ended December 31, 2018, driven by Franchise Channel Adjusted EBITDA growth of $1.8 million and by Corporate Channel Adjusted EBITDA growth of $2.4 million. If reported under ASC 605, Adjusted EBITDA would have been $22.9 million, or an increase of 55%. See “—Certain income statement line items—Effects of Topic 606" for additional information regarding the impact that the adoption of Topic 606 had on income statement line items.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the year ended December 31, 2019, Adjusted EBITDA Margin was 23% compared to 25% for the year ended December 31, 2018. If reported under ASC 605, Adjusted EBITDA Margin would have been 27%. If reported under ASC 605, margin expansion is primarily driven by Corporate Channel Adjusted EBITDA Margin expansion, Franchise Channel Adjusted EBITDA Margin expansion, and slightly offset by expenses not included in either channel. Corporate Channel Adjusted EBITDA Margin expansion can be attributed to growth in higher margin Renewal Revenue, offset by expenses driven by a 49% increase in Corporate Channel sales agent headcount and investments in technology. As these new sales agents ramp-up production and begin to generate Renewal Revenue (Corporate), we expect them to continue to contribute to further Corporate Channel Adjusted EBITDA Margin expansion. Franchise Channel Adjusted EBITDA Margin expansion is attributed to growth in more profitable Renewal Revenue as a percentage of total revenue and the increase in Contingent Commissions, offset by higher employee compensation and benefits and general and administrative expenses from investments in hiring and technology.

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

GAAP to Non-GAAP Reconciliations

	Year ended December 31,
	2019 (ASC 606)	2019 (ASC 605)	2018
Total Revenues	$77,486	$84,098	$60,148

Core Revenue:
Renewal Commissions(1)	$22,924	$22,620	$18,357
Renewal Royalty Fees(2)	19,462	19,240	12,104
New Business Commissions(1)	11,961	11,892	9,347
New Business Royalty Fees(2)	7,149	7,307	4,873
Agency Fees(1)	6,058	6,548	5,169
Total Core Revenue	67,554	67,607	49,850
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,784	6,640	6,045
Interest Income	617	625	422
Total Cost Recovery Revenue	4,401	7,265	6,467
Ancillary Revenue:
Contingent Commissions(1)	5,423	9,118	3,831
Other Income(2)	108	108	—
Total Ancillary Revenue	5,531	9,226	3,831
Total Revenues	$77,486	$84,098	$60,148
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

The following tables show a reconciliation from net income to Adjusted EBITDA for the year ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019 (ASC 606)	2019 (ASC 605)	2018
Net income (loss)	$10,382	$15,326	$(18,667)
Interest expense	2,387	2,387	4,266
Depreciation and amortization	1,931	1,931	1,464
Tax expense	1,304	1,758	449
Equity-based compensation	1,526	1,526	27,083
Other income (expense, including state franchise tax)	—	—	157
Adjusted EBITDA	$17,530	$22,928	$14,752
Adjusted EBITDA Margin(1)	23%	27%	25%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($17,530 / $77,486) for the year ended December 31, 2019 under ASC 606, ($22,928/$84,098) for the year ended December 31, 2019 under ASC 605, and ($14,752 /$60,148) for the year ended December 31, 2018.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS for the year ended December 31, 2019 and 2018. Note that totals may not sum due to rounding:

	Year ended December 31,
	2019 (ASC 606)	2019 (ASC 605)	2018
Earnings (loss) per share - basic (GAAP)	$0.24	$0.36	$(0.66)
Add: income prior to the Reorganization Transactions(1)	—	—	0.12
Less: estimated controlling interest taxes on income prior to Reorganization Transactions(2)	—	—	(0.03)
Add: origination fees from previous debt immediately recognized upon refinance(3)	—	—	0.02
Add: equity-based compensation(4)	0.04	0.04	0.75
Adjusted EPS (non-GAAP)	$0.28	$0.40	$0.20
(1) Calculated for the full year 2018 as the income prior to the Reorganization Transactions divided by the sum of Class A and Class B shares at the time of IPO [ $4.4 million / ( 13.5 million + 22.7 million ). See "Item 8. Financial statements and supplementary data."
(2) Calculated as the income prior to the Reorganization Transactions, times the controlling interest percentage at the time of IPO, times the assumed effective tax rate of 25%, divided by the count of Class A shares at the time of the IPO [ $4.4 million * 37.3% * 25% / 13.5 million ].
(3) Calculated as the origination fees of previous debt immediately recognized upon refinance divided by sum of Class A and Class B shares at the time of the refinance [ $871 thousand / ( 13.5 million + 22.7 million )]
(4) Calculated as equity-based compensation divided by the weighted average of Class A and Class B shares outstanding during the period 2019 - [ $1.5 million / ( 14.9 million + 21.4 million )] 2018 - [ $27.1 million / ( 13.6 million + 22.7 million )]

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the years ended December 31, 2019 (under ASC 606) and December 31, 2018 (under ASC 605). This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.
Year ended December 31, 2019 compared to year ended December 31, 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31
	2019		2018
Revenues:
Commissions and agency fees	$46,366	60%	$36,704	61%
Franchise revenues	30,503	39%	23,022	38%
Interest income	617	1%	422	1%
Total revenues	77,486	100%	60,148	100%
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation $26,134 for the year ended December 31, 2018)	41,715	66%	58,256	79%
General and administrative expenses	19,042	30%	13,060	18%
Bad debts	725	1%	1,298	2%
Depreciation and amortization	1,931	3%	1,464	2%
Total operating expenses	63,413	100%	74,078	100%
Income (loss) from operations	14,073		(13,930)
Other Expense:
Other expense	—		(22)
Interest expense	(2,387)		(4,266)
Income (loss) before taxes	11,686		(18,218)
Tax expense	1,304		449
Net Income (loss)	10,382		(18,667)
Less: net income (loss) attributable to non-controlling interests	6,815		(9,764)
Net Income (loss) attributable to Goosehead Insurance Inc.	$3,567		$(8,903)
Revenues
In 2019, revenue increased by 29% to $77.5 million from $60.1 million in 2018. If reported under ASC 605, 2019 revenue would have increased by 40% to $84.1 million. See “—Certain income statement line items—Effects of Topic 606" for additional information regarding the impact that the adoption of Topic 606 had on income statement line items.
Commissions and agency fees
Commissions and agency fees consist of Core Revenue from New Business Commissions, Renewal Commissions, and Agency Fees, and Ancillary Revenue from Contingent Commissions generated from the Corporate Channel and Franchise Channel and other income.

The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31
	2019		2018
Core Revenue:
Renewal Commissions	$22,924	49%	$18,357	50%
New Business Commissions	11,961	26%	9,347	25%
Agency Fees	6,058	13%	5,169	14%
Total Core Revenue:	40,943	88%	32,873	90%
Ancillary Revenue:
Contingent Commissions	5,423	12%	3,831	10%
Commissions and agency fees	$46,366	100%	$36,704	100%

Renewal Commissions increased by $4.6 million, or 25%, to $22.9 million for the year ended December 31, 2019 from $18.4 million for the year ended December 31, 2018. These increases are primarily attributable to an increase in the number of policies in the renewal term at December 31, 2019 compared to December 31, 2018.
New Business Commissions increased by $2.6 million, or 28%, to $12.0 million for the year ended December 31, 2019 from $9.3 million for the year ended December 31, 2018. Revenue from Agency Fees increased by $0.9 million, or 17%, to $6.1 million for the year ended December 31, 2019 from $5.2 million for the year ended December 31, 2018. These increases were primarily attributable to an increase in total sales agent head count to 248 at December 31, 2019, from 167 at December 31, 2018, a 49% increase.
Revenue from Contingent Commissions increased by $1.6 million, or 42%, to $5.4 million for the year ended December 31, 2019, from $3.8 million for the year ended December 31, 2018. The increase is primarily attributable to the increase in Total Written Premium for year ended December 31, 2019 compared to the year ended December 31, 2018. If reported under ASC 605, 2019 Contingent Commissions would have increased by 138% to $9.1 million. See “—Certain income statement line items—Effects of Topic 606" for additional information regarding the impact that the adoption of Topic 606 had on income statement line items.

Franchise Revenues
Franchise Revenues consist of Core Revenues from Royalty Fees, Cost Recovery Revenues from Initial Franchise Fees, and Ancillary Revenues from Interest Income.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2019		2018
Core Revenues:
Renewal Royalty Fees	$19,462	64%	$12,104	53%
New Business Royalty Fees	7,149	23%	4,873	21%
Total Core Revenues:	26,611	87%	16,977	74%
Cost Recovery Revenues:
Initial Franchise Fees	3,784	12%	6,045	26%
Ancillary Revenues:
Other Franchise Revenues	108	—%	—	—%
Franchise revenues	$30,503	100%	$23,022	100%

Revenue from Renewal Royalty Fees increase by $7.4 million, or 61%, to $19.5 million, for the year ended December 31, 2019 from $12.1 million for the year ended December 31, 2018. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term, and the higher Royalty Fee rate on renewal business compared to new business (50% vs. 20%, respectively).

Revenue from New Business Royalty Fees increased by $2.3 million, or 47%, to $7.1 million for the year ended December 31, 2019 from $4.9 million for the year ended December 31, 2018. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises at December 31, 2019 compared to December 31, 2018.
Initial Franchise Fee revenue decreased approximately $2.3 million, or 37%, to $3.8 million for the year ended December 31, 2019 from $6.0 million for the year ended December 31, 2018. The primary driver of the decrease in Initial Franchise Fees related to the application of Topic 606, which decreased Initial Franchise Fees by $2.9 million, offset by a larger number of franchises that launched during 2019. Under ASC 605, the Company would recognize Initial Franchise Fees as revenue in the month the agency owner or initial agency representative attended training. Under the new accounting standard, the Company recognizes the Initial Franchise Fee ratably over the 10-year term of the franchise agreement. If reported under ASC 605, Initial Franchise Fee revenue would have increased $0.6 million, or 10%, from the year ended December 31, 2018. See “—Certain income statement line items—Effects of Topic 606" for additional information regarding the impact that the adoption of Topic 606 had on income statement line items.
Interest Income
Interest Income increased $195 thousand, or 46% to $617 thousand for 2019 from $422 thousand for 2018. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses decreased by $16.5 million, or 28%, to $41.7 million for 2019 from $58.3 million for 2018. This was primarily attributable to a $26.1 million decrease in Class B unit compensation (of which $19.8 million was non-cash vesting of certain Pre-IPO LLC members' equity during 2018), offset by a $0.6 million increase in non-cash stock option expense and an increase in total headcount from 2018 to 2019.
General and administrative expenses
General and administrative expenses increased by $6.0 million, or 46%, to $19.0 million for 2019 from $13.1 million for 2018. This increase was attributable to $1.5 million of expenses related to operating as a public company, and increases in expenses related to continued development of technology of $1.0 million. The remainder of the increase is attributable to higher costs associated with an increase in operating franchises and employees.
Bad debts
Bad debts decreased by $0.6 million, or 44%, to $0.7 million for 2019 from $1.3 million for 2018. This decrease was primarily attributable to the impact of adopting Topic 606, offset by increases in Agency Fees sold by the company. If reported under ASC 605, bad debts would have increased 40% to $1.8 million. See “—Certain income statement line items—Effects of Topic 606" for additional information regarding the impact that the adoption of Topic 606 had on income statement line items.
Depreciation and amortization
Depreciation and amortization increased by $0.5 million, or 32%, to $1.9 million for 2019 from $1.5 million for 2018. This increase was primarily attributable to the increase in fixed assets during the same period, including a full year of depreciation on the fixed assets put in place in connection with the additional hiring and lease space taken during the year.
Other income (expense)
During 2018 the Company incurred expenses of $22 thousand related to the disposal of fixed assets located in the previous headquarters, compared to other income of $0 in 2019.
Interest expense
Interest expenses decreased by $1.9 million, or 44%, to $2.4 million for 2019 from $4.3 million for 2018. This decrease was attributable to a decrease in the average note outstanding and a lower average interest rate throughout year. Additionally, during 2018, $871 thousand of origination fees from previous debt were immediately recognized upon refinance on August 3, 2018.

Segment adjusted EBITDA
Corporate Channel Adjusted EBITDA is segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel.
Corporate Channel Adjusted EBITDA increased by $2.4 million, or 32%, to $9.9 million for 2019 from $7.5 million for 2018, primarily attributable to an increase in New Business Commissions and Agency Fees of $3.5 million driven by increased hiring and agent ramp-up, plus an increase in more profitable Renewal Commissions of $4.6 million, offset by employee compensation and benefits from increased hiring of $4.9 million and the impact of adopting Topic 606. If reported under ASC 605, Corporate Channel Adjusted EBITDA would have increased 52% to $11.5 million. See “—Certain income statement line items—Effects of Topic 606" for additional information regarding the impact that the adoption of Topic 606 had on income statement line items.
Franchise Channel Adjusted EBITDA is segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items.
Franchise Channel Adjusted EBITDA increased by $1.8 million, or 21%, to $10.5 million for 2019 from $8.6 million for 2018, primarily attributable to an increase in New Business Royalty Fees of $2.3 million and Contingent Commissions of $1.1 million from an increase in operating agencies and Total Written Premium, plus an increase in more profitable Renewal Royalty Fees of $7.4 million and offset by the impact of adopting Topic 606. If reported under ASC 605, Franchise Channel Adjusted EBITDA would have increased 67% to $14.3 million. See “—Certain income statement line items—Effects of Topic 606" for additional information regarding the impact that the adoption of Topic 606 had on income statement line items.
Neither of Franchise Channel Adjusted EBITDA or Corporate Channel Adjusted EBITDA includes Class B share compensation, which is recorded at the consolidated level.

Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes Renewal Revenue (Corporate) and New Business Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Royalty Fees and Initial Franchise Fees; (3) making distributions to the Goosehead Management Holders and Texas Wasatch Holders; and (4) borrowings, interest payments and repayments under our Credit Agreement. As of December 31, 2019, our unrestricted cash and cash equivalents, and restricted cash was $15.3 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreement
See "Note 9. Debt" for a discussion of the Company's credit facilities. The Company refinanced its credit facilities on March 6, 2020; see "Note 16: Subsequent Events."

Comparative cash flows
The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated:

	Year Ended December 31
	2019	2018
Net cash provided by operating activities	$21,241	$10,275
Net cash used for investing activities	(4,078)	(2,222)
Net cash (used for) provided by financing activities	(20,914)	5,592
Net increase (decrease) in cash and cash equivalents	(3,751)	13,645
Cash and cash equivalents, and restricted cash, beginning of period	19,011	5,366
Cash and cash equivalents, and restricted cash, end of period	$15,260	$19,011

Operational activities
Net cash provided by operational activities was $21.2 million for 2019 as compared to net cash provided by operational activities of $10.3 million for 2018. This increase in net cash provided by operational activities was primarily attributable to a $29.0 million increase in net income, offset by a $25.4 million decrease in non-cash equity based compensation. Additionally, $6.3 million of the increase related to changes contract liabilities, $3.7 million of the increase related to a decrease in commissions and agency fees receivable, slightly offset by a $3.5 million related to a increase in receivable from franchisees.
Business investment activities
Net cash used in business investment activities was $4.1 million for 2019 as compared to net cash used in business investment activities of $2.2 million for 2018. This increase in net cash used in business investment activities was primarily attributable to fixed asset growth directly related to headcount increases and additional office space buildout during the year.
Financing activities
Net cash used in financing activities was $20.9 million for 2019 as compared to net cash provided by financing activities of $5.6 million for 2018. This increase in net cash used financing activities is due to the $15.0 million dividend paid in 2019. During 2018, there was activity related to the Offering, during which $86.9 million was received as proceeds net of offering costs, offset by distributions of $80.1 million.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of December 31, 2019, aggregated by type.

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$22,334	$2,575	$5,555	$4,973	$9,231
Debt obligations payable(2)	46,500	4,000	42,500	—	—
Interest expense(3)	2,857	1,697	1,160	—	—
Liabilities under tax receivable agreement(4)	13,369	8	1,572	1,783	10,006
Total	$85,060	$8,280	$50,787	$6,756	$19,237
(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.9 million for year ending December 31, 2019 and $1.6 million for the year ending December 31, 2018.
(2)The Company refinanced its credit facilities on August 3, 2018 in the form of a $40.0 million term loan and $13.0 million revolving credit facility, of which $10.0 million was drawn as of December 31, 2019. The refinancing decreased the Company's borrowing costs by a minimum of 300 bps and shortened the term loan maturity to 3 years. The Company refinanced its credit facilities on March 6, 2020; see "Note 16: Subsequent Events."
(3)Interest payments on our outstanding debt obligations under our Credit Agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of December 31, 2019.
(4)See "Item 7. Management's discussion and analysis of financial condition and results of operation - Tax receivable agreement."
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
Revenue recognition
The adoption of the new revenue standard on January 1, 2019 has increased the significance of judgments and estimates management must make to apply the guidance. In particular, judgments related to the amount of variable revenue consideration to ultimately be received on commission revenue, royalty fees, and contingent commissions, which was previously recognized when the Company received notification from the insurance carrier, now requires significant judgments and estimates.
Under the new standard, certain costs to obtain or fulfill a contract that were previously expensed as incurred have been capitalized. The Company capitalizes the incremental costs to obtain contracts primarily related to commission payments. These deferred costs are amortized over the expected life of the underlying franchise fee, and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2019.
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
During the 2019, as a result of the redemption of LLC Units, we recognized liabilities totaling $13.4 million relating to our obligations under the Tax Receivable Agreement.

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
As of December 31, 2019, we had $46.5 million of borrowings outstanding under our Credit Agreement which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated financial statements.

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Goosehead Insurance, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goosehead Insurance, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted Revenue from Contracts with Customers (ASU2014-09) (“Topic 606”), as amended, using the modified retrospective method.
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
March 13, 2020
We have served as the Company’s auditor since 2017.

Goosehead Insurance, Inc.
Consolidated statements of income
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenues:
Commissions and agency fees	$46,366	$36,704
Franchise revenues	30,503	23,022
Interest income	617	422
Total revenues	77,486	60,148
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation of $26,134 for the year ended December 31, 2018)	41,715	58,256
General and administrative expenses	19,042	13,060
Bad debts	725	1,298
Depreciation and amortization	1,931	1,464
Total operating expenses	63,413	74,078
Income (loss) from operations	14,073	(13,930)
Other Expense:
Other expense	—	(22)
Interest expense	(2,387)	(4,266)
Income (loss) before taxes	11,686	(18,218)
Tax expense	1,304	449
Net Income (loss)	10,382	(18,667)
Less: net income (loss) attributable to non-controlling interests	6,815	(9,764)
Net Income (loss) attributable to Goosehead Insurance Inc.	$3,567	$(8,903)

Earnings per share:
Basic	$0.24	$(0.66)
Diluted	$0.22	$(0.66)
Weighted average shares of Class A common stock outstanding
Basic	14,864	13,554
Diluted	16,100	13,554

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated balance sheets
(In thousands, except share and par value amounts)

	December 31
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$14,337	$18,635
Restricted cash	923	376
Commissions and agency fees receivable, net	6,884	2,016
Receivable from franchisees, net	2,602	703
Prepaid expenses	1,987	1,109
Total current assets	26,733	22,839
Receivable from franchisees, net of current portion	11,014	2,048
Property and equipment, net of accumulated depreciation	9,542	7,575
Intangible assets, net of accumulated amortization	445	248
Deferred income taxes, net	15,537	1,958
Other assets	1,357	130
Total assets	$64,628	$34,798
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,033	$3,978
Premiums payable	923	376
Unearned revenue	—	530
Deferred rent	683	428
Contract liabilities	2,771	—
Note payable	4,000	2,500
Total current liabilities	13,410	7,812
Deferred rent, net of current portion	6,681	4,548
Note payable, net of current portion	42,161	45,947
Contract liabilities, net of current portion	20,024	—
Liabilities under tax receivable agreement, net of current portion	13,359	1,694
Total liabilities	95,635	60,001
Commitments and contingencies (see note 10)
Class A common stock, $0.01 par value per share 300,000,000 shares authorized, 15,238,079 shares issued and outstanding as of December 31, 2019, 13,799,630 issued and outstanding as of December 31, 2018	152	138
Class B common stock, $0.01 par value per share - 50,000,000 shares authorized, 21,054,935 issued and outstanding as of December 31, 2019, 22,485,747 issued and outstanding as of December 31, 2018	210	224
Additional paid in capital	14,442	11,899
Accumulated deficit	(23,811)	(20,761)
Total stockholders' equity and members' deficit	(9,007)	(8,500)
Non-controlling interests	(22,000)	(16,703)
Total equity	(31,007)	(25,203)
Total liabilities and equity	$64,628	$34,798
See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statement of stockholders’ equity
(In thousands)

	Members' deficit	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2018	$(41,133)	—	—	$—	$—	$—	$—	$—	$—	$(41,133)
Net Income	3,768	—	—	—	—	—	—	—	—	3,768
Capital withdrawn	—	—	—	—	—	—	—	—	—	—
Balance March 31, 2018	(37,365)	—	—	—	—	—	—	—	—	(37,365)
Net income prior to the Reorganization Transactions	621	—	—	—	—	—	—	—	—	621
Distributions prior to the Reorganization Transactions	(1,278)	—	—	—	—	—	—	—	—	(1,278)
Balance prior to the Reorganization Transactions	(38,022)	—	—	—	—	—	—	—	—	(38,022)
Effects of the Reorganization Transactions	38,022	—	22,747	—	227	(94,180)	(21,562)	(115,515)	(36,241)	(113,734)
Initial non-controlling interest allocation	—	—	—	—	—	(18,920)	—	(18,920)	18,920	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	13,533	—	135	—	123,875	—	124,010	—	124,010
Distributions subsequent to initial public offering	—	—	—	—	—	—	—	—	(1,735)	(1,735)
Net income subsequent to initial public offering	—	—	—	—	—	—	801	801	2,159	2,960
Equity-based compensation subsequent to initial public offering	—	—	—	—	—	949	—	949	—	949
Activity under employee stock purchase plan	—	5	—	—	—	143	—	143	—	143
Redemption of LLC Units	—	261	(261)	3	(3)	(194)	—	(194)	194	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	—	315	—	315	—	315
Deferred tax adjustments	—	—	—	—	—	(89)	—	(89)	—	(89)
Balance December 31, 2018	$—	13,799	22,486	$138	$224	$11,899	$(20,761)	$(8,500)	$(16,703)	$(25,203)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2019	13,799	22,486	138	224	11,899	(20,761)	(8,500)	(16,703)	(25,203)
Cumulative effect of adoption of the revenue recognition standard	—	—	—	—	—	(517)	(517)	(841)	(1,358)
Distributions	—	—	—	—	—	—	—	(3,739)	(3,739)
Dividends declared of $0.41 per share	—	—	—	—	—	(5,962)	(5,962)	(9,038)	(15,000)
Net income	—	—	—	—	—	3,567	3,567	6,815	10,382
Equity-based compensation	—	—	—	—	1,526	—	1,526	—	1,526
Redemption of LLC Units	1,431	(1,431)	14	(14)	(1,368)	—	(1,368)	1,368	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	2,060	—	2,060	—	2,060
Activity under employee stock purchase plan	8	—	—	—	325	—	325	—	325
Reallocation of Non-controlling interest	—	—	—	—	—	(138)	(138)	138	—
Balance December 31, 2019	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statements of cash flows
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$10,382	$(18,667)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,145	2,522
Loss on disposal of fixed assets	—	22
Bad debt expense	725	1,298
Equity based compensation	1,526	26,960
Tax receivable agreement liability	11,676	1,702
Deferred income taxes	(11,382)	(1,732)
Changes in operating assets and liabilities:
Receivable from franchisees	(5,161)	(1,637)
Commissions and agency fees receivable	2,474	(1,258)
Prepaid expenses	(877)	(588)
Other assets	(346)	435
Accounts payable and accrued expenses	913	1,210
Deferred rent	2,389	582
Contract liabilities	6,281	—
Premiums payable	547	(42)
Unearned revenue	(51)	(532)
Net cash provided by operating activities	21,241	10,275
Cash flows from investing activities:
Proceeds from notes receivable	19	22
Purchase of software	(403)	(148)
Purchase of property and equipment	(3,694)	(2,096)
Net cash used for investing activities	(4,078)	(2,222)
Cash flows from financing activities:
Loan origination fees	—	(639)
Repayment of note payable	(2,500)	(50,625)
Proceeds from notes payable	—	50,000
Proceeds from the issuance of Class A common stock	325	86,915
Member distributions and dividends to stockholders	(18,739)	(80,059)
Net cash (used for) provided by financing activities	(20,914)	5,592
Net increase (decrease) in cash and cash equivalents, and restricted cash	(3,751)	13,645
Cash and cash equivalents, and restricted cash, beginning of period	19,011	5,366
Cash and cash equivalents, and restricted cash, end of period	$15,260	$19,011

Supplemental disclosure of cash flow data:
Non-cash management fee note repayment	—	135
Cash paid during the year for interest	2,173	3,207
Cash paid for income taxes	1,175	300
See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Notes to consolidated financial statements

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
The operations of the corporate-owned units are recorded in Texas Wasatch Insurance Services, L.P. (“TWIS”)—a Texas limited partnership headquartered in Westlake, TX and operating since 2003. TWIS is a wholly owned subsidiary of GF. The Company had seven corporate-owned locations in operation at December 31, 2019 and 2018.
The operations of the franchise units are recorded in Goosehead Insurance Agency, LLC (“GIA”)—a Delaware limited liability company headquartered in Westlake, TX and operating since 2011. GIA is 100% owned by Goosehead Insurance Holdings ("GIH"), which is 100% owned by GF. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During years ended December 31, 2019 and 2018, the Company onboarded 247 and 214 franchise locations, respectively and had 614 and 457 operating franchise locations as of December 31, 2019 and 2018, respectively. No franchises were purchased by the Company during the years ended December 31, 2019 and 2018.
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
Reorganization Transactions
In connection with the Offering, the Company completed the following transactions (the "Reorganization Transactions"):
•The GF limited liability company agreement was amended to, among other things, i) appoint GSHD as the sole managing member of GF and ii) modify the capital structure of GF by reclassifying the interests previously held by Pre-IPO LLC Members into a single new class of non-voting LLC Units.
•GSHD was authorized to issue two classes of common stock. 9,810 thousand shares of Class A common stock were issued pursuant to the Offering, including the underwriters' over-allotment option. 22,747 thousand shares of Class B common stock were issued to the Pre-IPO LLC Members in an amount equal to the number of LLC Units held by each such Pre-IPO LLC Member in exchange for certain management rights of GF. Each share of Class A common stock and Class B common stock entitles its holder to one vote per share on all matters submitted to a vote of GSHD's stockholders. Each share of Class B common stock can be exchanged for one share of Class A common stock or, at GSHD's discretion, a cash payment equal to the volume weighted average market price of one share of Class A common stock, thus canceling the share of Class B common stock on a one-for-one basis.
•The Goosehead Management Holders and Texas Wasatch Holders indirectly transferred their ownership interests in GM and TWIHG, respectively, to GSHD in exchange for the Goosehead Management Note and Texas Wasatch Note. The aggregate principal amount of the Goosehead Management Note and the Texas Wasatch Note was approximately $114 million. Because the net proceeds from the Offering were insufficient to repay the aggregate principal amount of the notes, 3,724 thousand shares of Class A common stock were issued to the Goosehead Management Holders and the Texas Wasatch Holders for the difference. GSHD contributed direct and indirect ownership interests in each of TWIHG and GM to GF.

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
Restricted cash
The Company holds premiums received from the insured, but not yet remitted to the insurance carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $923 thousand and $376 thousand as of December 31, 2019 and 2018, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	2019	2018
Cash and cash equivalents	$14,337	$18,635
Restricted cash	923	376
Cash and cash equivalents, and restricted cash	$15,260	$19,011
Commissions and agency fees receivable
Upon issuance of a new policy, the Company typically collects the first premium payment from the insured, and then will remit the full premium amount to the insurance carriers. The insurance carriers collect the remaining premiums directly from the insureds and remit the applicable commissions to the Company. Accordingly, as reported in the accompanying consolidated balance sheet, commissions are receivables from the insurance carriers. These direct-bill arrangements consist of a high volume of transactions with small premium amounts, with the billing controlled by the insurance carriers. The income statement and balance sheet effects of the commissions are recorded at the contract effective date and generally are based on a percentage of premiums for insurance coverage. During 2019, the Company wrote with over 100 insurance carriers, of which 35 provided national coverage. In 2019, two carriers represented more than 10% of total revenue at 16% and 10%. In 2018, two carriers represented more than 10% of total revenue at 17% and 11%.
In select states, agents have the option to charge an agency fee for the placement of the insurance policy. These non-refundable fees are recorded as receivable on the date the policy is effective with the insurance carrier.
Allowance for uncollectible agency fees
The Company records agency fees receivable net of an allowance for estimated uncollectible accounts to reflect any loss anticipated for the related agency fees receivable balances and charge to bad debts. The agency fees receivable balance consists of numerous small-balance, homogeneous accounts. The Company calculates the allowance based on collection history and writes off all uncollected agency fee balances outstanding over ninety days.

Receivable from franchisees
Receivable from franchisees consists of franchise fees receivable, net of allowance for uncollectible franchise fees and unamortized discount on franchise fees, royalty fees receivable, and notes receivable from franchisees.
Franchise fees receivable
At the start date of the franchise agreement, an entry to franchise fees receivable is recorded along with an entry for a contract liability, to be amortized to franchise fees within Franchise revenues over the 10-year life of the franchise contract. Franchisees have the option to pay the full amount of franchise fees up front or to pay a deposit up front and the remaining balance by payment plan over time. The franchisees that elect to pay the initial franchise fee over a term extending greater than one year pay in total an amount that exceeds the amount due had they paid the full amount up front. As such, the payment plan option is treated as a zero-interest rate note, which creates an imputation of interest. The imputed interest is recorded as a discount on the franchise fee receivable and amortized using the interest rate method over the life of the payment plan. The amount of interest recorded in 2019 and 2018 related to franchise fees on a payment plan was $606 thousand and $418 thousand, respectively, and is included in Interest income.
Allowance for uncollectible franchise fees receivable
The Company records franchise fees receivable net of an allowance for estimated uncollectible accounts to reflect any loss anticipated related to the franchise fees receivable balances and charged to bad debts. The franchise fees receivable balance consists of numerous small-balance, homogeneous accounts. The Company calculates the allowance based on our history of write offs for all franchise accounts. Franchise fees receivable and the related allowance is charged off to bad debts if the franchisee owing the balance terminates.
Royalty fees receivable
Royalty fees are recorded at the point in time when the policy becomes effective with the insurance carrier. The royalty fees are secured by the commissions of the franchisee with no historical losses incurred for uncollectible royalty fees. As such, there is no allowance for doubtful accounts relating to royalty fees.

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
Unearned revenue
When the Company collects Initial Franchise Fees prior to the franchisee start date, the amount collected is recognized as unearned revenue until the Company fulfills its performance obligation and is able to recognize the revenue. Prior to the adoption of Revenue from Contracts with Customers (ASU 2014-09) (“Topic 606”), unearned revenue was recorded as Initial Franchise Fees received prior to the date the franchisee attended training. Amounts included in unearned revenue related to initial franchise fees were $0 and $530 thousand at December 31, 2019 and 2018, respectively.
Deferred financing costs
Deferred financing costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense in accordance with the related debt agreements. Deferred financing costs are included as a reduction in notes payable on the accompanying consolidated balance sheets.
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
Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2019 and 2018 was $812 thousand and $521 thousand.
Recently issued accounting pronouncements
Leases (ASU 2016-02): This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach, with the option to elect various practical expedients. Early adoption is permitted. The standard will become effective for the Company January 1, 2021, but the Company is not required to present the impacts of the standard until it files its annual report on Form 10-K for the fiscal year ended December 31, 2021. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements. However we expect the impact of this guidance on our consolidated financial statements could be significant, as our future minimum operating lease commitments totaled $22.3 million as of December 31, 2019.
Recently adopted accounting pronouncements
Revenue from Contracts with Customers (ASU 2014-09) (“Topic 606”): This standard supersedes the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the standard is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. According to the superseding standard ASU 2015-14 that deferred the effective dates of the preceding, and because the Company is filing as an emerging growth company, the standard became effective for the Company January 1, 2019, but the Company was not required to present the impacts of the standard until this annual report on Form 10-K for the fiscal year ended December 31, 2019.

This standard may be adopted using either a retrospective or modified retrospective method. The Company adopted this standard by recognizing the cumulative effect as an adjustment to opening accumulated deficit and non-controlling interests at January 1, 2019, under the modified retrospective method for contracts not completed as of the day of adoption. Under the modified retrospective method, the Company was not required to restate comparative financial information prior to the adoption of these standards and, therefore, such information presented prior to January 1, 2019 continue to be reported under the Company’s previous accounting policies. The details of the significant changes and quantitative impact of the changes are discussed below and in "Note 3. Revenues."

Impact on Financial Statements

The following tables summarize the impacts of adopting the revenue recognition standard on the Company’s consolidated financial statements:

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Statement of Income
Year Ended December 31, 2019
Revenues:
Commissions and agency fees	50,164	(3,798)	46,366
Franchise revenues	33,309	(2,806)	30,503

Expenses:
Employee compensation and benefits	41,838	(123)	41,715
Bad debts	1,817	(1,092)	725
Income taxes	1,758	(454)	1,304

Net income	15,326	(4,944)	10,382

Earnings per share:
Basic	0.36	(0.12)	0.24
Diluted	0.33	(0.11)	0.22

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Balance Sheet
December 31, 2019
Assets:
Commissions and agency fees receivable, net	2,241	4,643	6,884
Receivable from franchisees, net	3,880	9,736	13,616
Deferred income taxes, net	15,217	320	15,537
Other assets	156	1,201	1,357

Liabilities:
Accounts payable and accrued expenses	5,138	(105)	5,033
Unearned revenue	515	(515)	—
Contract liabilities	—	22,795	22,795
Liabilities under tax receivable agreement	13,336	23	13,359

Stockholders' Equity(1):
Accumulated Deficit	(21,427)	(2,384)	(23,811)
Non-controlling interests	(18,152)	(3,848)	(22,000)
Total equity	(24,768)	(6,239)	(31,007)
(1) Changes in the equity balances are a resulted of the cumulative effect of the adoption ASC 606 on beginning balances, and the impact to the current period net income.

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Statement of Cash Flows
December 31, 2019
Operating Cash Flows:
Net Income	15,326	(4,944)	10,382
Bad Debt Expense	1,817	(1,092)	725
Tax receivable agreement liability	11,653	23	11,676
Deferred income taxes	(11,204)	(178)	(11,382)
Receivable from franchisees	(1,739)	(3,422)	(5,161)
Commissions and agency fees receivables	(1,316)	3,791	2,474
Other assets	(27)	(319)	(346)
Accounts payable and accrued expenses	1,016	(103)	913
Contract liabilities	—	6,281	6,281
Unearned revenue	(13)	(38)	(51)
Net cash provided by operating activities	21,241	—	21,241

3. Revenues
The primary impacts of the new standard to the Company's revenues and expenses are as follows:
Commissions and fees
The Company earns new and renewal commissions paid by insurance carriers and fees paid by its clients for the binding of insurance coverage. The transactions price is set as the estimated commissions to be received over the term of the policy, net of a constraint for policy changes and cancellations. These commissions and fees are earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound. The company also earns contingent commissions from the insurance carriers based on the growth and the profitability of the premiums being placed with the insurance carrier.
Prior to the adoption of Topic 606, Commissions from insurance carriers, net of estimated cancellations, were recognized as revenue when the data necessary to reasonably determine such amounts was made available to the Company. Subsequent commission adjustments, such as policy changes, were recognized when the adjustments become known. As a result of the adoption of Topic 606, commissions from insurance carriers, net of estimated policy changes and cancellations, are recognized as revenue at the effective date of the policy. Significant factors in determining our estimates of policy changes and cancellations include forecasted commissions revenue, which is estimated based on historical experience and assumptions concerning future customer behavior and market conditions. Subsequent adjustments to estimated policy changes and cancellations are possible as facts and circumstances change over time. These commission revenues are now generally recognized earlier than they had been previously.

For Agency Fees, the Company enters into a contract with the insured, in which the Company's performance obligation is to place an insurance policy. The transaction price of the agency fee is set at the time the sale is agreed upon, and is included in the contract. Agency Fee revenue is recognized at a point in time, which is the effective date of the policy.

Prior to the adoption of Topic 606, Agency Fees were recognized as revenue on the date coverage was agreed upon with the client and placed with the Carrier. As a result of the adoption of Topic 606, Agency Fees are recognized as revenue on the effective date of the policy, generally later than they had been previously.
Contingent commission revenue is generated from contracts between the Company and insurance carriers, for which the Company is compensated for certain growth, profitability, other performance-based metrics. The performance obligations for contingent commissions will vary by contract, but generally include the Company increasing profitable written premium with the insurance carrier. The transaction price for Contingent Commissions is estimated based on all available information and is recognized over time as the Company completes its performance obligations, as the underlying policies are placed.
Prior to the adoption of Topic 606, revenue from contingent commissions was recognized when the amounts were fixed and determinable, typically when we received the payment from the insurance carrier. As a result of the adoption of Topic 606, the Company must estimate the amount of consideration that will be received such that a significant reversal of revenue is not probable. Contingent commissions represent a form of variable consideration associated with the placement and profitability of coverage, for which we earn commissions. In connection with Topic 606, contingent commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions for the period over which the contract applies. The resulting effect on the timing of recognizing contingent commissions will now more closely follow a similar pattern as our commissions and fees with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available.
Franchise revenues
Franchise revenues include initial franchise fees and ongoing new and renewal royalty fees from franchisees.

Revenue from initial franchise fees is generated from a contract between the Company and a franchisee. The Company's performance obligation is to provide initial training, onboarding, ongoing support and use of the Company's business operations over the period of the franchise agreement. The transaction price is set by the franchise agreement and revenue is recognized over time as the Company completes its performance obligations.
Prior to the adoption of Topic 606, initial franchise fees were recognized as revenue in the month the agency owner or initial agency representative attends training. As a result of the adoption of Topic 606, initial franchise fees are recognized as revenue over the 10-year life of the franchise contract, beginning on the start date of the contract.

Revenue from new and renewal royalty fees is recorded by applying the sales- and usage-based royalties exception. Under the sales- and usage-based exception, the Company estimates the anticipated amount of the royalties to be received over the term of the policy. Revenue from royalty fees is recognized over time as the placement of the underlying policies occur.
Prior to the adoption of Topic 606, royalty fees were recognized as revenue when the data necessary to reasonably determine such amounts was made available to the Company. As a result of the adoption of Topic 606, royalty fees are recognized over time as the underlying policies are placed, which is on the effective date of the policies. Recognition of royalty fees generally takes place earlier under Topic 606.
Contract Costs
Additionally, the Company has evaluated ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”) which requires companies to defer certain incremental cost to obtain customer contracts, and certain costs to fulfill customer contracts.
Incremental cost to obtain - The adoption of ASC 340 resulted in the Company deferring certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Franchise Channel, in which the Company pays an incremental amount of compensation on new franchise agreements. These incremental costs are deferred and amortized over a 10-year period, which is consistent with the term of the contact.
Costs to fulfill - The Company has evaluated the need to capitalize costs to fulfill customer contracts and has determined that there are no costs that meet the definition for capitalization under ASC 340.

Disaggregation of Revenue
The following table disaggregates revenue by segment and source for 2019:

Year Ended December 31, 2019	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$22,924	$22,924
New Business Commissions	—	11,961	11,961
Agency Fees	—	6,058	6,058
Contingent Commissions	3,530	1,893	5,423
Franchise revenues
Renewal Royalty Fees	19,462	—	19,462
New Business Royalty Fees	7,149	—	7,149
Initial Franchise Fees	3,784	—	3,784
Other Franchise Revenues	108	—	108
Interest Income	617	—	617
Total Revenues	$34,650	$42,836	$77,486

Timing of revenue recognition:
Transferred at a point in time	$—	$40,943	$40,943
Transferred over time	34,650	1,893	36,543
Total Revenues	$34,650	$42,836	$77,486

Contract Balances

The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers:

	December 31, 2019	January 1, 2019	Increase/(decrease)
Cost to obtain franchise contracts	$1,004	$881	$123
Commissions and agency fees receivable, net	6,884	9,962	(3,078)
Receivable from franchisees	13,616	8,461	5,155
Contract liability(1)	22,795	16,514	6,281
(1) Initial franchise fees to be recognized over the life of the contract

Significant changes in contract liabilities are as follows:

December 31, 2019
Contract liability at beginning of period	$16,514
Revenue recognized during the period	(3,784)
New deferrals(1)	10,065
Contract liability at end of period	$22,795
(1) Initial franchise fees where the consideration is received from the customer for services which are to be transferred to the franchisee over the term of the franchise agreement

Anticipated Future Recognition of Deferred Initial Franchise Fees

The following table reflects the estimated initial franchise fees (contract liability) to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for the year ended December 31:
2020	$2,771
2021	2,737
2022	2,732
2023	2,718
2024 and thereafter	11,837
$22,795

4. Franchise fees receivable
The balance of Franchise fees receivable included in receivable from franchisees in the consolidated balance sheets consisted of the following (in thousands):

	December 31
	2019	2018
Franchise fees receivable	$15,314	$3,906
Less: Unamortized discount	(3,771)	(1,381)
Less: Allowance for uncollectible franchise fees	(52)	(455)
Total franchise fees receivable	$11,491	$2,070

Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Allowance for Uncollectible Franchise Fees:
Balance at December 31, 2017	$335
Charges to bad debts	409
Write offs	(289)
Balance at December 31, 2018	$455
Adjustments related to adoption of ASC 606	(440)
Adjusted balance at January 1, 2019	15
Charges to bad debts	121
Write offs	(84)
Balance at December 31, 2019	$52

5. Allowance for uncollectible agency fees
Activity in the allowance for uncollectible agency fees was as follows:

Allowance for Uncollectible Agency Fees:
Balance at December 31, 2017	$182
Charges to bad debts	889
Write offs	(829)
Balance at December 31, 2018	$242
Adjustments related to adoption of ASC 606	(134)
Adjusted balance at January 1, 2019	108
Charges to bad debts	604
Write offs	(534)
Balance at December 31, 2019	$178

6. Property and equipment
Property and equipment consisted of the following at:

	December 31,
	2019	2018
Furniture & fixtures	$3,012	$2,233
Computer equipment	1,480	1,023
Network equipment	268	252
Phone system	885	824
Leasehold improvements	9,073	6,692
Total	14,718	11,024
Less accumulated depreciation	(5,176)	(3,449)
Property and equipment, net	$9,542	$7,575

Depreciation expense was $1.7 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

7. Intangible assets
Intangible assets consisted of the following:

	December 31,		Weighted average amortization period (years)
	2019	2018
Computer software & web domain	$1,080	$679	3.13
Less accumulated amortization	(635)	(431)
Intangible assets, net	$445	$248
Amortization expense was $204 thousand and $117 thousand for the years ended December 31, 2019 and 2018, respectively.
Expected amortization over the next five years is as follows:

Amount
Year Ending December 31,
2020	$226
2021	156
2022	60
2023	1
2024 and thereafter	2
Total	$445

8. Employee benefit obligation
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

Matching contributions may be changed at the discretion of the Company. Company contributions totaled $592 thousand and $529 thousand for the years ended years ended December 31, 2019 and 2018.
9. Debt
On August 3, 2018, the Company refinanced its $3.0 million revolving credit facility and $50.0 million term note payable to a $13.0 million revolving credit facility and $40 million term note payable in order to obtain a more favorable interest rate on the outstanding debt. The Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities an additional $50.0 million. The Company treated the refinancing as an extinguishment of the existing debt.
The $13.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of December 31, 2019, the Company was in the greater than 1.50x leverage ratio tranche, accruing interest of LIBOR plus 2.00%. At December 31, 2019, the Company had $10.0 million drawn against the revolver. At December 31, 2019, the Company had a letter of credit of $333 thousand applied against the maximum borrowing availability, thus amounts available to draw totaled $2.7 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions. Interest payment on the revolving credit facility totaled $450 thousand and $198 thousand for the years ended December 31, 2019 and 2018, respectively.
The $40.0 million term note accrues interest at an initial interest rate of LIBOR plus 2.00%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of December 31, 2019, the Company was in the greater than 1.50x leverage ratio tranche, accruing interest of LIBOR plus 2.00%. The aggregate principal amount of the term note as of December 31, 2019 is $36.5 million, payable in quarterly installments of (x) $750 thousand from the fiscal quarter ending 3/31/2020 through the fiscal quarter ending 6/30/2020 and (y) $1.25 million from the fiscal quarter ending 9/30/2020 through the fiscal quarter ending 6/30/2021, with a balloon payment of the entire unpaid principal amount of the term note on 8/3/2021.The term note is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps
Maturities of the term note payable for the next two calendar years as of December 31, 2019 are as follows (in thousands):

Amount
2020	$4,000
2021	32,500
Total	$36,500
The $10.0 million drawn against the revolver is coterminous with the term loan and is due in full on August 3, 2021.
Loan origination fees of $214 thousand at December 31, 2019 are reflected as a reduction to the note balance and are amortized through interest expense. As part of the August 3, 2018 refinancing, $871 thousand of origination fees from previous debt were immediately recognized as interest expense.
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of December 31, 2019, the Company was in compliance with these covenants.
The Company refinanced its credit facilities on March 6, 2020. See "Note 16: Subsequent Events."
Because of both instruments’ origination date and variable interest rate, the note payable balance at December 31, 2019 and December 31, 2018, approximates fair value using Level 2 inputs, described below.
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

10. Commitments and contingencies
The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.9 million and $1.6 million for the years ended December 31, 2019 and 2018.
The following is a schedule of future minimum lease payments as of December 31, 2019 (in thousands):

Amount
Year ending December 31:
2020	2,575
2021	2,793
2022	2,762
2023	2,578
2024	2,394
Therafer	9,231
$22,333

11. Income taxes
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
Income tax expense
The components of income tax expense are as follows (in thousands):

	Year Ended December 31
	2019	2018
Current income taxes
Federal	$735	$343
State and local	283	136
Total current income taxes	1,018	479
Deferred income taxes
Federal	260	(27)
State and local	26	(3)
Total deferred income taxes	286	(30)
Income tax expense	$1,304	$449

A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows (in thousands):

Year Ended December 31,
2019
Income (loss) before taxes	$11,686

Income taxes at U.S. federal statutory rate	$2,454
Tax on income not subject to entity level federal income tax	(1,453)
Permanent Differences:
Meals & Entertainment	61
State income tax, net of federal benefit	236
Other Reconciling items:
Other	6
Income tax expense	$1,304

Year Ended December 31,
2018
Income (loss) before taxes	$(18,218)
Less: (income) prior to the Reorganization Transactions	(4,389)
Income (loss) before taxes	$(22,607)

Income taxes at U.S. federal statutory rate	$(4,747)
Tax on income not subject to entity level federal income tax	(544)
Permanent Differences:
Non-controlling interest	3,536
Non-deductible stock compensation costs	2,038
Non-deductible excess compensation	27
Meals & Entertainment	38
State income tax, net of federal benefit	99
Other Reconciling items:
Other	2
Income tax expense	$449

Deferred tax assets and liabilities
The components of deferred tax assets are as follows (in thousands):

	December 31, 2019	December 31, 2018
Investment in flow-through entity	$15,537	$1,958
Net deferred tax asset	$15,537	$1,958

Uncertain tax positions

GSHD has determined there are no material uncertain tax positions as of December 31, 2019.
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
During the years ended December 31, 2019 and 2018, an aggregate of 1.4 million and 261 thousand LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly-issued shares of Class A common stock. In connection with these redemptions, we received 1.4 million and 261 thousand LLC Units, which resulted in an increase in the tax basis of our investment in GF subject to the provisions of the Tax Receivable Agreement. We recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. As of December 31, 2019 and 2018, the total amount of TRA Payments due to the Pre-IPO LLC Members under the Tax Receivable Agreement was $13.4 million and $1.7 million, respectively, of which $9 thousand and $9 thousand, respectively, was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet.

12. Stockholder's equity
Class A Common Stock
GSHD has a total of 15,238 thousand and 13,800 thousand shares of its Class A common stock outstanding at December 31, 2019 and 2018, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.

Class B Common Stock
GSHD has a total of 21,055 thousand and 22,486 thousand shares of its Class B common stock outstanding at December 31, 2019 and 2018, respectively. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's stockholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Correction of Prior Period Balances:
Subsequent to the issuance of the Company’s Annual report on Form 10-K for the year ended December 31, 2018, the Company determined that there was an error in the initial allocation of the effects of the Reorganization Transactions and of the non-controlling interest as presented in the consolidated statement of stockholders’ equity for the year ended December 31, 2018. This resulted in misstatements of activity in and balances of additional paid in capital, accumulated deficit, total stockholders' equity and non-controlling interest within the consolidated statement of stockholders' equity and consolidated balance sheet as of and for the year ended December 31, 2018. The Company evaluated the materiality of these misstatements from quantitative and qualitative perspectives and concluded the misstatements are not material to the prior period.
The previously reported amounts within the Company’s consolidated statement of stockholders’ equity for the year ended December 31, 2018 and the corresponding amounts in the consolidated balance sheet as of December 31, 2018 have been revised to reflect the corrected balances as presented below (in thousands):

Consolidated statement of stockholders’ equity for the year ended December 31, 2018
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
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the years ended December 31, 2019 and 2018, divided by the basic weighted average number of Class A common stock as of December 31, 2019 and 2018 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Numerator:
Income (loss) before taxes	$11,686	$(18,218)
Less: income (loss) before taxes attributable to non-controlling interests	6,956	(9,702)
Income (loss) before taxes attributable to GSHD	4,730	(8,516)
Less: income tax expense attributable to GSHD	1,163	387
Net income (loss) attributable to GSHD(1)	$3,567	$(8,903)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	14,864	13,554
Effect of dilutive securities:
Stock options(2)	1,236	—
Weighted average shares of Class A common stock outstanding - diluted	$16,100	$13,554

Earnings per share of Class A common stock - basic	$0.24	$(0.66)
Earnings per share of Class A common stock - diluted	$0.22	$(0.66)
(1) Net income attributable to GSHD for the year ended December 31, 2018 excludes all net income prior to the Offering.
(2) 1,650 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock for the year ended December 31, 2018 because the effect would have been anti-dilutive, as GSHD recorded a net loss for the period.

13. Non-controlling interest
Non-Controlling Interests
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis. For the years ended December 31, 2019 and 2018, GF made distributions of $6.3 million and $3.9 million, respectively, of which $3.7 million and $3.0 million, respectively, were made to Pre-IPO LLC Members. The remaining $2.6 million and $0.9 million, respectively, were made to GSHD and was eliminated in consolidation.
Under the amended and restated Goosehead Financial, LLC Agreement, the Pre-IPO LLC Members have the right, from and after the completion of the Offering (subject to the terms of the amended and restated Goosehead Financial, LLC Agreement), to require GSHD to redeem all or a portion of their LLC Units for, at GSHD's election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of GSHD's Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the amended and restated Goosehead Financial, LLC Agreement. Additionally, in the event of a redemption request by a Pre-IPO LLC Member, GSHD may, at its option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. Shares of Class B common stock will be canceled on a one-for-one basis if GSHD, at the election of a Pre-IPO LLC Member, redeems or exchanges LLC Units of such Pre-IPO LLC Member pursuant to the terms of the amended and restated Goosehead Financial, LLC Agreement. Except for transfers to GSHD pursuant to the amended and restated Goosehead Financial, LLC Agreement or to certain permitted transferees, the Pre-IPO LLC Members are not permitted to sell, transfer or otherwise dispose of any LLC Units or shares of Class B common stock.
During 2019 and 2018, an aggregate of 1.4 million and 261 thousand LLC Units, respectively, were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, we issued 1.4 million and 261 thousand shares of Class A common stock in connection with these redemptions and received 1.4 million and 261 thousand LLC Interests, increasing our ownership interest in GF LLC. Simultaneously, and in connection with these redemptions, 1.4 million and 261 thousand shares of Class B common stock were surrendered and canceled.
The following table summarizes the ownership interest in GF as of December 31, 2019 (in thousands).

	December 31, 2019		December 31, 2018
	LLC Units	Ownership %	LLC Units	Ownership %
Number of LLC Units held by GSHD	15,238	42.0%	13,800	38.0%
Number of LLC Units held by non-controlling interest holders	21,055	58.0%	22,486	62.0%
Number of LLC Units outstanding	36,293	100.0%	36,286	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the years ended December 31, 2019 and 2018 was 59.0% and 62.6%, respectively. All net income prior to the Offering is attributed to non-controlling interest holders.

The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Net Income (loss) attributable to Goosehead Insurance Inc.	$3,567	$(8,903)
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(1,368)	(194)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	325	143
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$2,524	$(8,954)

14. Equity-based compensation
A summary of equity-based compensation expense during the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Class B unit compensation	$—	$26,134
Stock options	1,526	949
Equity-based compensation expense	$1,526	$27,083
Class B unit compensation:
Prior to the Offering, certain Pre-IPO LLC Members held non-vesting and non-voting Class B units. In accordance with accounting guidance, any dividends paid to Class B unit holders are recognized as compensation expense when declared, as the Class B non-vesting units are considered to be a non-substantive class of equity. Dividends paid to Class B unit holders prior to the Offering, included in employee compensation and benefits, totaled $122 thousand for the year ended December 31, 2018.
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
In April 2018, GSHD adopted the Omnibus Incentive Plan, which reserved 1.5 million shares of Class A Common Stock for delivery to directors, officers, and managing directors in connection with future awards granted under the plan. GSHD also adopted an Employee Stock Purchase Plan ("ESPP"), which reserved 20 thousand shares of Class A Common Stock for delivery to employees. On March 7, 2019, GSHD’s Board of Directors amended the Omnibus Incentive Plan, increasing the number of shares available under the plan to 3.0 million shares. On the same date, GSHD’s Board of Directors approved an increase in the total number of shares available under the ESPP to 30 thousand shares. There were 13 thousand and 5 thousand shares outstanding related to the Employee Stock Purchase Plan at December 31, 2019 and 2018.

15. Dividends
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

	LLC Units held as of March 18, 2019:	Dividends declared
Class A common stockholders	14,421	$5,962
Class B common stockholders via LLC Units held	21,864	9,038
Total	36,285	$15,000

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
16. Segment information
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

	Franchise Channel	Corporate Channel	Other	Total
Year Ended December 31, 2019
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$22,924	$—	$22,924
Agency Fees	—	6,058	—	6,058
New Business Commissions	—	11,961	—	11,961
Contingent Commissions	3,530	1,893	—	5,423
Total Commissions and Agency Fees	3,530	42,836	—	46,366
Franchise revenue
Renewal Royalty Fees	19,462	—	—	19,462
New Business Royalty Fees	7,149	—	—	7,149
Initial Franchise Fees	3,784	—	—	3,784
Other Income	108	—	—	108
Total Franchise Revenue	30,503	—	—	30,503
Interest income
Interest Income	617	—	—	617
Total Interest Income	617	—	—	617
Total	34,650	42,836	—	77,486
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	16,673	23,516	—	40,189
General and administrative expenses, excluding state franchise tax	7,392	8,769	2,881	19,042
Bad debts	121	604	—	725
Total	24,186	32,889	2,881	59,956
Adjusted EBITDA	10,464	9,947	(2,881)	17,530
Equity based compensation	—	—	(1,526)	(1,526)
Interest expense	—	—	(2,387)	(2,387)
Depreciation and amortization	(960)	(971)	—	(1,931)
Taxes	—	—	(1,304)	(1,304)
Net income	$9,504	$8,976	$(8,098)	$10,382
At December 31, 2019:
Total Assets	$22,676	$15,127	$26,825	$64,628

	Franchise Channel	Corporate Channel	Other	Total
Year Ended December 31, 2018
Revenues:
Commissions and agency fees
Commissions and agency fees
Renewal Commissions	—	18,357	—	18,357
Agency Fees	—	5,169	—	5,169
New Business Commissions	—	9,347	—	9,347
Contingent Commissions	2,417	1,414	—	3,831
Total Commissions and Agency Fees	2,417	34,287	—	36,704
Franchise revenue
Renewal Royalty Fees	12,104	—	—	12,104
New Business Royalty Fees	4,873	—	—	4,873
Initial Franchise Fees	6,045	—	—	6,045
Other Income	—	—	—	—
Total Franchise Revenue	23,022	—	—	23,022
Interest income
Interest Income	422	—	—	422
Total Interest Income	422	—	—	422
Total	25,861	34,287	—	60,148
Employee compensation and benefits, excluding equity-based compensation	12,511	18,662	—	31,173
General and administrative expenses, excluding state franchise tax(1)	4,326	7,200	1,399	12,925
Bad debts	409	889	—	1,298
Total	17,246	26,751	1,399	45,396
Adjusted EBITDA	8,615	7,536	(1,399)	14,752
Other income (expense, including state franchise tax)	—	(22)	(135)	(157)
Equity based compensation	—	—	(27,083)	(27,083)
Interest expense	—	—	(4,266)	(4,266)
Depreciation and amortization	(519)	(945)	—	(1,464)
Taxes	—	—	(449)	(449)
Net income	$8,096	$6,569	$(33,332)	$(18,667)
At December 31, 2018:
Total Assets	$8,572	$6,862	$19,364	$34,798
(1) Excluded from general and administrative expenses is $135 thousand of state franchise tax that is not calculated based on income.
17. Litigation
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
18. Subsequent events
Note Payable
On March 6, 2020, the Company refinanced its $13.0 million revolving credit facility and $40.0 million term note payable to a $25.0 million revolving credit facility and $80.0 million term note payable to finance general corporate purposes. The Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities an additional $50 million.
The $25.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At March 6, 2020, the Company had $5.0 million drawn against the revolver and had a letter of credit of $333 thousand applied against the maximum borrowing availability. Thus, amounts available to draw totaled $19.7 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The $80.0 million term note is payable in quarterly installments of $500 thousand the first twelve months, $1 million the next twelve months and $2 million the last twelve months, with a balloon payment on March 6, 2023. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Maturities of note payable for the next four years are as follows (in thousands):

As of March 5, 2020:	Amount
2020	$1,500
2021	3,500
2022	7,000
2023	68,000
Total	$80,000

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of March 6, 2020, the Company was in compliance with these covenants.

19. Selected quarterly financial data (unaudited)
The following tables set forth certain unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data) under ASC 605. The sum of the four quarters may differ from the annual amount due to rounding:

	2019 [1]
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$23,133	$19,386	$21,169	$20,408
Income from operations	$8,688	$3,873	$3,673	$3,236
Net income	$7,318	$2,817	$2,763	$2,427
Earnings per share(2)
Basic	$0.17	$0.06	$0.07	$0.06
Diluted	$0.16	$0.06	$0.06	$0.05

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$14,589	$14,788	$16,054	$14,717
Income from operations	$4,763	$(22,749)	$2,653	$1,403
Net income	$3,768	$(23,875)	$836	$605
Earnings per share(2)(3)
Basic	$0.08	$(0.68)	$0.02	$0.01
Diluted	$0.08	$(0.68)	$0.02	$0.01
(1) The quarterly results are shown under ASC 605, as the Company was required to show the impact of the changes in revenue recognition on a full-year basis for 2019.
(2) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share amounts may not equal annual basic and diluted earnings per share amounts.
(3) Basic and diluted earnings per share for the first quarter of 2018 are shown on a pro-forma basis, as there was no Class A or Class B common stock outstanding as of March 31, 2018.

Item 9. Changes in and disagreements with accountants on accounting and financial statement disclosure
None.

Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Controls Over Financial Reporting
During the three months ended December 31, 2019, we made enhancements and modifications to existing internal controls and procedures to ensure compliance with new revenue guidance in accordance with ASC 606. These changes to our control environment were substantially completed in the fourth quarter of 2019.
Other than the item noted above, there were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Controls over Financial Reporting
Management's Report on the Consolidated Financial Statements
Management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and related financial information. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 31, 2019, as stated in their report herein.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
As we are an "emerging growth company" under the JOBS Act, Deloitte & Touche LLP is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Item 9B. Other information
Not applicable.

PART III

Item 10. Directors, executive officers, and corporate governance
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 11. Executive compensation
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5. Securities Authorized for Issuance under Equity Compensation Plans.”
The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits and financial statement schedules
The following documents are filed as part of this Annual Report:

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Goosehead Insurance, Inc. (incorporated by reference to exhibit 3.1 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

3.2	By-Laws of Goosehead Insurance, Inc. (incorporated by reference to exhibit 3.2 to Goosehead Insurance Inc.'s registration statement on Form S-1 (Registration No. 333-224080))
4.1	Description of securities registered under Section 12 of the Securities Exchange Act of 1934
10.1
Amended and Restated Limited Liability Company Agreement of Goosehead Financial, LLC, dated as of May 1, 2018, by and among Goosehead Financial, LLC and its members (incorporated by reference to exhibit 10.2 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.2
Registration Rights Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc. and the other persons and entities party thereto (incorporated by reference to exhibit 10.4 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.3
Reorganization Agreement, dated as of April 26, 2018, by and among Goosehead Insurance, Inc., Goosehead Financial, LLC, and each of the other persons and entities party thereto (incorporated by reference to exhibit 10.1 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.4
Tax Receivable Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc., Goosehead Financial, LLC, and each of the other persons and entities party thereto (incorporated by reference to exhibit 10.3 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.5
Stockholders Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc., Goosehead Financial, LLC and the other persons and entities party thereto (incorporated by reference to exhibit 10.5 to Goosehead Insurance Inc.'s Annual Report on Form 10-K filed with the Commission on March 14, 2019)

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

GOOSEHEAD INSURANCE, INC.

Date:	March 13, 2020	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	March 13, 2020	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Jones	Chairman, Director and Chief Executive Officer (Principal Executive Officer)	March 13, 2020
Mark E. Jones
/s/ Robyn Jones	Vice Chairman and Director	March 13, 2020
Robyn Jones
/s/ Peter Lane	Director	March 13, 2020
Peter Lane
/s/ Mark Miller	Director	March 13, 2020
Mark Miller
/s/ James Reid	Director	March 13, 2020
James Reid
/s/ Mark S. Colby	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2020
Mark S. Colby