Form 10-Q
period 2020-03-31
Goosehead Insurance, Inc.
filed 2020-05-04
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 4, 2020, there were 16,071,601 shares of Class A common stock outstanding and 20,244,135 shares of Class B common stock outstanding.

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
•Annual Report on Form 10-K: The Company's annual report on Form 10-K for the year ended December 31, 2019.
•ASC 605: Legacy revenue recognition standard ASC 605, Revenue Recognition. This legacy revenue recognition was used for periods prior to the fourth quarter of 2019.
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
Special note regarding forward-looking statements
We have made statements in this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include the potential impact of COVID-19 on the Company's business, projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Item 1A. Risk factors” in the Annual Report on Form 10-K.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020 [1]	2019 [2]
Revenues:
Commissions and agency fees	$11,811	$16,170
Franchise revenues	8,445	6,828
Interest income	169	135
Total revenues	20,425	23,133
Operating Expenses:
Employee compensation and benefits	13,503	9,191
General and administrative expenses	5,872	4,430
Bad debts	309	401
Depreciation and amortization	540	423
Total operating expenses	20,224	14,445
Income from operations	201	8,688
Other Income (Expense):
Other income	66	—
Interest expense	(604)	(626)
Income (loss) before taxes	(337)	8,062
Tax expense (benefit)	(41)	744
Net income (loss)	(296)	7,318
Less: net income (loss) attributable to non-controlling interests	(140)	4,846
Net income (loss) attributable to Goosehead Insurance, Inc.	$(156)	$2,472
Earnings (loss) per share:
Basic	$(0.01)	$0.17
Diluted	$(0.01)	$0.16
Weighted average shares of Class A common stock outstanding
Basic	15,564	14,211
Diluted	15,564	15,289

Dividends declared per share	$—	$0.41

(1) - The three months ended March 31, 2020 are reported under ASC 606
(2) - The three months ended March 31, 2019 are reported under ASC 605

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$10,831	$14,337
Restricted cash	1,119	923
Commissions and agency fees receivable, net	4,655	6,884
Receivable from franchisees, net	2,859	2,602
Prepaid expenses	5,755	1,987
Total current assets	25,219	26,733
Receivable from franchisees, net of current portion	11,477	11,014
Property and equipment, net of accumulated depreciation	9,999	9,542
Intangible assets, net of accumulated amortization	475	445
Deferred income taxes, net	26,900	15,537
Other assets	1,818	1,357
Total assets	$75,888	$64,628
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,515	$5,033
Premiums payable	1,119	923
Deferred rent	703	683
Contract liabilities	3,006	2,771
Note payable	2,000	4,000
Total current liabilities	11,343	13,410
Deferred rent, net of current portion	6,732	6,681
Note payable, net of current portion	44,383	42,161
Contract liabilities, net of current portion	21,079	20,024
Liabilities under tax receivable agreement, net of current portion	22,339	13,359
Total liabilities	105,876	95,635
Commitments and contingencies (see note 7)
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 16,032 shares issued and outstanding as of March 31, 2020, 15,238 shares issued and outstanding as of December 31, 2019	160	152
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 20,264 issued and outstanding as of March 31, 2020, 21,055 shares issued and outstanding as of December 31, 2019	202	210
Additional paid in capital	15,891	14,442
Accumulated deficit	(23,967)	(23,811)
Total stockholders' equity	(7,714)	(9,007)
Non-controlling interests	(22,274)	(22,000)
Total equity	(29,988)	(31,007)
Total liabilities and equity	$75,888	$64,628

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2020	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)
Distributions	—	—	—	—	—	—	—	(1,003)	(1,003)
Net loss	—	—	—	—	—	(156)	(156)	(140)	(296)
Equity-based compensation	—	—	—	—	498	—	498	—	498
Activity under employee stock purchase plan	3	—	—	—	116	—	116	—	116
Redemption of LLC Units	791	(791)	8	(8)	(869)	—	(869)	869	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,704	—	1,704	—	1,704
Balance March 31, 2020	16,032	20,264	160	202	15,891	(23,967)	(7,714)	(22,274)	(29,988)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2019	13,799	22,486	138	224	11,899	(20,761)	(8,500)	(16,703)	(25,203)
Distributions	—	—	—	—	—	—	—	(245)	(245)
Dividends declared	—	—	—	—	—	(5,962)	(5,962)	(9,038)	(15,000)
Net income	—	—	—	—	—	2,472	2,472	4,846	7,318
Equity-based compensation	—	—	—	—	368	—	368	—	368
Redemption of LLC Units	723	(723)	7	(7)	(679)	—	(679)	679	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	911	—	911	—	911
Balance March 31, 2019	14,522	21,763	145	217	12,499	(24,251)	(11,390)	(20,461)	(31,851)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(296)	$7,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	747	476
Bad debt expense	309	401
Equity-based compensation	498	368
Impacts of Tax Receivable Agreement	9,659	5,161
Deferred income taxes	(9,659)	(5,081)
Changes in operating assets and liabilities:
Dividends held by transfer agent	—	(5,962)
Receivable from franchisees	(809)	(565)
Commissions and agency fees receivable	2,001	(553)
Prepaid expenses	(3,768)	(167)
Other assets	(461)	—
Accounts payable and accrued expenses	(1,244)	(356)
Deferred rent	71	985
Contract liabilities	1,290	—
Premiums payable	196	(24)
Unearned revenue	—	(199)
Payments pursuant to the tax receivable agreement	(9)	—
Net cash provided by (used for) operating activities	(1,475)	1,802
Cash flows from investing activities:
Proceeds from notes receivable	9	5
Purchase of software	(60)	(55)
Purchase of property and equipment	(967)	(1,249)
Net cash used for investing activities	(1,018)	(1,299)
Cash flows from financing activities:
Debt issuance costs	(530)	—
Repayment of note payable	(26,321)	(500)
Proceeds from notes payable	26,921	—
Proceeds from the issuance of Class A common stock	116	—
Member distributions and dividends	(1,003)	(245)
Net cash used for financing activities	(817)	(745)
Net decrease in cash and restricted cash	(3,310)	(242)
Cash and cash equivalents, and restricted cash, beginning of period	15,260	19,011
Cash and cash equivalents, and restricted cash, end of period	$11,950	$18,769

Supplemental disclosures of cash flow data:
Cash paid during the year for interest	326	626
Cash paid for income taxes	—	—
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
The Company had seven corporate-owned locations in operation at March 31, 2020 and 2019. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended March 31, 2020 and 2019, the Company onboarded 84 and 63 franchise locations, respectively and had 679 and 501 operating franchise locations as of March 31, 2020 and 2019, respectively. No franchises were purchased by the Company during the three months ended March 31, 2020 or 2019.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at March 31, 2020, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three months ended March 31, 2020 and 2019. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue. Revenue is expected to be higher during the Company’s fourth quarter primarily due to the timing of contingent commission revenue recognition.
Impact of the coronavirus (“COVID-19”) pandemic
The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on various factors, including the duration and spread of the outbreak and its impact on home sales and consumer spending. To date, the pandemic has not increased our costs of or access to capital under our term note and revolving credit facility and we do not believe it is reasonably likely to in the future. In addition, we do not believe that the pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including under our term note and revolving credit facility. To date, the pandemic has not impacted the collectibility of receivables or adversely affected our revenue. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
Use of Estimates

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained, any such changes will be recognized in the consolidated financial statements. Accordingly, actual results could differ from those estimates as more information becomes known.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance Carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1,119 thousand and$352 thousand as of March 31, 2020 and 2019, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statement of cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$10,831	$18,417
Restricted cash	1,119	352
Cash and cash equivalents, and restricted cash	$11,950	$18,769

Recently Issued Accounting Pronouncements
Leases (ASU 2016-02): This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach, with the option to elect various practical expedients. Early adoption is permitted. The standard will become effective for the Company January 1, 2021, but the Company is not required to present the impacts of the standard until it files its Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements. However, the Company expects the impact of this guidance on its consolidated financial statements could be significant, as its future minimum operating lease commitments totaled $21.9 million as of March 31, 2020.
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

Recently adopted accounting pronouncements

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Revenue from Contracts with Customers (ASU 2014-09) (“Topic 606”): This standard supersedes the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the standard is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. According to the superseding standard ASU 2015-14 that deferred the effective dates of the preceding, and because the Company is filing as an emerging growth company, the standard became effective for the Company January 1, 2019, but the Company was not required to present the impacts of the standard until the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The Company adopted this standard by recognizing the cumulative effect as an adjustment to opening accumulated deficit and non-controlling interests at January 1, 2019, under the modified retrospective method for contracts not completed as of the day of adoption. Under the modified retrospective method, the Company was not required to restate comparative financial information prior to the adoption of these standards and, therefore, such information presented prior to the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 will continue to be reported under the Company’s previous accounting policies.

Impact on Financial Statements

The following tables summarize the impacts of adopting the revenue recognition standard on the Company’s condensed consolidated statement of income:

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Statement of Income
Three Months Ended March 31, 2020
Revenues:
Commissions and agency fees	14,501	(2,690)	11,811
Franchise revenues	10,226	(1,781)	8,445

Expenses:
Employee compensation and benefits	13,575	(72)	13,503
Bad debts	613	(304)	309
Income taxes	458	(499)	(41)

Net income	3,300	(3,596)	(296)

Earnings per share:
Basic	0.07	(0.08)	(0.01)
Diluted	0.07	(0.08)	(0.01)

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Balance Sheet
March 31, 2020
Assets:
Commissions and agency fees receivable, net	2,513	2,142	4,655
Receivable from franchisees, net	4,633	9,703	14,336
Deferred income taxes, net	26,581	319	26,900
Other assets	504	1,314	1,818

Liabilities:
Accounts payable and accrued expenses	4,398	117	4,515
Unearned revenue	175	(175)	—
Contract liabilities	—	24,085	24,085
Liabilities under tax receivable agreement, net of current portion	22,997	23	23,020

Stockholders' Equity:
Accumulated Deficit	(19,829)	(4,138)	(23,967)
Non-controlling interests	(16,320)	(5,954)	(22,274)
Total equity	(20,097)	(9,891)	(29,988)

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2020
Operating Cash Flows:
Net Income	3,300	(3,596)	(296)
Bad debt expense	613	(304)	309
Receivable from franchisees	(1,017)	208	(809)
Commissions and agency fees receivables	(630)	2,631	2,001
Other assets	(348)	(113)	(461)
Accounts payable and accrued expenses	(786)	(458)	(1,244)
Contract liabilities	—	1,290	1,290
Unearned revenue	(340)	340	—
Net cash used for operating activities	(1,475)	—	(1,475)

3. Revenue

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Contingent Commission revenue is generated from contracts between the Company and insurance Carriers, for which the Company is compensated for certain growth, profitability, and other performance-based metrics. The performance obligations for Contingent Commissions will vary by contract, but generally include the Company increasing profitable written premium with the insurance Carrier. The transaction price for Contingent Commissions is estimated based on all available information and is recognized over time as the Company completes its performance obligations, as the underlying policies are placed.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by Segment and source (in thousands):

Three Months Ended March 31, 2020	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$5,733	$5,733
New Business Commissions	—	3,333	3,333
Agency Fees	—	1,686	1,686
Contingent Commissions	694	365	1,059
Franchise revenues
Renewal Royalty Fees	5,386	—	5,386
New Business Royalty Fees	2,048	—	2,048
Initial Franchise Fees	978	—	978
Other Franchise Revenues	33	—	33
Interest Income	169	—	169
Total Revenues	$9,308	$11,117	$20,425

Timing of revenue recognition:
Transferred at a point in time	$—	$10,752	$10,752
Transferred over time	9,308	365	9,673
Total Revenues	$9,308	$11,117	$20,425

Contract Balances

The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	March 31, 2020	December 31, 2019	Increase/(decrease)
Cost to obtain franchise contracts	$1,077	$1,004	$73
Commissions and agency fees receivable, net	4,655	6,884	(2,229)
Receivable from franchisees	14,336	13,616	720
Contract liability(1)	24,085	22,795	1,290
(1) Initial Franchise Fees to be recognized over the life of the contract

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Significant changes in contract liabilities are as follows (in thousands):

March 31, 2020
Contract liability at beginning of period	$22,795
Revenue recognized during the period	(978)
New deferrals(1)	2,268
Contract liability at end of period	$24,085
(1) Initial Franchise Fees where the consideration is received from the customer for services which are to be transferred to the Franchisee over the term of the Franchise Agreement

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following at (in thousands):

	March 31	December 31
	2020	2019
Franchise fees receivable	$16,097	$15,314
Less: Unamortized discount	(4,052)	(3,771)
Less: Allowance for uncollectible franchise fees	(69)	(52)
Net franchise fees receivable	$11,976	$11,491
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2019	$52
Charges to bad debts	80
Write offs	(63)
Balance at March 31, 2020	$69

Balance at December 31, 2018	$455
Charges to bad debts	160
Write offs	(121)
Balance at March 31, 2019	$494

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible Agency Fees was as follows (in thousands):

Balance at December 31, 2019	$178
Charges to bad debts	228
Write offs	(225)
Balance at March 31, 2020	$181

Balance at December 31, 2018	$242
Charges to bad debts	241
Write offs	(245)
Balance at March 31, 2019	$238

6. Property and equipment

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Furniture & fixtures	$3,395	$3,012
Computer equipment	1,603	1,480
Network equipment	324	268
Phone system	907	885
Leasehold improvements	9,456	9,073
Total	15,685	14,718
Less accumulated depreciation	(5,686)	(5,176)
Property and equipment, net	$9,999	$9,542

7. Debt
On March 6, 2020, the Company refinanced its $13.0 million revolving credit facility and $40.0 million term note payable to a $25.0 million revolving credit facility and $80.0 million term note payable to finance general corporate purposes. The Company has until June 30, 2020 to draw down the $37.9 million additional term loan borrowing. The Company also has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities an additional $50.0 million. As part of the refinancing, $172 thousand of debt issuance costs from previous debt were immediately recognized as interest expense.
The $25.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At March 31, 2020, the Company had $5.0 million drawn against the revolver and had a letter of credit of $333 thousand applied against the maximum borrowing availability. Thus, amounts available to draw totaled $19.7 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The term note is payable in quarterly installments of $500 thousand the first twelve months, $1.0 million the next twelve months and $2.0 million the last twelve months, with a balloon payment on March 6, 2023. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period. As of March 31, 2020, the Company had $42.1 million of the term note drawn, with the remaining $37.9 million required to be drawn by June 30, 2020.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable for the next four years are as follows (in thousands):

Amount
2020	$1,500
2021	3,500
2022	7,000
2023	30,100
Total	$42,100

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of March 31, 2020, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at March 31, 2020 and December 31, 2019, approximates fair value using Level 2 inputs, described below.
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

8. Commitments and Contingencies
The Company leases its facilities under non-cancelable operating leases, expiring in various years through 2029. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $532 thousand and $447 thousand for the three months ended March 31, 2020 and 2019.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a schedule of future minimum lease payments as of March 31, 2020 (in thousands):

Amount
2020	$2,113
2021	2,793
2022	2,762
2023	2,578
2024	2,394
Thereafter	9,231
Total	$21,871

9. Income Taxes
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
Income tax expense
Provision for/(benefit from) income taxes for the three months ended March 31, 2020 was $(41) thousand compared to $744 thousand for the three months ended March 31, 2019. The effective tax rate was 12% for the three months ended March 31, 2020 and 9% for the three months ended March 31, 2019. These effective tax rates are calculated using extended values from our condensed consolidated statements of income, and are therefore more precise tax rates than can be calculated from rounded values. The increase in the effective tax rate for the period ended March 31, 2020 compared to the period ended March 31, 2019 was primarily due to an increase in the percentage of income attributable to Goosehead Insurance, Inc.
Deferred taxes
Deferred tax assets at March 31, 2020 were $26.9 million compared to $15.5 million at December 31, 2019. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the three months ended March 31, 2020.
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
During the three months ended March 31, 2020, an aggregate of 791 thousand LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 791 thousand LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of March 31, 2020, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $23.0 million, of which $681 thousand was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of March 31, 2020.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
10. Stockholders' Equity
Class A Common Stock
GSHD has a total of 16,032 thousand shares of its Class A common stock outstanding at March 31, 2020. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 20,264 thousand shares of its Class B common stock outstanding at March 31, 2020. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three months ended March 31, 2020 and 2019, divided by the basic weighted average number of Class A common stock as of March 31, 2020 and March 31, 2019 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities (in thousands, except per share amounts). The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Numerator:
Income (loss) before taxes	$(337)	$8,062
Less: income (loss) before taxes attributable to non-controlling interests	(140)	4,909
Income (loss) before taxes attributable to GSHD	(197)	3,153
Less: income tax expense (benefit) attributable to GSHD	(41)	681
Net income (loss) attributable to GSHD	$(156)	$2,472
Denominator:
Weighted average shares of Class A common stock outstanding - basic	15,564	14,211
Effect of dilutive securities:
Stock options(1)	—	1,078
Weighted average shares of Class A common stock outstanding - diluted	15,564	15,289

Earnings (loss) per share of Class A common stock - basic	$(0.01)	$0.17
Earnings (loss) per share of Class A common stock - diluted	$(0.01)	$0.16
(1) 1,840 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2020 because the effect would have been anti-dilutive, as we recorded a net loss for the three months ended March 31, 2020

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

11. Non-controlling interest
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three months ended March 31, 2020, GF made distributions of $1.7 million, of which $1.0 million where made to Pre-IPO LLC Members. The remaining $0.7 million were made to GSHD and were eliminated in consolidation. For the three months ended March 31, 2019, GF made distributions of $0.4 million, of which $0.2 million were made to Pre-IPO LLC Members.The remaining $0.2 million were made to GSHD and were eliminated in consolidation.
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
During the three months ended March 31, 2020, an aggregate of 791 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 791 thousand shares of Class A common stock in connection with these redemptions and received 791 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 791 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of March 31, 2020 (in thousands):

	March 31, 2020
	LLC Units	Ownership %
Number of LLC Units held by GSHD	16,032	44.2%
Number of LLC Units held by non-controlling interest holders	20,264	55.8%
Number of LLC Units outstanding	36,296	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three months ended March 31, 2020 was 57.1%.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three months ended March 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended March 31, 2020
	2020	2019
Net Income (loss) attributable to Goosehead Insurance Inc.	$(156)	$2,472
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(869)	(679)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	116	—
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$(909)	$1,793

12. Equity-Based Compensation
Stock option expense was $498 thousand and $368 thousand for the three months ended March 31, 2020 and 2019, respectively.
13. Dividends
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

	Franchise Channel	Corporate Channel	Other	Total
Three months ended March 31, 2020:
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$5,733	$—	$5,733
Agency Fees	—	1,686	—	1,686
New Business Commissions	—	3,333	—	3,333
Contingent Commissions	694	365	—	1,059
Total Commissions and Agency Fees	694	11,117	—	11,811
Franchise revenue
Renewal Royalty Fees	5,386	—	—	5,386
New Business Royalty Fees	2,048	—	—	2,048
Initial Franchise Fees	978	—	—	978
Other Income	33	—	—	33
Total Franchise Revenues	8,445	—	—	8,445
Interest income
Interest Income	169	—	—	169
Total Interest Income	169	—	—	169
Total	9,308	11,117	—	20,425
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	5,896	7,109	—	13,005
General and administrative expenses	2,225	2,709	938	5,872
Bad debts	81	228	—	309
Total	8,202	10,046	938	19,186
Adjusted EBITDA	1,106	1,071	(938)	1,239
Other income (expense)	66	—	—	66
Equity based compensation	—	—	(498)	(498)
Interest expense	—	—	(604)	(604)
Depreciation and amortization	(313)	(227)	—	(540)
Income tax benefit	—	—	41	41
Net income	$859	$844	$(1,999)	$(296)
March 31, 2020:
Total Assets	$23,527	$16,006	$36,355	$75,888

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended March 31, 2019:
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$4,789	$—	$4,789
Agency Fees	—	1,437	—	1,437
New Business Commissions	—	2,459	—	2,459
Contingent Commissions	4,215	3,270	—	7,485
Total Commissions and Agency Fees	4,215	11,955	—	16,170
Franchise revenue
Renewal Royalty Fees	3,763	—	—	3,763
New Business Royalty Fees	1,355	—	—	1,355
Initial Franchise Fees	1,710	—	—	1,710
Other Income	—	—	—	—
Total Franchise Revenues	6,828	—	—	6,828
Interest income
Interest Income	135	—	—	135
Total Interest Income	135	—	—	135
Total	11,178	11,955	—	23,133
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	3,755	5,068	—	8,823
General and administrative expenses	1,632	1,902	896	4,430
Bad debts	160	241	—	401
Total	5,547	7,211	896	13,654
Adjusted EBITDA	5,631	4,744	(896)	9,479
Equity based compensation	—	—	(368)	(368)
Interest expense	—	—	(626)	(626)
Depreciation and amortization	(184)	(239)	—	(423)
Taxes	—	—	(744)	(744)
Net income	$5,447	$4,505	$(2,634)	$7,318
March 31, 2019:
Total Assets	$16,054	$7,083	$25,265	$48,402

15. Litigation
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
16. Subsequent events
Credit agreement
On April 13, 2020, the Company executed Amendment No. 1 to the credit agreement dated March 6, 2020. The amendment allowed the Company to delay drawing down the full amount of the $80.0 million term note until June 30, 2020 and extended the deadline to pay a special dividend until December 31, 2020.

Stock option grant
On April 1, 2020, the Company granted an additional 900,000 stock options to its Managing Directors at an exercise price equal to $40.88 per share. The grant date fair value of $16.31 per option was determined using the Black-Scholes valuation model using the following assumptions:

Expected volatility	40%
Expected dividend yield	—%
Expected term (in years)	6.5
Risk-free interest rate	0.47%

The Company expects to recognize total compensation expense of $917 thousand per quarter related to such option grants over the four-year requisite service period of the award recipient, beginning in the second quarter of 2020.

Item 2: Management’s discussion and analysis of financial condition and results of operations

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this report and in the Annual Report on Form 10-K.
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 60% of the company, representing our commitment to the long-term success of the Company.
Financial Highlights for the First Quarter of 2020:
•Total revenue decreased 12% from the first quarter of 2019 to $20.4 million; on a comparable ASC 605 accounting basis, revenue increased $1.8 million or 8%
•Core Revenue* increased by 32% from first quarter of 2019 to $18.2 million; on a comparable ASC 605 accounting basis, Core Revenue increased $5.6 million or 41%
•Total Written Premiums placed increased 46% from the prior-year period to $214 million
•Net income decreased by $7.6 million from the first quarter of 2019 to a net loss of $0.3 million; on a comparable ASC 605 accounting basis, net income decreased by $4.0 million
•Adjusted EBITDA*, a non-GAAP measure, decreased 87% from the first quarter of 2019 to $1.2 million, or 6% of total revenues. On a comparable ASC 605 accounting basis, Adjusted EBITDA decreased by $4.1 million.
•Franchise Channel Adjusted EBITDA decreased 80% from the first quarter of 2019 to $1.1 million, or 12% of Franchise Channel revenues. On a comparable ASC 605 accounting basis, Franchise Channel Adjusted EBITDA decreased by $1.8 million or 33%.
•Corporate Channel Adjusted EBITDA decreased 77% from the first quarter of 2019 to $1.1 million, or 10% of Corporate Channel revenues. On a comparable ASC 605 accounting basis, Corporate Channel Adjusted EBITDA decreased by $2.3 million or 48%.
•Basic and diluted loss per share was $(0.01) and Adjusted EPS*, a non-GAAP measure, was $0.00 for the three months ended March 31, 2020
•Policies in Force increased 45% from March 31, 2019 to 530,000 at March 31, 2020
•Corporate sales headcount increased 31% from March 31, 2019 to 241 at March 31, 2020
◦As of March 31, 2020, 130 of these Corporate sales agents had less than one year of tenure and 111 had greater than one year of tenure
•Total franchises increased 45% compared to the prior year period to 1,012; total operating franchises increased 36% from March 31, 2019 to 679 at March 31, 2020
◦In Texas as of March 31, 2020, 22 operating Franchisees had less than one year of tenure and 181 operating Franchisees had greater than one year of tenure.
◦Outside of Texas as of March 31, 2020, 233 operating Franchisees had less than one year of tenure and 243 had greater than one year of tenure.

*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Novel coronavirus ("COVID-19")
An outbreak of a novel strain of the coronavirus, COVID-19, was identified in China and has subsequently been recognized as a pandemic by the World Health Organization. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions, including in the United States, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. In the United States, temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily.
During the first quarter, the Company reduced workforce density at all corporate offices by requiring employees to work from home. Additionally, the Company indefinitely suspended all corporate travel, field support visits, in-person marketing efforts and in-person team meetings. Leveraging the Company's cloud based technology, video conferencing technology and importantly the Company's mortgage activity database to continue marketing efforts allowed operations to be largely uninterrupted.
We have taken steps to strengthen our liquidity, including amending our credit agreement on March 6, 2020 to increase the term loan available borrowing to $80.0 million and to increase the amount available under our revolving credit facility to $25.0 million. See "Liquidity and capital resources”.
Given the uncertainty regarding the spread and severity of COVID-19 and the adverse effects on the national and global economy, the related financial impact on our business cannot be accurately predicted at this time. We continue to monitor the rapidly evolving situation and guidance from the authorities, including federal, state and local public health officials and as a result may take additional actions. While we intend to continue to execute on our strategic plans and operational initiatives during the outbreak, in these circumstances, there may be developments outside our control requiring us to adjust our operating plan. See Part II, Item 1A. “Risk Factors—The global outbreak of the coronavirus disease (COVID-19) may negatively impact the global economy in a significant manner for an extended period of time, and could also materially adversely affect our business and operating results.”
Certain income statement line items
Revenues
Effective with the filing of the Annual Report on Form 10-K, the Company adopted new accounting guidance, ASU 2014-09 - Revenue from Contracts with Customers ("Topic 606"), related to revenue from contracts with customers. The Company adopted Topic 606 using the modified retrospective method, which applies the new guidance prospectively, beginning as of 2019, the year of adoption. Accordingly, the adoption of Topic 606 using the modified retrospective method does not impact prior years' financial statements.
For the three months ended March 31, 2020, revenue decreased by 12% to $20.4 million from $23.1 million for the three months ended March 31, 2019. For the three months ended March 31, 2020 if results were reported under ASC 605, total revenue would have grown 8% to $24.9 million. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 46% to $214.1 million from $146.9 million for the three months ended March 31, 2019. Total Written Premiums drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
Our various revenue streams do not equally contribute to the long-term value of Goosehead. For instance, Renewal Revenue and Renewal Royalty Fees are more predictable and have higher margin profiles, thus are higher quality revenue streams for the Company. Alternatively, Contingent Commissions, while high margin, are unpredictable and dependent on insurance company underwriting and forces of nature and thus are lower quality revenue for the Company. Our revenue streams can be viewed in three distinct categories: Core Revenue, Cost Recovery Revenue, and Ancillary Revenue, which are non-GAAP measures. A reconciliation of Core Revenue, Cost Recovery Revenue, and Ancillary Revenue to total revenue, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".
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
•New Business Royalty Fees - predictable based on franchise count and consistent ramp-up of franchises, but lower margin than Renewal Royalty Fees because the Company only receives a royalty fee of 20% on the commissions paid by the Carrier in the first term of every policy and higher back-office costs associated with policies in their first term. This revenue stream has predictably converted into higher-margin Renewal Royalty Fees historically, and we expect this to continue moving forward.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended March 31,
(in thousands)	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenue:
Renewal Commissions(1)	$5,733	28%	$6,144	25%	$4,789	21%
Renewal Royalty Fees(2)	5,386	26%	5,754	23%	3,763	16%
New Business Commissions(1)	3,333	16%	3,401	14%	2,459	11%
New Business Royalty Fees(2)	2,048	10%	2,128	9%	1,355	6%
Agency Fees(1)	1,686	8%	1,995	8%	1,437	6%
Total Core Revenue	18,186	89%	19,422	78%	13,803	60%
Cost Recovery Revenue:
Initial Franchise Fees(2)	978	5%	2,310	9%	1,710	7%
Interest Income	169	1%	169	1%	135	1%
Total Cost Recovery Revenue	1,147	6%	2,479	10%	1,845	8%
Ancillary Revenue:
Contingent Commissions(1)	1,059	5%	2,961	12%	7,485	32%
Other Income(2)	33	—%	34	—%	—	—%
Total Ancillary Revenue	1,092	5%	2,995	12%	7,485	32%
Total Revenues	$20,425	100%	$24,896	100%	$23,133	100%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.

(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

Effects of Topic 606
The below illustrates the impact of Topic 606 on the Company's income statement line items for the three months ended March 31, 2020

	Three Months Ended March 31, 2020
(in thousands)	ASC 605	Impact of Adoption	ASC 606
Core Revenue:
Renewal Commissions(1)	6,144	(411)	$5,733
Renewal Royalty Fees(2)	5,754	(368)	5,386
New Business Commissions(1)	3,401	(68)	3,333
New Business Royalty Fees(2)	2,128	(80)	2,048
Agency Fees(1)	1,995	(309)	1,686
Total Core Revenue	19,422	(1,236)	18,186
Cost Recovery Revenue:
Initial Franchise Fees(2)	2,310	(1,332)	978
Interest Income	169	—	169
Total Cost Recovery Revenue	2,479	(1,332)	1,147
Ancillary Revenue:
Contingent Commissions(1)	2,961	(1,902)	1,059
Other Income(2)	34	(1)	33
Total Ancillary Revenue	2,995	(1,903)	1,092
Total Revenues	24,896	(4,471)	20,425
Operating Expenses:
Employee compensation and benefits, excluding equity-based compensation	13,077	(72)	13,005
General and administrative expenses	5,872	—	5,872
Bad debts	613	(304)	309
Total	19,562	(376)	19,186
Adjusted EBITDA	5,334	(4,095)	1,239
Adjusted EBITDA Margin	21%	(15)%	6%
Other income (expense)	66	—	66
Equity-based compensation	(498)	—	(498)
Interest expense	(604)	—	(604)
Depreciation and amortization	(540)	—	(540)
Tax expense	(458)	499	41
Net Income	3,300	(3,596)	(296)
Less: net income attributable to non-controlling interests	2,198	(2,338)	(140)
Net Income attributable to Goosehead Insurance Inc.	$1,102	$(1,258)	$(156)

Earnings (loss) per share:
Basic	$0.07	n/a	$(0.01)
Diluted	$0.07	n/a	$(0.01)
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three months ended March 31, 2020 and March 31, 2019. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Revenues:
Commissions and agency fees	$11,811	58%	$14,501	58%	$16,170	70%
Franchise revenues	8,445	41%	10,226	41%	6,828	30%
Interest income	169	1%	169	1%	135	1%
Total revenues	20,425	100%	24,896	100%	23,133	100%
Operating Expenses:
Employee compensation and benefits	13,503	67%	13,575	66%	9,191	64%
General and administrative expenses	5,872	29%	5,872	29%	4,430	31%
Bad debts	309	2%	613	3%	401	3%
Depreciation and amortization	540	3%	540	3%	423	3%
Total operating expenses	20,224	100%	20,600	100%	14,445	100%
Income from operations	201		4,296		8,688
Other Income (Expense):
Other income	66		66		—
Interest expense	(604)		(604)		(626)
Income (loss) before taxes	(337)		3,758		8,062
Tax expense (benefit)	(41)		458		744
Net income (loss)	(296)		3,300		7,318
Less: net income (loss) attributable to non-controlling interests	(140)		2,198		4,846
Net income (loss) attributable to Goosehead Insurance Inc.	$(156)		$1,102		$2,472

Revenues
For the three months ended March 31, 2020, revenue decreased by 12% to $20.4 million from $23.1 million for the three months ended March 31, 2019. On a comparable ASC 605 accounting basis, revenue increased $1.8 million or 8%.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.

The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenue:
Renewal Commissions	5,733	49%	6,144	43%	4,789	30%
New Business Commissions	3,333	28%	3,401	23%	2,459	15%
Agency Fees	1,686	14%	1,995	14%	1,437	9%
Total Core Revenue:	10,752	91%	11,540	80%	8,685	54%
Ancillary Revenue:
Contingent Commissions	1,059	9%	2,961	20%	7,485	46%
Commissions and agency fees	$11,811	100%	$14,501	100%	$16,170	100%

Renewal Commissions increased by $0.9 million or 20%, to $5.7 million for the three months ended March 31, 2020 from $4.8 million for the three months ended March 31, 2019. This increase is primarily attributable to an increase in the number of policies in the renewal term from March 31, 2019 to March 31, 2020, offset by a $410 thousand decrease related to adoption of ASC 606.
New Business Commissions increased by $0.9 million, or 36%, to $3.3 million for the three months ended March 31, 2020 from $2.5 million for the three months ended March 31, 2019. Revenue from Agency Fees increased by $249 thousand, or 17%, to $1.7 million for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019. These increases were primarily attributable to an increase in total sales agent head count to 241 at March 31, 2020, from 184 at March 31, 2019, a 31% increase, offset by a $377 thousand decrease related to adoption of ASC 606.
Revenue from Contingent Commissions decreased by $6.4 million, or 86%, to $1.1 million for the three months ended March 31, 2020 from $7.5 million for the three months ended March 31, 2019. The primary reason for this decrease is the change in accounting principle from the three months ended March 31, 2019 to the three months ended March 31, 2020. If the three months ended March 31, 2020 were reported under ASC 605, revenue from Contingent Commissions would have decreased $4.5 million or 60% due to higher loss ratios with our Carriers during 2019.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenues:
Renewal Royalty Fees	5,386	64%	5,754	56%	3,763	55%
New Business Royalty Fees	2,048	24%	2,128	21%	1,355	20%
Total Core Revenues:	7,434	88%	7,882	77%	5,118	75%
Cost Recovery Revenues:
Initial Franchise Fees	978	12%	2,310	23%	1,710	25%
Ancillary Revenues:
Other Franchise Revenues	33	—%	34	—%	—	—%
Franchise revenues	$8,445	100%	$10,226	100%	$6,828	100%

Revenue from Renewal Royalty Fees increased by $1.6 million, or 43%, to $5.4 million, for the three months ended March 31, 2020 from $3.8 million for the three months ended March 31, 2019. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term, and the higher Royalty Fee rate on renewal business compared to new business (50% vs. 20%, respectively), offset by a $367 thousand decrease related to adoption of ASC 606.
Revenue from New Business Royalty Fees increased by $0.7 million, or 51%, to $2.0 million for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises from March 31, 2019 to 2020, offset by a $81 thousand decrease related to adoption of ASC 606.
Revenues from Initial Franchise Fees decreased by $0.7 million or 43% to $978 thousand for the three months ended March 31, 2020 from $1.7 million during the three months ended March 31, 2019. The primary reason for this decrease is the change in account principle from the three months ended March 31, 2019 to the three months ended March 31, 2020. If the three months ended March 31, 2020 were reported under ASC 605, revenue from Initial Franchise Fees would have increased $600 thousand or 35%.
Interest income
Interest income increased by $34 thousand, or 25%, to $169 thousand for the three months ended March 31, 2020 from $135 thousand for the three months ended March 31, 2019. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $4.3 million, or 47%, to $13.5 million for the three months ended March 31, 2020 from $9.2 million for the three months ended March 31, 2019. The increase is caused by a 35% increase in total headcount from 2019 to 2020 and due to increases in employee development costs related to the timing of our annual internal meeting.
General and administrative expenses
General and administrative expenses increased by $1.4 million, or 33%, to $5.9 million for the three months ended March 31, 2020 from $4.4 million for the three months ended March 31, 2019. This increase was primarily attributable to higher costs associated with an increase in operating franchises and employees, and investments made in technology.
Bad debts
Bad debts decreased by $92 thousand for the three months ended March 31, 2020 to $309 thousand from $401 thousand for the three months ended March 31, 2019, driven by the adoption of ASC 606, partially offset by an increase in write offs associated to hire revenues from Agency Fees.
Depreciation and amortization
Depreciation and amortization increased by $117 thousand, or 28%, to $540 thousand for the three months ended March 31, 2020 from $423 thousand for the three months ended March 31, 2019. This increase was primarily attributable to the increase in fixed assets during the same period, including expansion of existing corporate offices and hardware for additional employees hired.
Interest expense
Interest expenses increased by $22 thousand, or 3%, to $604 thousand for the three months ended March 31, 2020 from $626 thousand for the three months ended March 31, 2019. This increase was primarily attributable to the Company refinancing the existing term loan, resulting in acceleration of previously capitalized interest, and was partially offset by at lower average amount outstanding.
Segment Adjusted EBITDA
Corporate Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel.

Corporate Channel Adjusted EBITDA decreased by $3.7 million, or 77%, to $1.1 million for the three months ended March 31, 2020 from $4.7 million for the three months ended March 31, 2019. The primary reason for this decrease is the change in account principle from the three months ended March 31, 2019 to the three months ended March 31, 2020. If the three months ended March 31, 2020 were reported under ASC 605, Corporate Channel Adjusted EBITDA would have decreased $2.3 million or 48%, driven by the decrease in Contingent Commissions received.
Franchise Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items.
Franchise Channel Adjusted EBITDA decreased by $4.5 million, or 80%, to $1.1 million for the three months ended March 31, 2020 from $5.6 million for the three months ended March 31, 2019.The primary reason for this decrease is the change in account principle from the three months ended March 31, 2019 to the three months ended March 31, 2020. If the three months ended March 31, 2020 were reported under ASC 605, Franchise Channel Adjusted EBITDA would have decreased $1.8 million or 33%, driven by the decrease in Contingent Commissions received.
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
For the three months ended March 31, 2020, the Company placed $214 million in Total Written Premium, representing growth of 46%, compared to $147 million for the three months ended March 31, 2019. The following tables shows Total Written Premium placed by channel for the three months ended and 2020 and 2019 (in thousands).

	Three Months Ended March 31,		% Change
	2020	2019
Corporate Channel Total Written Premium	$66,125	$50,675	30%
Franchise Channel Total Written Premium	148,012	96,199	54%
Total Written Premium	$214,137	$146,874	46%

Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of March 31, 2020, we had 530,000 in Policies in Force compared to 482,000 as of December 31, 2019 and 365,000 as of March 31, 2019, representing a 10% and 45% increase, respectively.
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
NPS has remained steady at 89 as of March 31, 2020 due to the service team’s continued focus on delivering highly differentiated service levels.

Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has remained steady at 88% at March 31, 2020 from December 31, 2019, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended March 31, 2020, we retained 90% of the premiums we distributed in the trailing twelve months ended March 31, 2019, which decreased modestly from the 91% premium retention at December 31, 2019. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended March 31, 2020, New Business Revenue grew 35% to $7.1 million, from $5.3 million for the three months ended March 31, 2019. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 31% and growth in operating franchises in the Franchise Channel of 36%, offset by $458 thousand related to the adoption of ASC 606.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended March 31, 2020, Renewal Revenue grew 30% to $11.1 million, from $8.6 million for the three months ended March 31, 2019. Growth in Renewal Revenue was driven by Client Retention of 88% at March 31, 2020. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue, offset by $778 thousand related to the adoption of ASC 606.
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
Core Revenue increased by $4.4 million, or 32%, to $18.2 million for the three months ended March 31, 2020 from $13.8 million for the three months ended March 31, 2019. The primary driver of the increase is increases in operating franchises, corporate agent sales headcount, and number of policies in the renewal term from March 31, 2019 to March 31, 2020. If the three months ended March 31, 2020 were reported under ASC 605, Core Revenue would have increased 41% to $19.4 million.

Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $0.7 million, or 38%, to $1.1 million for the three months ended March 31, 2020 from $1.8 million for the three months ended March 31, 2019. The primary driver of the decrease is the adoption of ASC 606. If the three months ended March 31, 2020 were reported under ASC 605, Cost Recovery Revenue would have increased 34% to $2.5 million.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue decreased by $6.4 million, or 85%, to $1.1 million for the three months ended March 31, 2020 from $7.5 million for the three months ended March 31, 2019. The primary driver of the decrease is the adoption of ASC 606. If the three months ended March 31, 2020 were reported under ASC 605, Ancillary Revenue would have decreased 60% to $3.0 million.
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

Adjusted EBITDA decreased by $8.2 million, or 87%, to $1.2 million for the three months ended March 31, 2020 from $9.5 million for the three months ended March 31, 2019. The primary driver of the decrease is the adoption of ASC 606. If the three months ended March 31, 2020 were reported under ASC 605, Adjusted EBITDA would have decreased by $4.1 million, driven by increased employee compensation and benefits and general and administrative expenses from additional hiring, as well as lower Contingent Commissions received in the three months ended March 31, 2020.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended March 31, 2020, Adjusted EBITDA Margin was 6% compared to 41% for the three months ended March 31, 2019. The primary driver of the decrease is the adoption of ASC 606. If the three months ended March 31, 2020 were reported under ASC 605, Adjusted EBITDA would have been 21%.

Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations

	Three Months Ended March 31,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Total Revenues	$20,425	$24,896	$23,133

Core Revenue:
Renewal Commissions(1)	$5,733	$6,144	$4,789
Renewal Royalty Fees(2)	5,386	5,754	3,763
New Business Commissions(1)	3,333	3,401	2,459
New Business Royalty Fees(2)	2,048	2,128	1,355
Agency Fees(1)	1,686	1,995	1,437
Total Core Revenue	18,186	19,422	13,803
Cost Recovery Revenue:
Initial Franchise Fees(2)	978	2,310	1,710
Interest Income	169	169	135
Total Cost Recovery Revenue	1,147	2,479	1,845
Ancillary Revenue:
Contingent Commissions(1)	1,059	2,961	7,485
Other Income(2)	33	34	—
Total Ancillary Revenue	1,092	2,995	7,485
Total Revenues	$20,425	$24,896	$23,133
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.
The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Net income (loss)	$(296)	$3,300	$7,318
Interest expense	604	604	626
Depreciation and amortization	540	540	423
Tax expense	(41)	458	744
Equity-based compensation	498	498	368
Other (income) expense	(66)	(66)	—
Adjusted EBITDA	$1,239	$5,334	$9,479
Adjusted EBITDA Margin(1)	6%	21%	41%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($1,239/$20,425), ($5,334/$24,896) and ($9,479/$23,133) for the three months ended March 31, 2020 (ASC 606 and 605, respectively) and 2019.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three months ended March 31, 2020 (in thousands, except per share amounts). Note that totals may not sum due to rounding:

	Three Months Ended March 31, 2020
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Earnings per share - basic (GAAP)	$(0.01)	$0.07	$0.17
Add: equity-based compensation(1)	0.01	0.01	0.01
Adjusted EPS (non-GAAP)	$—	$0.08	$0.18
(1) Calculated as equity-based compensation divided by sum of Class A and Class B shares [ $498 thousand / ( 15.6 million + 20.7 million )] for the three months ended March 31, 2020 and [ $368 thousand / ( 14.7 million + 21.5 million )] for the three months ended March 31, 2019.
Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Initial Franchise Fees and Royalty Fees; and (3) borrowings, interest payments and repayments under our credit agreement. As of March 31, 2020, our cash and cash equivalents balance was $10.8 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreement
On March 6, 2020, the Company refinanced its $13.0 million revolving credit facility and $40.0 million term note payable to a $25.0 million revolving credit facility and $80.0 million term note payable to finance general corporate purposes. The Company has until June 30, 2020 to draw down the $37.9 million additional term loan borrowing. The Company also has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities an additional $50.0 million.
The $25.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At March 31, 2020, the Company had $5.0 million drawn against the revolver and had a letter of credit of $333 thousand applied against the maximum borrowing availability. Thus, amounts available to draw totaled $19.7 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The term note is payable in quarterly installments of $500 thousand the first twelve months, $1.0 million the next twelve months and $2.0 million the last twelve months, with a balloon payment on March 6, 2023. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period. As of March 31, 2020, the Company had $42.1 million of the term note drawn, with the remaining $37.9 million required to be drawn by June 30, 2020.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Maturities of the term note payable for the next four years are as follows (in thousands):

Amount
2020	$1,500
2021	3,500
2022	7,000
2023	30,100
Total	$42,100

Loan origination fees of $717 thousand at March 31, 2020 are reflected as a reduction to the note balance and will be amortized through interest expense over three years (the term of the note payable). The amortization of these loan origination fees is included in interest expense.
The credit agreement contains covenants that, among other things, restrict our ability to make certain restricted payments (including a covenant that restricts Goosehead Financial, LLC’s ability to make dividends or other distributions to Goosehead Insurance, Inc.), incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments. We may voluntarily prepay in whole or in part the outstanding principal under our term note payable at any time prior to the maturity date. In addition, the credit agreement contains financial covenants requiring us to maintain our fixed charge coverage ratio at or above 1.20 to 1.00 and total debt to EBITDA (as defined in the credit agreement) ratio at or below 4.50 to 1.0 (with a step down to 4.00 to 1.00 with respect to any fiscal quarter ending on or after December 31, 2020). Pursuant to the credit agreement, a change of control default will be triggered when (x) any person or group other than Mark Jones and Robyn Jones or their controlled investment affiliates becomes the beneficial owner, directly or indirectly, of more than 50% of the aggregate ordinary voting power represented by our outstanding equity interests, unless Mark Jones and Robyn Jones or their controlled investment affiliates have the ability to elect or designate for election at least a majority of our board of directors or (y) Goosehead Insurance, Inc. ceases to directly own at least 35% of Goosehead Financial, LLC or Goosehead Insurance, Inc. ceases to be the managing member of Goosehead Financial, LLC. Such a default could result in the acceleration of repayment of our and our subsidiaries’ indebtedness, including borrowings under the revolving credit facility if not waived by the lenders under the credit agreement. The failure by Mark Jones and Robyn Jones to maintain either a minimum voting interest in us or the ability to elect or designate for election at least a majority of our board of directors could trigger a change of control default under our credit agreement.

As of March 31, 2020, the Company was in compliance with these covenants.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by (used for) operating activities	(1,475)	$1,802	$(3,277)
Net cash used for investing activities	(1,018)	(1,299)	281
Net cash (used for) financing activities	(817)	(745)	(72)
Net increase (decrease) in cash and cash equivalents	(3,310)	(242)	(3,068)
Cash and cash equivalents, and restricted cash, beginning of period	15,260	19,011	(3,751)
Cash and cash equivalents, and restricted cash, end of period	$11,950	$18,769	$(6,819)
Operating activities
Net cash used for operating activities was $1.5 million for the three months ended March 31, 2020 as compared to net cash provided by operating activities of $1.8 million for the three months ended March 31, 2019. This decrease in net cash provided by operating activities was attributable to a decrease in net income of $7.6 million, and an increase in cash used for prepaid expenses of $3.6 million, which was offset by $2.6 million increase in cash provided by commissions and agency fees receivable.
Business investment activities
Net cash used for business investment activities was $1.0 million for the three months ended March 31, 2020 as the Company continued expansion of corporate offices to support increased hiring, compared to net cash used in business investment activities of $1.3 million for the three months ended March 31, 2019.
Financing activities
Net cash used for financing activities was $0.8 million for the three months ended March 31, 2020 as compared to net cash provided by financing activities of $0.7 million for the three months ended March 31, 2019. This increase in net cash used for financing activities was attributable to an increase in tax distributions to Pre-IPO LLC members $0.8 million.This increase in net cash used for financing activities is further attributable to $0.5 million of capitalized loan origination fees, offset by $1.1 million of net proceeds from the refinancing of the Company's term note and revolving credit facility.
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
Tax receivable agreement
We entered into a tax receivable agreement with the Pre-IPO LLC Members on May 1, 2018 that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. See "Item 13. Certain relationships and related transactions, and director independence" of the Annual Report on Form 10-K.
Holders of Goosehead Financial, LLC Units (other than Goosehead Insurance, Inc.) may, subject to certain conditions and transfer restrictions described above, redeem or exchange their LLC Units for shares of Class A common stock of Goosehead Insurance, Inc. on a one-for-one basis. Goosehead Financial, LLC intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Goosehead Financial, LLC at the time of a redemption or exchange of LLC Units. The redemptions or exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Goosehead Financial, LLC. These increases in tax basis may reduce the amount of tax that Goosehead Insurance, Inc. would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the Pre-IPO LLC Members that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets resulting from (a) the purchase of LLC Units from any of the Pre-IPO LLC Members using the net proceeds from any future offering, (b) redemptions or exchanges by the Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or (c) payments under the tax receivable agreement and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. This payment obligation is an obligation of Goosehead Insurance, Inc. and not of Goosehead Financial, LLC. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Goosehead Insurance, Inc. (calculated with certain assumptions) to the amount of such taxes that Goosehead Insurance, Inc. would have been required to pay had there been no increase to the tax basis of the assets of Goosehead Financial, LLC as a result of the redemptions or exchanges and had Goosehead Insurance, Inc. not entered into the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. See "Item 13. Certain relationships and related transactions, and director independence" of the Annual Report on Form 10-K. We anticipate that we will account for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from future redemptions or exchanges as follows:
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of March 31, 2020, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$21,872	$2,831	$5,504	$4,907	$8,630
Debt obligations payable(2)	47,100	2,000	45,100	—	—
Interest expense(3)	2,804	2,804	—	—	—
Liabilities under the tax receivable agreement(4)	23,019	681	3,005	3,070	16,263
Total	$94,795	$8,316	$53,609	$7,977	$24,893

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $532 thousand and $447 thousand for the three months ended March 31, 2020 and 2019.
(2)The Company refinanced its credit facilities on March 6, 2020 in the form of a $80.0 million term loan, of which $42.1 million was drawn, and $25.0 million revolving credit facility, of which $5.0 million was drawn as of March 31, 2020. The Company has until June 30, 2020 to draw down the $37.9 million additional term loan borrowing.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of March 31, 2020.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation as it relates to our internal controls to minimize the impact on their design and operating effectiveness.

PART II

Item 1. Legal matters
The information required by this Item is incorporated by reference to "Part I, Item I, Note 13. Litigation" in the condensed consolidated financial statements included herein.

Item 1A. Risk factors
For a discussion of our potential risks and uncertainties, see the information set forth under Part I, Item 1A “Risk Factors” in the Annual Report on Form 10-K.
The global outbreak of the coronavirus disease ("COVID-19") has negatively impacted the global economy in a significant manner and may continue to do so for an extended period of time, and could also materially adversely affect our business and operating results
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world. On January 30, 2020, the WHO declared the outbreak of COVID-19 a ‘‘Public Health Emergency of International Concern.’’ On March 11, 2020 the WHO characterized the outbreak as a ‘‘pandemic’’. This outbreak of COVID-19 has resulted in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide.
The COVID-19 pandemic could materially adversely impact our business, results of operations and financial results, depending on numerous evolving factors that we may not be able to accurately predict, including: the duration and severity of the pandemic; business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the impact of COVID-19 on economic activity and governmental actions taken in response. As the COVID-19 outbreak and any associated protective or preventative measures continue to spread in the United States, we may experience disruptions to our business, including but not limited to: (a) our clients choosing to limit purchases of insurance due to declining business conditions, which would inhibit our ability to generate commission revenue and other revenue based on premiums placed; (b) decrease in home closing transactions which would imply a decrease in the purchase of new home insurance policies; (c) our clients defaulting on mortgages, which would affect the client’s ability to pay their home insurance premiums and affect the renewal of policies; (d) travel restrictions and quarantines leading to a lack of in-person meetings, which could hinder our ability to manage our sales successfully and to establish relationships or originate new business; (e) alternative working arrangements, including employees and Franchisees working and being trained remotely, which could negatively impact our business should such arrangements remain for an extended period of time.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance, will depend on future developments. To the extent that the COVID-19 pandemic adversely impacts our business, results of operations, liquidity or financial condition, it may also have the effect of increasing many of the other risks and uncertainties enumerated in the Annual Report on Form 10-K.
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

GOOSEHEAD INSURANCE, INC.

Date:	May 4, 2020	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2020	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)