Form 10-Q
period 2020-06-30
Goosehead Insurance, Inc.
filed 2020-07-31
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, there were 17,268,171 shares of Class A common stock outstanding and 19,270,133 shares of Class B common stock outstanding.

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020 [1]	2019 [2]	2020 [1]	2019 [2]
Revenues:
Commissions and agency fees	$18,248	$10,763	$30,059	$26,933
Franchise revenues	11,484	8,475	19,929	15,303
Interest income	192	148	361	283
Total revenues	29,924	19,386	50,349	42,519
Operating Expenses:
Employee compensation and benefits	15,904	10,378	29,407	19,569
General and administrative expenses	5,364	4,201	11,236	8,631
Bad debts	319	482	628	883
Depreciation and amortization	712	452	1,252	875
Total operating expenses	22,299	15,513	42,523	29,958
Income from operations	7,625	3,873	7,826	12,561
Other Income (Expense):
Other income	—	—	66	—
Interest expense	(479)	(626)	(1,083)	(1,252)
Income before taxes	7,146	3,247	6,809	11,309
Tax expense (benefit)	(240)	430	(281)	1,174
Net income	7,386	2,817	7,090	10,135
Less: net income attributable to non-controlling interests	4,007	1,914	3,867	6,760
Net income attributable to Goosehead Insurance, Inc.	$3,379	$903	$3,223	$3,375
Earnings per share:
Basic	$0.21	$0.06	$0.20	$0.23
Diluted	$0.19	$0.06	$0.18	$0.22
Weighted average shares of Class A common stock outstanding
Basic	16,458	14,876	16,011	14,545
Diluted	17,947	16,065	17,432	15,685

Dividends declared per share	$—	$—	$—	$0.41

(1) - The three and six months ended June 30, 2020 are reported under ASC 606
(2) - The three and six months ended June 30, 2019 are reported under ASC 605

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$54,318	$14,337
Restricted cash	1,488	923
Commissions and agency fees receivable, net	7,628	6,884
Receivable from franchisees, net	3,944	2,602
Prepaid expenses	4,981	1,987
Total current assets	72,359	26,733
Receivable from franchisees, net of current portion	13,199	11,014
Property and equipment, net of accumulated depreciation	12,349	9,542
Intangible assets, net of accumulated amortization	491	445
Deferred income taxes, net	41,424	15,537
Other assets	2,767	1,357
Total assets	$142,589	$64,628
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,152	$5,033
Premiums payable	1,488	923
Deferred rent	881	683
Contract liabilities	3,365	2,771
Note payable	2,500	4,000
Total current liabilities	12,386	13,410
Deferred rent, net of current portion	7,571	6,681
Note payable, net of current portion	81,272	42,161
Contract liabilities, net of current portion	23,395	20,024
Liabilities under tax receivable agreement, net of current portion	35,151	13,359
Total liabilities	159,775	95,635
Commitments and contingencies (see note 8)
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 17,084 shares issued and outstanding as of June 30, 2020, 15,238 shares issued and outstanding as of December 31, 2019	171	152
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 19,455 issued and outstanding as of June 30, 2020, 21,055 shares issued and outstanding as of December 31, 2019	194	210
Additional paid in capital	21,348	14,442
Accumulated deficit	(20,525)	(23,811)
Total stockholders' equity	1,188	(9,007)
Non-controlling interests	(18,374)	(22,000)
Total equity	(17,186)	(31,007)
Total liabilities and equity	$142,589	$64,628

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2020	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)
Distributions	—	—	—	—	—	—	—	(1,003)	(1,003)
Net loss	—	—	—	—	—	(156)	(156)	(140)	(296)
Equity-based compensation	—	—	—	—	498	—	498	—	498
Activity under employee stock purchase plan	3	—	—	—	116	—	116	—	116
Redemption of LLC Units	791	(791)	8	(8)	(869)	—	(869)	869	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,704	—	1,704	—	1,704
Balance March 31, 2020	16,032	20,264	160	202	15,891	(23,967)	(7,714)	(22,274)	(29,988)
Distributions	—	—	—	—	—	—	—	(859)	(859)
Net income	—	—	—	—	—	3,379	3,379	4,007	7,386
Exercise of stock options	241	—	3	—	2,404	—	2,407	—	2,407
Equity-based compensation	—	—	—	—	1,416	—	1,416	—	1,416
Activity under employee stock purchase plan	2	—	—	—	138	—	138	—	138
Redemption of LLC Units	809	(809)	8	(8)	(762)	—	(762)	762	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	2,261	—	2,261	53	2,314
Reallocation of Non-controlling interest	—	—	—		—	63	63	(63)	—
Balance June 30, 2020	17,084	19,455	171	194	21,348	(20,525)	1,188	(18,374)	(17,186)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2019	13,799	22,486	138	224	11,899	(20,761)	(8,500)	(16,703)	(25,203)
Distributions	—	—	—	—	—	—	—	(245)	(245)
Dividends declared	—	—	—	—	—	(5,962)	(5,962)	(9,038)	(15,000)
Net income	—	—	—	—	—	2,472	2,472	4,846	7,318
Equity-based compensation	—	—	—	—	368	—	368	—	368
Redemption of LLC Units	723	(723)	7	(7)	(679)	—	(679)	679	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	911	—	911	—	911
Balance March 31, 2019	14,522	21,763	145	217	12,499	(24,251)	(11,390)	(20,461)	(31,851)
Distributions	—	—	—	—	—	—	—	(2,708)	(2,708)
Net income	—	—	—	—	—	903	903	1,914	2,817
Equity-based compensation	—	—	—	—	368	—	368	—	368
Activity under employee stock purchase plan	3	—	—	—	142	—	142	—	142
Redemption of LLC Units	488	(488)	5	(5)	(477)	—	(477)	477	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	684	—	684	—	684
Balance June 30, 2019	15,013	21,275	150	212	13,216	(23,348)	(9,770)	(20,778)	(30,548)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$7,090	$10,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,540	982
Bad debt expense	628	883
Equity-based compensation	1,914	736
Impacts of Tax Receivable Agreement	22,472	9,126
Deferred income taxes	(21,869)	(8,945)
Changes in operating assets and liabilities:
Receivable from franchisees	(3,682)	(1,438)
Commissions and agency fees receivable	(1,235)	(892)
Prepaid expenses	(2,994)	(111)
Other assets	(1,410)	(69)
Accounts payable and accrued expenses	(1,546)	(935)
Deferred rent	1,087	1,042
Contract liabilities	3,965	—
Premiums payable	565	203
Unearned revenue	—	(35)
Payments pursuant to the tax receivable agreement	(9)	—
Net cash provided by operating activities	6,516	10,682
Cash flows from investing activities:
Proceeds from notes receivable	18	11
Purchase of software	(142)	(251)
Purchase of property and equipment	(3,969)	(1,636)
Net cash used for investing activities	(4,093)	(1,876)
Cash flows from financing activities:
Debt issuance costs	(677)	—
Repayment of note payable	(26,821)	(1,000)
Proceeds from notes payable	64,821
Proceeds from the issuance of Class A common stock	2,662	142
Member distributions and dividends	(1,862)	(17,953)
Net cash provided by (used for) financing activities	38,123	(18,811)
Net increase (decrease) in cash and restricted cash	40,546	(10,005)
Cash and cash equivalents, and restricted cash, beginning of period	15,260	19,011
Cash and cash equivalents, and restricted cash, end of period	$55,806	$9,006

Supplemental disclosures of cash flow data:
Cash paid during the year for interest	795	1,252
Cash paid for income taxes	250	875
See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization
On May 1, 2018 Goosehead Insurance, Inc. ("GSHD") completed an initial public offering (the “Offering”) of 9,810 thousand shares of Class A common stock at a price of $10.00 per share, which included 1,280 thousand shares issued pursuant to the underwriter's over-allotment option. Following completion of the Offering, GSHD owned 37.3% of Goosehead Financial, LLC (“GF”) and the Pre-IPO LLC Members owned the remaining 62.7%. GSHD is the sole managing member of GF and, although GSHD holds a minority economic interest in GF, GSHD has the sole voting power and control of management of GF. Accordingly, GSHD consolidates the financial results of GF and reports non-controlling interest in GSHD's condensed consolidated financial statements.
GF was organized on January 1, 2016 as a Delaware Limited Liability Company and is headquartered in Westlake, TX.
GSHD (collectively with its consolidated subsidiaries, the “Company”) provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned agencies and franchise units across the nation.
The Company had nine and seven corporate-owned locations in operation at June 30, 2020 and 2019, respectively. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended June 30, 2020 and 2019, the Company onboarded 60 and 57 franchise locations, respectively and had 730 and 535 operating franchise locations as of June 30, 2020 and 2019, respectively. No franchises were purchased by the Company during the three and six months ended June 30, 2020 or 2019.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at June 30, 2020, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three and six months ended June 30, 2020 and 2019. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
Impact of the coronavirus (“COVID-19”) pandemic
The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on various factors, including the duration and spread of the outbreak and its impact on home sales and consumer spending. To date, the pandemic has not increased our costs of or access to capital under our term note and revolving credit facility and we do not believe it is reasonably likely to in the future. In addition, we do not believe that the pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including under our term note and revolving credit facility. To date, the pandemic has not impacted the collectability of receivables or adversely affected our revenue. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Changes in consumer behavior linked to the COVID-19 pandemic may have contributed to reduced loss ratios through the six months ended June 30, 2020, increasing the amount of revenue from Contingent Commissions the Company expects to receive.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.
We are not presently aware of any events or circumstances arising from the COVID-19 pandemic, outside of those described above, that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained, any such changes will be recognized in the condensed consolidated financial statements. Accordingly, actual results could differ from those estimates as more information becomes known.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance Carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1.5 million and $579 thousand as of June 30, 2020 and 2019, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statement of cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$54,318	$8,427
Restricted cash	1,488	579
Cash and cash equivalents, and restricted cash	$55,806	$9,006

Recently Issued Accounting Pronouncements
Leases (ASU 2016-02): This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach, with the option to elect various practical expedients. Early adoption is permitted. The standard became effective for the Company January 1, 2020, but the Company is not required to present the impacts of the standard until it files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, at which point the company will become a large accelerated filer. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements. However, the Company expects the impact of this guidance on its consolidated financial statements could be significant, as its future minimum operating lease commitments totaled $26.0 million as of June 30, 2020.
Credit Losses (ASU 2016-13): Measurement of Credit Losses on Financial Instruments. Under the new guidance an entity is required to measure all credit losses on certain financial instruments, including trade receivables and various off-balance sheet credit exposures, using an expected credit loss model. This model incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these instruments. This standard became effective for the Company beginning January 1, 2020, but the Company is not required to present the impacts of the standard until it files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, at which point the company will become a large accelerated filer. The Company does not expect the adoption of this amendment will have a material impact on the Company's consolidated financial statements.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Impact on Financial Statements

The following tables summarize the impacts of adopting the revenue recognition standard on the Company’s condensed consolidated statement of income:

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Statement of Income
Three Months Ended June 30, 2020
Revenues:
Commissions and agency fees	15,252	2,996	18,248
Franchise revenues	12,111	(627)	11,484

Expenses:
Employee compensation and benefits	15,982	(78)	15,904
Bad debts	312	7	319
Tax expense (benefit)	(553)	313	(240)

Net income	5,259	2,127	7,386

Earnings per share:
Basic	0.16	0.05	0.21
Diluted	0.15	0.04	0.19

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Statement of Income
Six Months Ended June 30, 2020
Revenues:
Commissions and agency fees	29,753	306	30,059
Franchise revenues	22,336	(2,407)	19,929

Expenses:
Employee compensation and benefits	29,557	(150)	29,407
Bad Debts	925	(297)	628
Tax expense (benefit)	(94)	(187)	(281)

Net income	8,556	(1,466)	7,090

Earnings per share:
Basic	0.23	(0.03)	0.20
Diluted	0.22	(0.04)	0.18

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Balance Sheet
June 30, 2020
Assets:
Commissions and agency fees receivable, net(1)	2,707	4,921	7,628
Receivable from franchisees, net(1)	4,832	12,311	17,143
Deferred income taxes, net	41,104	320	41,424
Other assets	1,568	1,199	2,767

Liabilities:
Accounts payable and accrued expenses	3,843	309	4,152
Unearned revenue	25	(25)	—
Contract liabilities(1)	—	26,760	26,760
Liabilities under tax receivable agreement	35,128	23	35,151

Stockholders' Equity:
Accumulated Deficit	(17,155)	(3,370)	(20,525)
Non-controlling interests	(13,961)	(4,413)	(18,374)
Total equity	(9,403)	(7,783)	(17,186)
(1) - Includes both the current and long term portion of this balance.

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2020
Operating Cash Flows:
Net Income	8,556	(1,466)	7,090
Bad debt expense	925	(297)	628
Receivable from franchisees	(1,031)	(2,651)	(3,682)
Commissions and agency fees receivables	(1,132)	(103)	(1,235)
Other assets	(1,737)	327	(1,410)
Accounts payable and accrued expenses	(1,281)	(265)	(1,546)
Contract liabilities	—	3,965	3,965
Unearned revenue	(490)	490	—
Net cash provided by operating activities	6,516	—	6,516

3. Revenue

Commissions and fees
The Company earns new and renewal commissions paid by insurance Carriers and fees paid by its clients for the binding of insurance coverage. The transactions price is set as the estimated commissions to be received over the term of the policy, net of a constraint for policy changes and cancellations. These commissions and fees are earned

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Contingent Commission revenue is generated from contracts between the Company and insurance Carriers, for which the Company is compensated for certain growth, profitability, and other performance-based metrics. The performance obligations for Contingent Commissions will vary by contract, but generally include the Company increasing profitable written premium with the insurance Carrier. The transaction price for Contingent Commissions is estimated based on all available information and is recognized over time as the Company completes its performance obligations, as the underlying policies are placed, net of a constraint.
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
Incremental cost to obtain - The adoption of ASC 340 resulted in the Company deferring certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Franchise Channel, in which the Company pays an incremental amount of compensation on new Franchise Agreements. These incremental costs are deferred and amortized over a 10-year period, which is consistent with the term of the contract.
Costs to fulfill - The Company has evaluated the need to capitalize costs to fulfill customer contracts and has determined that there are no costs that meet the definition for capitalization under ASC 340.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by Segment and source (in thousands):

Three Months Ended June 30, 2020:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$7,718	$7,718
New Business Commissions	—	4,329	4,329
Agency Fees	—	2,185	2,185
Contingent Commissions	2,774	1,242	4,016
Franchise revenues
Renewal Royalty Fees	7,903	—	7,903
New Business Royalty Fees	2,599	—	2,599
Initial Franchise Fees	901	—	901
Other Franchise Revenues	81	—	81
Interest Income	192	—	192
Total Revenues	$14,450	$15,474	$29,924

Timing of revenue recognition:
Transferred at a point in time	$—	$14,232	$14,232
Transferred over time	14,450	1,242	15,692
Total Revenues	$14,450	$15,474	$29,924

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2020:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$13,451	$13,451
New Business Commissions	—	7,662	7,662
Agency Fees	—	3,871	3,871
Contingent Commissions	3,468	1,607	5,075
Franchise revenues
Renewal Royalty Fees	13,289	—	13,289
New Business Royalty Fees	4,647	—	4,647
Initial Franchise Fees	1,879	—	1,879
Other Franchise Revenues	114	—	114
Interest Income	361	—	361
Total Revenues	$23,758	$26,591	$50,349

Timing of revenue recognition:
Transferred at a point in time	$—	$24,984	$24,984
Transferred over time	23,758	1,607	25,365
Total Revenues	$23,758	$26,591	$50,349

Contract Balances

The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	June 30, 2020	December 31, 2019	Increase/(decrease)
Cost to obtain franchise contracts(1)	1,153	$1,004	$149
Commissions and agency fees receivable, net(2)	7,628	6,884	744
Receivable from franchisees(2)	17,143	13,616	3,527
Contract liability(3)	26,760	22,795	3,965
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract

Significant changes in contract liabilities are as follows (in thousands):

Contract liability at December 31, 2019	$22,795
Revenue recognized during the period	(1,879)
New deferrals(1)	5,844
Contract liability at June 30, 2020	26,760
(1) Initial Franchise Fees where the consideration is received from the customer for services which are to be transferred to the Franchisee over the term of the Franchise Agreement

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Franchise fees receivable(1)	$18,855	$15,314
Less: Unamortized discount(1)	(4,858)	(3,771)
Less: Allowance for uncollectible franchise fees(1)	(92)	(52)
Net franchise fees receivable(1)	$13,905	$11,491
(1) Includes both the current and long term portion of this balance
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2019	$52
Charges to bad debts	137
Write offs	(97)
Balance at June 30, 2020	$92

Balance at December 31, 2018	$455
Charges to bad debts	367
Write offs	(289)
Balance at June 30, 2019	$533

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible Agency Fees was as follows (in thousands):

Balance at December 31, 2019	$178
Charges to bad debts	491
Write offs	(359)
Balance at June 30, 2020	$310

Balance at December 31, 2018	$242
Charges to bad debts	516
Write offs	(472)
Balance at June 30, 2019	$286

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Furniture & fixtures	$4,010	$3,012
Computer equipment	2,242	1,480
Network equipment	324	268
Phone system	940	885
Leasehold improvements	11,165	9,073
Total	18,681	14,718
Less accumulated depreciation	(6,332)	(5,176)
Property and equipment, net	$12,349	$9,542

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
The $25.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At June 30, 2020 the Company was accruing interest at LIBOR plus 200 basis points. At June 30, 2020, the Company had $5.0 million drawn against the revolver and had a letter of credit of $333 thousand applied against the maximum borrowing availability, payable on March 6, 2023. Thus, amounts available to draw totaled $19.7 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The term note is payable in quarterly installments of $500 thousand the first twelve months, $1.0 million the next twelve months and $2.0 million the last twelve months, with a balloon payment on March 6, 2023. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period. At June 30, 2020 the Company was accruing interest at LIBOR plus 200 basis points. On June 24, 2020 the Company drew down the remaining $37.9 million of the term loan. As of June 30, 2020, the Company had $79.5 million of the term note drawn.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable for the next four years are as follows (in thousands):

Amount
2020	$1,000
2021	3,500
2022	7,000
2023	68,000
Total	$79,500

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of June 30, 2020, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at June 30, 2020 and December 31, 2019, approximates fair value using Level 2 inputs, described below.
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

8. Commitments and Contingencies
The Company leases its facilities under non-cancelable operating leases, expiring in various years through 2029. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $0.6 million and $1.1 million for the three and six months ended June 30, 2020 and $0.4 million and $0.9 million for three and six months ended June 30, 2019.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a schedule of future minimum lease payments as of June 30, 2020 (in thousands):

Amount
2020	$1,661
2021	3,507
2022	3,491
2023	3,324
2024	3,156
Thereafter	10,814
Total	$25,953

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
Income tax expense (benefit)
Provision for/(benefit from) income taxes for the three and six months ended June 30, 2020 was $(240) thousand and $(281) thousand compared to $430 thousand and $1.2 million for the three and six months ended June 30, 2019. The effective tax rate was (3)% and (4)% for the three and six months ended June 30, 2020 and 13% and 10% for the three and six months ended June 30, 2019. These effective tax rates are calculated using extended values from our condensed consolidated statements of income, and are therefore more precise tax rates than can be calculated from rounded values. The decrease in the effective tax rate for the period ended June 30, 2020 compared to the period ended June 30, 2019 was primarily due to exercises of employee stock options resulting in excess tax deductible expenses.
Deferred taxes
Deferred tax assets at June 30, 2020 were $41.4 million compared to $15.5 million at December 31, 2019. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the three and six months ended June 30, 2020.
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
During the three and six months ended June 30, 2020, an aggregate of 809 thousand and 1,600 thousand LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 809 thousand and 1,600 thousand LLC Units, which

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of June 30, 2020, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $35.8 million, of which $681 thousand was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of June 30, 2020.
10. Stockholders' Equity
Class A Common Stock
GSHD has a total of 17,084 thousand shares of its Class A common stock outstanding at June 30, 2020. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 19,455 thousand shares of its Class B common stock outstanding at June 30, 2020. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and six months ended June 30, 2020 and 2019, divided by the basic weighted average number of Class A common stock as of June 30, 2020 and June 30, 2019 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities (in thousands, except per share amounts). The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Income before taxes	$7,146	$3,247	$6,809	$11,309
Less: income before taxes attributable to non-controlling interests	4,007	1,952	3,867	6,861
Income before taxes attributable to GSHD	3,139	1,295	2,942	4,448
Less: income tax expense (benefit) attributable to GSHD	(240)	392	(281)	1,073
Net income attributable to GSHD	$3,379	$903	$3,223	$3,375
Denominator:
Weighted average shares of Class A common stock outstanding - basic	16,458	14,876	16,011	14,545
Effect of dilutive securities:
Stock options	1,489	1,189	1,421	1,140
Weighted average shares of Class A common stock outstanding - diluted	17,947	16,065	17,432	15,685

Earnings per share of Class A common stock - basic	$0.21	$0.06	$0.20	$0.23
Earnings per share of Class A common stock - diluted	$0.19	$0.06	$0.18	$0.22

11. Non-controlling interest
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and six months ended June 30, 2020, GF made distributions of $1.5 million and $3.3 million, of which $0.9 million and $1.9 million where made to Pre-IPO LLC Members. The remaining $0.7 million and $1.4 million were made to GSHD and were eliminated in consolidation. For the three and six months ended June 30, 2019, GF made distributions of $4.5 million and $5.0 million, of which $2.7 million and $3.0 million were made to Pre-IPO LLC Members. The remaining $1.8 million and $2.0 million were made to GSHD and were eliminated in consolidation.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
During the three and six months ended June 30, 2020, an aggregate of 809 thousand and 1,600 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 809 thousand and 1,600 thousand shares of Class A common stock in connection with these redemptions and received 809 thousand and 1,600 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 809 thousand and 1,600 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of June 30, 2020 (in thousands):

	June 30, 2020
	LLC Units	Ownership %
Number of LLC Units held by GSHD	17,084	46.8%
Number of LLC Units held by non-controlling interest holders	19,455	53.2%
Number of LLC Units outstanding	36,539	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2020 was 54.8% and 56.0%, respectively.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three and six months ended June 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income attributable to Goosehead Insurance Inc.	$3,379	$903	$3,223	$3,375
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(762)	(477)	(1,631)	(1,156)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	138	142	254	142
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$2,755	$568	$1,846	$2,361

12. Equity-Based Compensation
Stock option expense was $1,416 thousand and $1,914 thousand three and six months ended June 30, 2020, respectively. Stock option expense was $368 thousand and $735 thousand for the three and six months ended June 30, 2019, respectively.
On April 1, 2020, the Company granted an additional 900,000 stock options to its Managing Directors at an exercise price equal to $40.88 per share. The grant date fair value of $16.31 per option was determined using the Black-Scholes valuation model using the following assumptions:

Expected volatility	40%
Expected dividend yield	—%
Expected term (in years)	6.5
Risk-free interest rate	0.47%

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended June 30, 2020
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$7,718	$—	$7,718
Agency Fees	—	2,185	—	2,185
New Business Commissions	—	4,329	—	4,329
Contingent Commissions	2,774	1,242	—	4,016
Total Commissions and Agency Fees	2,774	15,474	—	18,248
Franchise revenue
Renewal Royalty Fees	7,903	—	—	7,903
New Business Royalty Fees	2,599	—	—	2,599
Initial Franchise Fees	901	—	—	901
Other Income	81	—	—	81
Total Franchise Revenues	11,484	—	—	11,484
Interest income
Interest Income	192	—	—	192
Total Interest Income	192	—	—	192
Total Revenues	14,450	15,474	—	29,924
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	5,965	8,523	—	14,488
General and administrative expenses	1,934	2,621	809	5,364
Bad debts	56	263	—	319
Total Operating Expenses	7,955	11,407	809	20,171
Adjusted EBITDA	6,495	4,067	(809)	9,753
Other income (expense)	—	—	—	—
Equity based compensation	—	—	(1,416)	(1,416)
Interest expense	—	—	(479)	(479)
Depreciation and amortization	(396)	(316)	—	(712)
Income tax benefit	—	—	240	240
Net income	$6,099	$3,751	$(2,464)	$7,386
June 30, 2020:
Total Assets	$31,904	$21,818	$88,867	$142,589

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended June 30, 2019:
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$5,899	$—	$5,899
Agency Fees	—	1,740	—	1,740
New Business Commissions	—	3,013	—	3,013
Contingent Commissions	91	20	—	111
Total Commissions and Agency Fees	91	10,672	—	10,763
Franchise revenue
Renewal Royalty Fees	5,062	—	—	5,062
New Business Royalty Fees	1,864	—	—	1,864
Initial Franchise Fees	1,515	—	—	1,515
Other Income	34	—	—	34
Total Franchise Revenues	8,475	—	—	8,475
Interest income
Interest Income	148	—	—	148
Total Interest Income	148	—	—	148
Total Revenues	8,714	10,672	—	19,386
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	4,038	5,972	—	10,010
General and administrative expenses	1,531	2,078	592	4,201
Bad debts	207	275	—	482
Total Operating Expenses	5,776	8,325	592	14,693
Adjusted EBITDA	2,938	2,347	(592)	4,693
Equity based compensation	—	—	(368)	(368)
Interest expense	—	—	(626)	(626)
Depreciation and amortization	(218)	(234)	—	(452)
Taxes	—	—	(430)	(430)
Net income	$2,720	$2,113	$(2,016)	$2,817
June 30, 2019:
Total Assets	$13,165	$7,018	$17,909	$38,092

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Six months ended June 30, 2020
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$13,451	$—	$13,451
Agency Fees	—	3,871	—	3,871
New Business Commissions	—	7,662	—	7,662
Contingent Commissions	3,468	1,607	—	5,075
Total Commissions and Agency Fees	3,468	26,591	—	30,059
Franchise revenue
Renewal Royalty Fees	13,289	—	—	13,289
New Business Royalty Fees	4,647	—	—	4,647
Initial Franchise Fees	1,879	—	—	1,879
Other Income	114	—	—	114
Total Franchise Revenues	19,929	—	—	19,929
Interest income
Interest Income	361	—	—	361
Total Interest Income	361	—	—	361
Total Revenues	23,758	26,591	—	50,349
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	11,861	15,632	—	27,493
General and administrative expenses	4,159	5,330	1,747	11,236
Bad debts	137	491	—	628
Total Operating Expenses	16,157	21,453	1,747	39,357
Adjusted EBITDA	7,601	5,138	(1,747)	10,992
Other income (expense)	66	—	—	66
Equity based compensation	—	—	(1,914)	(1,914)
Interest expense	—	—	(1,083)	(1,083)
Depreciation and amortization	(709)	(543)	—	(1,252)
Income tax benefit	—	—	281	281
Net income	$6,958	$4,595	$(4,463)	$7,090
June 30, 2020:
Total Assets	$31,904	$21,818	$88,867	$142,589

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Six months ended June 30, 2019:
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$10,688	$—	$10,688
Agency Fees	—	3,177	—	3,177
New Business Commissions	—	5,472	—	5,472
Contingent Commissions	4,306	3,290	—	7,596
Total Commissions and Agency Fees	4,306	22,627	—	26,933
Franchise revenue
Renewal Royalty Fees	8,825	—	—	8,825
New Business Royalty Fees	3,219	—	—	3,219
Initial Franchise Fees	3,225	—	—	3,225
Other Income	34	—	—	34
Total Franchise Revenues	15,303	—	—	15,303
Interest income
Interest Income	283	—	—	283
Total Interest Income	283	—	—	283
Total Revenues	19,892	22,627	—	42,519
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	7,795	11,039	—	18,834
General and administrative expenses	3,162	3,980	1,489	8,631
Bad debts	367	516	—	883
Total Operating Expenses	11,324	15,535	1,489	28,348
Adjusted EBITDA	8,568	7,092	(1,489)	14,171
Equity based compensation	—	—	(735)	(735)
Interest expense	—	—	(1,252)	(1,252)
Depreciation and amortization	(402)	(473)	—	(875)
Income tax benefit	—	—	(1,174)	(1,174)
Net income	$8,166	$6,619	$(4,650)	$10,135
June 30, 2019:
Total Assets	$13,165	$7,018	$17,909	$38,092

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
16. Subsequent events
On July 30, 2020, GF approved an extraordinary dividend in the aggregate amount of $42.0 million payable to holders of LLC Units, including GSHD. The board of directors of the Company subsequently declared an extraordinary dividend of $1.15 (rounded) to all holders of Class A common stock of GSHD with a record date of August 10, 2020, paid on or before August 24, 2020. A summary of the total amounts declared by GF is as follows (in thousands):

	LLC Units held as of July 30, 2020	Estimated dividend to be paid
Class A common stockholders	17,263	$19,843
Class B common stockholders via LLC Units held	19,276	22,157
Total	36,539	$42,000
Any future extraordinary dividends will be declared at the sole discretion of the Company as GF's managing member with respect to GF and the Company's board of directors with respect to the Company.  In determining whether a future extraordinary dividend will be declared by the Company, the board of directors may, at its sole discretion, consider the following: the Company's financial condition and operating results, the Company's available cash and current and anticipated cash needs, the Company's capital requirements, any contractual, legal, tax and regulatory restrictions, general economic and business conditions, and such other factors or conditions as the board of directors deems relevant.

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
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 58% of the company, representing our commitment to the long-term success of the Company.
Financial Highlights for the Second Quarter of 2020:
•Total revenue increased 54% from the second quarter of 2019 to $29.9 million; on a comparable ASC 605 accounting basis, revenue increased $8.2 million or 42%
•Core Revenue* increased by 41% from second quarter of 2019 to $24.7 million; on a comparable ASC 605 accounting basis, Core Revenue increased $7.2 million or 41%
•Total Written Premiums placed increased 41% from the prior-year period to $274 million
•Net income increased by $4.6 million from the second quarter of 2019 to $7.4 million; on a comparable ASC 605 accounting basis, net income increased by $2.4 million
•Adjusted EBITDA* increased 108% from the second quarter of 2019 to $9.8 million, or 33% of total revenues. On a comparable ASC 605 accounting basis, Adjusted EBITDA increased by $2.6 million.
•Franchise Channel Adjusted EBITDA increased 121% from the second quarter of 2019 to $6.5 million, or 45% of Franchise Channel revenues. On a comparable ASC 605 accounting basis, Franchise Channel Adjusted EBITDA increased by $2.0 million or 70%.
•Corporate Channel Adjusted EBITDA decreased 73% from the second quarter of 2019 to $4.1 million, or 26% of Corporate Channel revenues. On a comparable ASC 605 accounting basis, Corporate Channel Adjusted EBITDA increased by $0.8 million or 34%.
•Basic and diluted earnings per share were $0.21 and $0.19, respectively, and Adjusted EPS*, a non-GAAP measure, was $0.25 for the three months ended June 30, 2020
•Policies in Force increased 45% from June 30, 2019 to 590,000 at June 30, 2020
•Corporate sales headcount increased 49% from June 30, 2019 to 317 at June 30, 2020
◦As of June 30, 2020, 182 of these Corporate sales agents had less than one year of tenure and 135 had greater than one year of tenure
•Total franchises increased 48% compared to the prior year period to 1,132; total operating franchises increased 36% from June 30, 2019 to 730 at June 30, 2020
◦In Texas as of June 30, 2020, 26 operating Franchisees had less than one year of tenure and 182 operating Franchisees had greater than one year of tenure.
◦Outside of Texas as of June 30, 2020, 235 operating Franchisees had less than one year of tenure and 287 had greater than one year of tenure.
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
During the first quarter, the Company reduced workforce density at all corporate offices by requiring employees to work from home. Additionally, the Company indefinitely suspended all corporate travel, field support visits, in-person marketing efforts and in-person team meetings. Leveraging the Company's cloud based technology, video conferencing technology and importantly the Company's mortgage activity database to continue marketing efforts allowed operations to be largely uninterrupted. Changes in consumer behavior linked to the COVID-19 pandemic, may have resulted in reduced loss ratios through the six months ended June 30, 2020, increasing the amount of revenue from Contingent Commissions the Company expects to receive.
During the first quarter, we took steps to strengthen our liquidity, including amending our credit agreement on March 6, 2020 to increase the term loan available borrowing to $80.0 million and to increase the amount available under our revolving credit facility to $25.0 million. Because of the continued strength and resiliency of our business and our outlook for the remainder of 2020, we declared a special dividend to be distributed during the third quarter. See "Liquidity and capital resources”.
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
For the three months ended June 30, 2020, revenue increased by 54% to $29.9 million from $19.4 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, revenue increased by 18% to $50.3 million from $42.5 million for the six months ended June 30, 2019. For the three and six months ended June 30, 2020 if results were reported under ASC 605, total revenue would have grown 42% to $27.6 million and 23% to $52.4 million, respectively. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 41% to $274 million for the three months ended June 30, 2020 from $194 million for the three months ended June 30, 2019 and 43% to $488 million for the six months ended June 30, 2020 from $341 million for the six months ended June 30, 2019. Total Written Premiums drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended June 30,
(in thousands)	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenue:
Renewal Commissions(1)	$7,718	26%	$7,712	28%	$5,899	30%
Renewal Royalty Fees(2)	7,903	26%	7,815	28%	5,062	26%
New Business Commissions(1)	4,329	14%	4,333	16%	3,013	16%
New Business Royalty Fees(2)	2,599	9%	2,610	9%	1,864	10%
Agency Fees(1)	2,185	7%	2,344	9%	1,740	9%
Total Core Revenue	24,734	83%	24,814	90%	17,578	91%
Cost Recovery Revenue:
Initial Franchise Fees(2)	901	3%	1,605	6%	1,515	8%
Interest Income	192	1%	192	1%	148	1%
Total Cost Recovery Revenue	1,093	4%	1,797	7%	1,663	9%
Ancillary Revenue:
Contingent Commissions(1)	4,016	13%	863	3%	111	1%
Other Income(2)	81	—%	81	—%	34	—%
Total Ancillary Revenue	4,097	14%	944	3%	145	1%
Total Revenues	$29,924	100%	$27,555	100%	$19,386	100%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are in.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

	Six Months Ended June 30,
(in thousands)	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenue:
Renewal Commissions(1)	$13,451	27%	$13,856	26%	$10,688	25%
Renewal Royalty Fees(2)	13,289	26%	13,569	26%	8,825	21%
New Business Commissions(1)	7,662	15%	7,734	15%	5,472	13%
New Business Royalty Fees(2)	4,647	9%	4,738	9%	3,219	8%
Agency Fees(1)	3,871	8%	4,339	8%	3,177	7%
Total Core Revenue	42,920	85%	44,236	84%	31,381	74%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,879	4%	3,915	7%	3,225	8%
Interest Income	361	1%	361	1%	283	1%
Total Cost Recovery Revenue	2,240	4%	4,276	8%	3,508	8%
Ancillary Revenue:
Contingent Commissions(1)	5,075	10%	3,824	7%	7,596	18%
Other Income(2)	114	—%	114	—%	34	—%
Total Ancillary Revenue	5,189	10%	3,938	8%	7,630	18%
Total Revenues	$50,349	100%	$52,450	100%	$42,519	100%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

Effects of Topic 606
The below illustrates the impact of Topic 606 on the Company's income statement line items for the three and six months ended June 30, 2020

	Three Months Ended June 30, 2020
(in thousands)	ASC 605	Impact of Adoption	ASC 606
Core Revenue:
Renewal Commissions(1)	7,712	6	$7,718
Renewal Royalty Fees(2)	7,815	88	7,903
New Business Commissions(1)	4,333	(4)	4,329
New Business Royalty Fees(2)	2,610	(11)	2,599
Agency Fees(1)	2,344	(159)	2,185
Total Core Revenue	24,814	(80)	24,734
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,605	(704)	901
Interest Income	192	—	192
Total Cost Recovery Revenue	1,797	(704)	1,093
Ancillary Revenue:
Contingent Commissions(1)	863	3,153	4,016
Other Income(2)	81	—	81
Total Ancillary Revenue	944	3,153	4,097
Total Revenues	27,555	2,369	29,924
Operating Expenses:
Employee compensation and benefits, excluding equity-based compensation	14,566	(78)	14,488
General and administrative expenses	5,364	—	5,364
Bad debts	312	7	319
Total	20,242	(71)	20,171
Adjusted EBITDA	7,313	2,440	9,753
Adjusted EBITDA Margin	27%	6%	33%
Other income (expense)	—	—	—
Equity-based compensation	(1,416)	—	(1,416)
Interest expense	(479)	—	(479)
Depreciation and amortization	(712)	—	(712)
Tax benefit (expense)	553	793	240
Net Income	5,259	3,233	7,386
Less: net income attributable to non-controlling interests	2,585	1,422	4007
Net Income attributable to Goosehead Insurance Inc.	$2,674	$1,811	$3,379

Earnings per share:
Basic	$0.16	0.05	$0.21
Diluted	$0.15	0.04	$0.19
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

	Six Months Ended June 30, 2020
(in thousands)	ASC 605	Impact of Adoption	ASC 606
Core Revenue:
Renewal Commissions(1)	13,856	(405)	$13,451
Renewal Royalty Fees(2)	13,569	(280)	13,289
New Business Commissions(1)	7,734	(72)	7,662
New Business Royalty Fees(2)	4,738	(91)	4,647
Agency Fees(1)	4,339	(468)	3,871
Total Core Revenue	44,236	(1,316)	42,920
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,915	(2,036)	1,879
Interest Income	361	—	361
Total Cost Recovery Revenue	4,276	(2,036)	2,240
Ancillary Revenue:
Contingent Commissions(1)	3,824	1,251	5,075
Other Income(2)	114	—	114
Total Ancillary Revenue	3,938	1,251	5,189
Total Revenues	52,450	(2,101)	50,349
Operating Expenses:
Employee compensation and benefits, excluding equity-based compensation	27,643	(150)	27,493
General and administrative expenses	11,236	—	11,236
Bad debts	925	(297)	628
Total	39,804	(447)	39,357
Adjusted EBITDA	12,646	(1,654)	10,992
Adjusted EBITDA Margin	24%	(2)%	22%
Other income (expense)	66	—	66
Equity-based compensation	(1,914)	—	(1,914)
Interest expense	(1,083)	—	(1,083)
Depreciation and amortization	(1,252)	—	(1,252)
Tax benefit (expense)	94	187	281
Net Income	8,557	(1,467)	7,090
Less: net income attributable to non-controlling interests	4,782	(914)	3,867
Net Income attributable to Goosehead Insurance Inc.	$3,775	$(553)	$3,223

Earnings per share:
Basic	$0.23	$(0.03)	$0.20
Diluted	$0.22	$(0.04)	$0.18
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and six months ended June 30, 2020 and June 30, 2019. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Revenues:
Commissions and agency fees	$18,248	61%	$15,252	55%	$10,763	56%
Franchise revenues	11,484	38%	12,111	44%	8,475	44%
Interest income	192	1%	192	1%	148	1%
Total revenues	29,924	100%	27,555	100%	19,386	100%
Operating Expenses:
Employee compensation and benefits	15,904	71%	15,982	71%	10,378	67%
General and administrative expenses	5,364	24%	5,364	24%	4,201	27%
Bad debts	319	1%	312	1%	482	3%
Depreciation and amortization	712	3%	712	3%	452	3%
Total operating expenses	22,299	100%	22,370	100%	15,513	100%
Income from operations	7,625		5,185		3,873
Other Income (Expense):
Other income	—		—		—
Interest expense	(479)		(479)		(626)
Income before taxes	7,146		4,706		3,247
Tax expense (benefit)	(240)		(553)		430
Net income	7,386		5,259		2,817
Less: net income attributable to non-controlling interests	4,007		2,585		1,914
Net income attributable to Goosehead Insurance Inc.	$3,379		$2,674		$903

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Revenues:
Commissions and agency fees	$30,059	60%	$29,753	57%	$26,933	63%
Franchise revenues	19,929	40%	22,336	43%	15,303	36%
Interest income	361	1%	361	1%	283	1%
Total revenues	50,349	100%	52,450	100%	42,519	100%
Operating Expenses:
Employee compensation and benefits	29,407	69%	29,557	69%	19,569	65%
General and administrative expenses	11,236	26%	11,236	26%	8,631	29%
Bad debts	628	1%	925	2%	883	3%
Depreciation and amortization	1,252	3%	1,252	3%	875	3%
Total operating expenses	42,523	100%	42,970	100%	29,958	100%
Income from operations	7,826		9,480		12,561
Other Income (Expense):
Other income	66		66		—
Interest expense	(1,083)		(1,083)		(1,252)
Income before taxes	6,809		8,463		11,309
Tax expense (benefit)	(281)		(94)		1,174
Net income	7,090		8,557		10,135
Less: net income attributable to non-controlling interests	3,867		4,782		6,760
Net income attributable to Goosehead Insurance Inc.	$3,223		$3,775		$3,375

Revenues
For the three months ended June 30, 2020, revenue increased by 54% to $29.9 million from $19.4 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, revenue increased by 18% to $50.3 million from $42.5 million six months ended June 30, 2019. On a comparable ASC 605 accounting basis, revenue increased $8.2 million or 42% for the three months ended June 30, 2020 and increased $9.9 million or 23% for the six months ended June 30, 2020.

Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenue:
Renewal Commissions	7,718	42%	7,712	52%	5,899	55%
New Business Commissions	4,329	24%	4,333	28%	3,013	28%
Agency Fees	2,185	12%	2,344	15%	1,740	16%
Total Core Revenue:	14,232	78%	14,389	94%	10,652	99%
Ancillary Revenue:
Contingent Commissions	4,016	22%	863	6%	111	1%
Commissions and agency fees	$18,248	100%	$15,252	100%	$10,763	100%

	Six Months Ended June 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenue:
Renewal Commissions	13,451	45%	13,856	47%	10,688	40%
New Business Commissions	7,662	25%	7,734	26%	5,472	20%
Agency Fees	3,871	13%	4,339	15%	3,177	12%
Total Core Revenue:	24,984	83%	25,929	87%	19,337	72%
Ancillary Revenue:
Contingent Commissions	5,075	17%	3,824	13%	7,596	28%
Commissions and agency fees	$30,059	100%	$29,753	100%	$26,933	100%

Renewal Commissions increased by $1.8 million or 31%, to $7.7 million for the three months ended June 30, 2020 from $5.9 million for the three months ended June 30, 2019. Renewal Commissions increased by $2.8 million or 26%, to $13.5 million for the six months ended June 30, 2020 from $10.7 million for the six months ended June 30, 2019. These increases were primarily attributable to an increase in the number of policies in the renewal term from June 30, 2019 to June 30, 2020.
New Business Commissions increased by $1.3 million, or 44%, to $4.3 million for the three months ended June 30, 2020 from $3.0 million for the three months ended June 30, 2019. Revenue from Agency Fees increased by $445 thousand, or 26%, to $2.2 million for the three months ended June 30, 2020 from $1.7 million for the three months ended June 30, 2019. New Business Commissions increased by $2.2 million or 40% for the six months ended June 30, 2020 from $5.5 million for the six months ended June 30, 2019. Revenue from Agency Fees increased by $694 thousand, or 22%, to $3.9 million for the six months ended June 30, 2020 from $3.2 million for the six months ended June 30, 2019. These increases were primarily attributable to a 49% increase in total sales agent head count to 317 at June 30, 2020, from 213 at June 30, 2019.
Revenue from Contingent Commissions increased by $3.9 million, to $4.0 million for the three months ended June 30, 2020 from $0.1 million for the three months ended June 30, 2019. Revenue from Contingent Commissions decreased by $2.5 million, or 33%, to $5.1 million for the six months ended June 30, 2020 from $7.6 million for the six months ended June 30, 2019.The primary reason for the change in both the three and six month periods is the adoption of ASC 606. If the three months ended June 30, 2020 were reported under ASC 605, revenue from

Contingent Commissions would have increased $0.8 million or 678% due to the timing of receipt of contingent commission in the 2020 compared to 2019. If the six months ended June 30, 2020 were reported under ASC 605 revenue from Contingent Commissions would have decreased $3.8 million, or 50%, due to higher loss ratios with our Carriers during 2019.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenues:
Renewal Royalty Fees	7,903	69%	7,815	65%	5,062	60%
New Business Royalty Fees	2,599	23%	2,610	22%	1,864	22%
Total Core Revenues:	10,502	91%	10,425	86%	6,926	82%
Cost Recovery Revenues:
Initial Franchise Fees	901	8%	1,605	13%	1,515	18%
Ancillary Revenues:
Other Franchise Revenues	81	1%	81	1%	34	—%
Franchise revenues	$11,484	100%	$12,111	100%	$8,475	100%

	Six Months Ended June 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenues:
Renewal Royalty Fees	13,289	67%	13,569	61%	8,825	104%
New Business Royalty Fees	4,647	23%	4,738	21%	3,219	38%
Total Core Revenues:	17,936	90%	18,307	82%	12,044	142%
Cost Recovery Revenues:
Initial Franchise Fees	1,879	9%	3,915	18%	3,225	38%
Ancillary Revenues:
Other Franchise Revenues	114	1%	114	1%	34	—%
Franchise revenues	$19,929	100%	$22,336	100%	$15,303	181%

Revenue from Renewal Royalty Fees increased by $2.8 million, or 56%, to $7.9 million, for the three months ended June 30, 2020 from $5.1 million for the three months ended June 30, 2019. Revenue from Renewal Royalty Fees increased by $4.5 million, or 51%, to $13.3 million for the six months ended June 30, 2020 from $8.8 million for the six months ended June 30, 2019. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term.
Revenue from New Business Royalty Fees increased by $0.7 million, or 39%, to $2.6 million for the three months ended June 30, 2020 from $1.9 million for the three months ended June 30, 2019. Revenue from New Business Royalty Fees increased by $1.4 million, or 44%, to $4.6 million for the six months ended June 30, 2020 from $3.2 million for the six months ended June 30, 2019. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises from June 30, 2019 to 2020.

Revenues from Initial Franchise Fees decreased by $0.6 million or 41% to $901 thousand for the three months ended June 30, 2020 from $1.5 million during the three months ended June 30, 2019. Revenues from Initial Franchise Fees decreased by $1.3 million, or 42%, to $1.9 million for the six months ended June 30, 2020 from $3.2 million for the six months ended June 30, 2019. The primary reason for this decrease is the change in accounting principle from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020. If the three and six months ended June 30, 2020 were reported under ASC 605, revenue from Initial Franchise Fees would have increased $90 thousand and $0.7 million, respectively.
Interest income
Interest income increased by $44 thousand, or 30%, to $192 thousand for the three months ended June 30, 2020 from $148 thousand for the three months ended June 30, 2019. Interest income increased $78 thousand, or 28%, to $361 thousand for the six months ended June 30, 2020 from $283 thousand for the six months ended June 30, 2019. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $5.5 million, or 53%, to $15.9 million for the three months ended June 30, 2020 from $10.4 million for the three months ended June 30, 2019. Employee compensation and benefits expenses increased by $9.8 million, or 50%, to $29.4 million for the six months ended June 30, 2020 from $19.6 million for the six months ended June 30, 2019.The increase is caused by a 35% increase in total headcount from 2019 to 2020 and an increase in stock based compensation resulting from the issuance of stock options during 2020.
General and administrative expenses
General and administrative expenses increased by $1.2 million, or 28%, to $5.4 million for the three months ended June 30, 2020 from $4.2 million for the three months ended June 30, 2019. General and administrative expenses increased by $2.6 million, or 30%, to $11.2 million for the six months ended June 30, 2020 from $8.6 million for the six months ended June 30, 2019. This increase was primarily attributable to higher costs associated with an increase in operating franchises and employees, investments made in technology, and the opening of two additional corporate sales offices during the period.
Bad debts
Bad debts decreased by $163 thousand for the three months ended June 30, 2020 to $319 thousand from $482 thousand for the three months ended June 30, 2019. Bad debts decreased by $255 thousand, or 29%, to $628 thousand for the six months ended June 30, 2020 from $883 thousand for the six months ended June 30, 2019. The change in both the three and six month periods is driven by the adoption of ASC 606, partially offset by an increase in write offs associated to higher revenues from Agency Fees.
Depreciation and amortization
Depreciation and amortization increased by $260 thousand, or 58%, to $712 thousand for the three months ended June 30, 2020 from $452 thousand for the three months ended June 30, 2019. Depreciation and amortization increased by $377 thousand, or 43%, to $1.3 million for the six months ended June 30, 2020 from $0.9 million for the six months ended June 30, 2019. This increase was primarily attributable to the increase in fixed assets during the same period, including the opening of two additional corporate sales offices, expansion of existing corporate offices and hardware for additional employees hired.
Interest expense
Interest expenses decreased by $147 thousand, or 23%, to $479 thousand for the three months ended June 30, 2020 from $626 thousand for the three months ended June 30, 2019. Interest expense decreased by $169 thousand, or 13%, to $1.1 million for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019. This decrease was primarily attributable to the Company refinancing the existing term loan, and lower average amount outstanding.

Segment Adjusted EBITDA
Corporate Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel.
Corporate Channel Adjusted EBITDA increased by $1.7 million, or 73%, to $4.1 million for the three months ended June 30, 2020 from $2.3 million for the three months ended June 30, 2019. The primary reason for this increase is the change in accounting principle from the three months ended June 30, 2019 to the three months ended June 30, 2020. If the three months ended June 30, 2020 were reported under ASC 605, Corporate Channel Adjusted EBITDA would have increased $0.8 million or 34%, driven by an increase in Renewal and New Business Commissions. Corporate Channel Adjusted EBITDA decreased by $2.0 million, or 28%, to $5.1 million for the six months ended June 30, 2020 from $7.1 million for the six months ended June 30, 2019. The primary reason for this decrease is the change in accounting principle from the six months ended June 30, 2019 to the six months ended June 30, 2020. If the six months ended June 30, 2020 were reported under ASC 605, Corporate Channel adjusted EBITDA would have decreased by $1.5 million, driven by the a decrease in Contingent Commissions received.
Franchise Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items.
Franchise Channel Adjusted EBITDA increased by $3.6 million, or 121%, to $6.5 million for the three months ended June 30, 2020 from $2.9 million for the three months ended June 30, 2019.The primary reason for this increase is the change in accounting principle from the three months ended June 30, 2019 to the three months ended June 30, 2020. If the three months ended June 30, 2020 were reported under ASC 605, Franchise Channel Adjusted EBITDA would have increased $2.0 million or 70%, driven by an increase in Renewal and New Business Royalty Fees received. Franchise Channel Adjusted EBITDA decreased by $1.0 million, or 11%, to $7.6 million for the six months ended June 30, 2020 from $8.6 million for the six months ended June 30, 2019.The primary reason for this decrease is the change in accounting principle from the six months ended June 30, 2019 to the six months ended June 30, 2020. If the six months ended June 30, 2020 were reported under ASC 605, Franchise Channel Adjusted EBITDA would have decreased $1.5 million or 21%, driven by the decrease in Contingent Commissions received.
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
The following tables show Total Written Premium placed by channel for the three and six months ended and 2020 and 2019 (in thousands).

	Three Months Ended June 30,		% Change
	2020	2019
Corporate Channel Total Written Premium	$82,675	$64,160	29%
Franchise Channel Total Written Premium	191,018	129,868	47%
Total Written Premium	$273,693	$194,028	41%

	Six Months Ended June 30,		% Change
	2020	2019
Corporate Channel Total Written Premium	$148,800	$114,835	30%
Franchise Channel Total Written Premium	339,030	226,068	50%
Total Written Premium	$487,830	$340,903	43%

Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of June 30, 2020, we had 590,000 in Policies in Force compared to 482,000 as of December 31, 2019 and 408,000 as of June 30, 2019, representing a 22% and 45% increase, respectively.
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
NPS has increased to 90 as of June 30, 2020 from 89 as of December 31, 2019 due to the service team’s continued focus on delivering highly differentiated service levels.
Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has remained steady at 88% at June 30, 2020 from December 31, 2019, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended June 30, 2020, we retained 89% of the premiums we distributed in the trailing twelve months ended June 30, 2019, which decreased modestly from the 91% premium retention at December 31, 2019. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended June 30, 2020, New Business Revenue grew 38% to $9.1 million, from $6.6 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, New Business Revenue grew 36% to $16.2 million, from $11.9 million for the six months ended June 30, 2019. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 49% and growth in operating franchises in the Franchise Channel of 36%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended June 30, 2020, Renewal Revenue grew 43% to $15.6 million, from $11.0 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, Renewal Revenue grew 37% to $26.7 million, from $19.5 million for the six months ended June 30, 2019. Growth in Renewal Revenue was driven by Client Retention of 88% at June 30, 2020. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
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
Core Revenue increased by $7.2 million, or 41%, to $24.7 million for the three months ended June 30, 2020 from $17.6 million for the three months ended June 30, 2019. Core Revenue increased by $11.5 million, or 37%, for the six months ended June 30, 2020 to $42.9 million from $31.4 million for the six months ended June 30, 2019. The primary driver of the increase is increases in operating franchises, corporate agent sales headcount, and number of policies in the renewal term from June 30, 2019 to June 30, 2020. If the three and six months ended June 30, 2020 were reported under ASC 605, Core Revenue would have increased $7.2 million and $12.9 million, respectively.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $0.6 million, or 34%, to $1.1 million for the three months ended June 30, 2020 from $1.7 million for the three months ended June 30, 2019. Cost Recovery Revenue decreased by $1.3 million, or 36%, to $2.2 million for the six months ended June 30, 2020 from $3.5 million for the six months ended June 30, 2019. The primary driver of the decrease is the adoption of ASC 606. If the three and six months ended June 30, 2020 were reported under ASC 605, Cost Recovery Revenue would have increased $0.1 million and $0.8 million, respectively.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $4.0 million to $4.1 million for the three months ended June 30, 2020 from $0.1 million for the three months ended June 30, 2019 primarily due to the adoption of ASC 606 resulting in acceleration of when we record Contingent Commissions. Ancillary Revenue decreased by $2.4 million, or 32%, to $5.2 million for the six months ended June 30, 2020 from $7.6 million for the six months ended June 30, 2019. The primary driver of the decrease is the adoption of ASC 606 changing the timing of when Contingent Commissions are recorded. If the three and six months ended June 30, 2020 were reported under ASC 605, Ancillary Revenue would have increased $0.8 million and decreased by $3.7 million, respectively.
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

Adjusted EBITDA increased by $5.1 million, or 108%, to $9.8 million for the three months ended June 30, 2020 from $4.7 million for the three months ended June 30, 2019. The primary driver of the decrease is the adoption of ASC 606. If the three months ended June 30, 2020 were reported under ASC 605, Adjusted EBITDA would have increased by $2.6 million, driven by increased Core Revenues, offset by additional employee compensation and benefits from additional hiring. Adjusted EBITDA decreased by $3.2 million, or 22%, to $11.0 million for the six months ended June 30, 2020 from $14.2 million for the six months ended June 30, 2019. The primary driver of the decrease is higher Contingent Commissions received during the six months ended June 30, 2019. If the six months ended June 30, 2020 were reported under ASC 605, Adjusted EBITDA would have decreased by $1.5 million.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended June 30, 2020, Adjusted EBITDA Margin was 33% compared to 24% for the three months ended June 30, 2019. The primary driver of the expansion is the adoption of ASC 606, resulting in acceleration of the recognition of Contingent Commission revenue. If the three months ended June 30, 2020 were reported under ASC 605, Adjusted EBITDA Margin would have been 27%. Adjusted EBITDA Margin for the six months ended June 30, 2020 was 22% compared to 33% for the six months ended June 30, 2019. The primary driver of the compression is the adoption of ASC 606. If the six months ended June 30, 2020 had been reported under ASC 605, Adjusted EBITDA Margin would have been 24% driven by a decrease in contingent commissions received.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations

	Three Months Ended June 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Total Revenues	$29,924	$27,555	$19,386

Core Revenue:
Renewal Commissions(1)	$7,718	$7,712	$5,899
Renewal Royalty Fees(2)	7,903	7,815	5,062
New Business Commissions(1)	4,329	4,333	3,013
New Business Royalty Fees(2)	2,599	2,610	1,864
Agency Fees(1)	2,185	2,344	1,740
Total Core Revenue	24,734	24,814	17,578
Cost Recovery Revenue:
Initial Franchise Fees(2)	901	1,605	1,515
Interest Income	192	192	148
Total Cost Recovery Revenue	1,093	1,797	1,663
Ancillary Revenue:
Contingent Commissions(1)	4,016	863	111
Other Income(2)	81	81	34
Total Ancillary Revenue	4,097	944	145
Total Revenues	$29,924	$27,555	$19,386
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

	Six Months Ended June 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Total Revenues	$50,349	$52,449	$42,519

Core Revenue:
Renewal Commissions(1)	$13,451	$13,856	$10,688
Renewal Royalty Fees(2)	13,289	13,569	8,825
New Business Commissions(1)	7,662	7,734	5,472
New Business Royalty Fees(2)	4,647	4,738	3,219
Agency Fees(1)	3,871	4,339	3,177
Total Core Revenue	42,920	44,236	31,381
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,879	3,915	3,225
Interest Income	361	361	283
Total Cost Recovery Revenue	2,240	4,276	3,508
Ancillary Revenue:
Contingent Commissions(1)	5,075	3,824	7,596
Other Income(2)	114	114	34
Total Ancillary Revenue	5,189	3,938	7,630
Total Revenues	$50,349	$52,450	$42,519

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.
The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Net income	$7,386	$5,259	$2,817
Interest expense	479	479	626
Depreciation and amortization	712	712	452
Tax (benefit) expense	(240)	(553)	430
Equity-based compensation	1,416	1,416	368
Other (income) expense	—	—	—
Adjusted EBITDA	$9,753	$7,313	$4,693
Adjusted EBITDA Margin(1)	33%	27%	24%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($9,753/$29,924), ($7,313/$27,555) and ($4,693/$19,386) for the three months ended June 30, 2020 (ASC 606 and 605, respectively) and 2019.

	Six Months Ended June 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Net income	$7,090	$8,556	$10,135
Interest expense	1,083	1,083	1,252
Depreciation and amortization	1,252	1,252	875
Tax (benefit) expense	(281)	(94)	1,174
Equity-based compensation	1,914	1,914	735
Other (income) expense	(66)	(66)	—
Adjusted EBITDA	$10,992	$12,645	$14,171
Adjusted EBITDA Margin(1)	22%	24%	33%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($10,992/$50,349), ($12,645/$52,449) and ($14,171/$42,519) for the six months ended June 30, 2020 (ASC 606 and 605, respectively) and 2019.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and six months ended June 30, 2020 (in thousands, except per share amounts). Note that totals may not sum due to rounding:

	Three Months Ended June 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Earnings per share - basic (GAAP)	$0.21	$0.16	$0.06
Add: equity-based compensation(1)	0.04	0.04	0.01
Adjusted EPS (non-GAAP)	$0.25	$0.20	$0.07
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [ $1.4 million / ( 16.5 million + 20.0 million )] for the three months ended June 30, 2020 and [ $368 thousand / ( 14.9 million + 21.4 million )] for the three months ended June 30, 2019.

	Six Months Ended June 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Earnings per share - basic (GAAP)	$0.20	$0.23	$0.23
Add: equity-based compensation(1)	0.05	0.05	0.02
Adjusted EPS (non-GAAP)	$0.25	$0.28	$0.25
(1) Calculated as equity-based compensation divided by sum of Class A and Class B shares [ $1.9 million / ( 16.0 million + 20.4 million )] for the six months ended June 30, 2020 and [ $735 thousand / ( $14.5 million + $21.7 million )] for the three months ended June 30, 2019.
Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of June 30, 2020, our cash and cash equivalents balance was $54.3 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreement
See "Note 7. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$6,516	$10,682	$(4,166)
Net cash used for investing activities	(4,093)	(1,876)	(2,217)
Net cash provided by (used for) financing activities	38,123	(18,811)	56,934
Net increase (decrease) in cash and cash equivalents	40,546	(10,005)	50,551
Cash and cash equivalents, and restricted cash, beginning of period	15,260	19,011	(3,751)
Cash and cash equivalents, and restricted cash, end of period	$55,806	$9,006	$46,800
Operating activities
Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2020 as compared to net cash provided by operating activities of $10.7 million for the six months ended June 30, 2019. This decrease in net cash provided by operating activities was attributable to a decrease in net income of $3.0 million, and an increase in cash used for prepaid expenses of $2.9 million, which was offset by $0.3 million increase in cash provided by commissions and agency fees receivable and a $1.2 million increase in non-cash equity based compensation.
Investing activities
Net cash used for investing activities was $4.1 million for the six months ended June 30, 2020, compared to net cash used in investing activities of $1.9 million for the six months ended June 30, 2019. This increase was driven by continued expansion of corporate offices to support increased hiring and $0.8 million used for computer equipment to accommodate remote working.
Financing activities
Net cash provided by financing activities was $38.1 million for the six months ended June 30, 2020 as compared to net cash used for financing activities of $18.8 million for the six months ended June 30, 2019. This increase in net cash provided by financing activities was attributable to the Company's draw down of $37.9 million of the remaining term loan, amplified by $18.0 million of distributions made in the six months ended June 30, 2019.
Future sources and uses of liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) our revolving credit facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future.
We expect that our primary liquidity needs will comprise cash to (1) provide capital to facilitate the organic growth of our business, (2) pay operating expenses, including cash compensation to our employees, (3) make payments under the tax receivable agreement, (4) pay interest and principal due on borrowings under our Credit Agreement (5) pay income taxes, and (6) when deemed advisable by our board of directors, pay dividends.
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
On July 30, 2020, GF approved an extraordinary dividend in the aggregate amount of $42.0 million payable to holders of LLC Units, including GSHD. The board of directors of the Company subsequently declared an extraordinary dividend of $1.15 (rounded) to all holders of Class A common stock of GSHD with a record date of August 10, 2020, paid on or before August 24, 2020. See "Note 16: Subsequent events" in the condensed consolidated financial statements included herein.

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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of June 30, 2020, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$25,954	$3,439	$6,913	$6,331	$9,271
Debt obligations payable(2)	84,500	2,500	82,000	—	—
Interest expense(3)	3,141	3,141	5,128	—	—
Liabilities under the tax receivable agreement(4)	35,832	681	4,385	4,779	25,987
Total	$149,427	$9,761	$98,426	$11,110	$35,258

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $612 thousand and $447 thousand for the three months ended June 30, 2020 and 2019. Rent expense was $1.1 million and $0.9 million for the six months ended June 30, 2020 and 2019.
(2)The Company refinanced its credit facilities on March 6, 2020 in the form of a $80 million term loan, and $25 million revolving credit facility, of which $5.0 million was drawn as of June 30, 2020.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of June 30, 2020.
(4)See "Item 2. Management's discussion and analysis of financial condition and results of operation - Tax receivable agreement."

Off-balance sheet arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements except for those described under “Contractual obligations, commitments and contingencies” above.

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

We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.
The Company expects to lose its emerging growth company status as of the filing of the Annual Report on Form 10-K for the year ended December 31, 2020. As such, the Company will be required to comply with the requirements of Section 404(b) of Sarbanes-Oxley Act, have full disclosure obligations requiring executive compensation, and lose exemptions from the requirements of holding non-binding advisory votes on executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as described in "Item 7A. Quantitative and qualitative disclosure of market risks" in the Annual Report on Form 10-K.

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation as it relates to our internal controls to minimize the impact on their design and operating effectiveness.

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

The COVID-19 pandemic could materially adversely impact our business, results of operations and financial results, depending on numerous evolving factors that we may not be able to accurately predict, including: the duration and severity of the pandemic; business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the impact of COVID-19 on economic activity and governmental actions taken in response. As the COVID-19 outbreak and any associated protective or preventative measures continue to spread in the United States, we may experience disruptions to our business, including but not limited to: (a) our clients choosing to limit purchases of insurance due to declining business conditions, which would inhibit our ability to generate commission revenue and other revenue based on premiums placed; (b) decrease in home closing transactions which would imply a decrease in the purchase of new home insurance policies; (c) our clients defaulting on mortgages, which would affect the client’s ability to pay their home insurance premiums and affect the renewal of policies; (d) travel restrictions and quarantines leading to a lack of in-person meetings, which could hinder our ability to manage our sales successfully and to establish relationships or originate new business and; (e) alternative working arrangements, including employees and Franchisees working and being trained remotely, which could negatively impact our business should such arrangements remain for an extended period of time.

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

GOOSEHEAD INSURANCE, INC.

Date:	July 31, 2020	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2020	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)