Form 10-Q
period 2020-09-30
Goosehead Insurance, Inc.
filed 2020-10-30
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 29, 2020, there were 17,651,069 shares of Class A common stock outstanding and 19,006,089 shares of Class B common stock outstanding.

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020 [1]	2019 [2]	2020 [1]	2019 [2]
Revenues:
Commissions and agency fees	$19,385	$11,739	$49,444	$38,672
Franchise revenues	12,418	9,261	32,347	24,564
Interest income	212	169	573	452
Total revenues	32,015	21,169	82,364	63,688
Operating Expenses:
Employee compensation and benefits	17,901	11,412	47,308	30,981
General and administrative expenses	5,872	5,169	17,108	13,800
Bad debts	376	399	1,004	1,282
Depreciation and amortization	900	516	2,152	1,391
Total operating expenses	25,049	17,496	67,572	47,454
Income from operations	6,966	3,673	14,792	16,234
Other Income (Expense):
Other income	10	—	76	—
Interest expense	(582)	(609)	(1,665)	(1,861)
Income before taxes	6,394	3,064	13,203	14,373
Tax expense (benefit)	(331)	301	(612)	1,475
Net income	6,725	2,763	13,815	12,898
Less: net income attributable to non-controlling interests	3,458	1,765	7,325	8,525
Net income attributable to Goosehead Insurance, Inc.	$3,267	$998	$6,490	$4,373
Earnings per share:
Basic	$0.19	$0.07	$0.39	$0.30
Diluted	$0.17	$0.06	$0.36	$0.27
Weighted average shares of Class A common stock outstanding
Basic	17,376	15,140	16,466	14,746
Diluted	18,915	16,451	17,926	15,936

Dividends declared per share	$1.15	$—	$1.15	$0.41

(1) - The three and nine months ended September 30, 2020 are reported under ASC 606
(2) - The three and nine months ended September 30, 2019 are reported under ASC 605

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$19,957	$14,337
Restricted cash	1,378	923
Commissions and agency fees receivable, net	11,793	6,884
Receivable from franchisees, net	2,414	2,602
Prepaid expenses	3,903	1,987
Total current assets	39,445	26,733
Receivable from franchisees, net of current portion	15,023	11,014
Property and equipment, net of accumulated depreciation	12,365	9,542
Intangible assets, net of accumulated amortization	554	445
Deferred income taxes, net	48,777	15,537
Other assets	3,790	1,357
Total assets	$119,954	$64,628
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,210	$5,033
Premiums payable	1,378	923
Deferred rent	881	683
Contract liabilities	3,729	2,771
Note payable	3,000	4,000
Total current liabilities	14,198	13,410
Deferred rent, net of current portion	7,507	6,681
Note payable, net of current portion	80,332	42,161
Contract liabilities, net of current portion	25,855	20,024
Liabilities under tax receivable agreement, net of current portion	41,494	13,359
Total liabilities	169,386	95,635
Commitments and contingencies (see note 8)
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 17,499 shares issued and outstanding as of September 30, 2020, 15,238 shares issued and outstanding as of December 31, 2019	175	152
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 19,158 issued and outstanding as of September 30, 2020, 21,055 shares issued and outstanding as of December 31, 2019	191	210
Additional paid in capital	24,601	14,442
Accumulated deficit	(37,102)	(23,811)
Total stockholders' equity	(12,135)	(9,007)
Non-controlling interests	(37,297)	(22,000)
Total equity	(49,432)	(31,007)
Total liabilities and equity	$119,954	$64,628

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2020	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)
Distributions	—	—	—	—	—	—	—	(1,003)	(1,003)
Net loss	—	—	—	—	—	(156)	(156)	(140)	(296)
Equity-based compensation	—	—	—	—	498	—	498	—	498
Activity under employee stock purchase plan	3	—	—	—	116	—	116	—	116
Redemption of LLC Units	791	(791)	8	(8)	(869)	—	(869)	869	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,704	—	1,704	—	1,704
Balance March 31, 2020	16,032	20,264	160	202	15,891	(23,967)	(7,714)	(22,274)	(29,988)
Distributions	—	—	—	—	—	—	—	(859)	(859)
Net income	—	—	—	—	—	3,379	3,379	4,007	7,386
Exercise of stock options	241	—	3	—	2,404	—	2,407	—	2,407
Equity-based compensation	—	—	—	—	1,416	—	1,416	—	1,416
Activity under employee stock purchase plan	2	—	—	—	138	—	138	—	138
Redemption of LLC Units	809	(809)	8	(8)	(762)	—	(762)	762	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	2,261	—	2,261	53	2,314
Reallocation of Non-controlling interest	—	—	—		—	63	63	(63)	—
Balance June 30, 2020	17,084	19,455	171	194	21,348	(20,525)	1,188	(18,374)	(17,186)
Distributions	—	—	—	—	—	—	—	(835)	(835)
Dividends declared	—	—	—	—	—	(19,895)	(19,895)	(22,105)	(42,000)
Net income	—	—	—	—	—	3,267	3,267	3,458	6,725
Exercise of stock options	116	—	1	—	1,160	—	1,161	—	1,161
Equity-based compensation	—	—	—	—	1,416	—	1,416	—	1,416
Activity under employee stock purchase plan	2	—	—	—	142	—	142	—	142
Redemption of LLC Units	297	(297)	3	(3)	(577)		(577)	577	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,112	—	1,112	33	1,145
Reallocation of Non-controlling interest	—	—	—	—	—	51	51	(51)	—
Balance September 30, 2020	17,499	19,158	175	191	24,601	(37,102)	(12,135)	(37,297)	(49,432)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2019	13,799	22,486	138	224	11,899	(20,761)	(8,500)	(16,703)	(25,203)
Distributions	—	—	—	—	—	—	—	(245)	(245)
Dividends declared	—	—	—	—	—	(5,962)	(5,962)	(9,038)	(15,000)
Net income	—	—	—	—	—	2,472	2,472	4,846	7,318
Equity-based compensation	—	—	—	—	368	—	368	—	368
Redemption of LLC Units	723	(723)	7	(7)	(679)	—	(679)	679	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	911	—	911	—	911
Balance March 31, 2019	14,522	21,763	145	217	12,499	(24,251)	(11,390)	(20,461)	(31,851)
Distributions	—	—	—	—	—	—	—	(2,708)	(2,708)
Net income	—	—	—	—	—	903	903	1,914	2,817
Equity-based compensation	—	—	—	—	368	—	368	—	368
Activity under employee stock purchase plan	3	—	—	—	142	—	142	—	142
Redemption of LLC Units	488	(488)	5	(5)	(477)	—	(477)	477	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	684	—	684	—	684
Balance June 30, 2019	15,013	21,275	150	212	13,216	(23,348)	(9,770)	(20,778)	(30,548)
Distributions	—	—	—	—	—	—	—	(786)	(786)
Net income	—	—	—	—	—	998	998	1,765	2,763
Equity-based compensation	—	—	—	—	396	—	396	—	396
Redemption of LLC Units	160	(160)	2	(2)	(145)	—	(145)	145	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	325	—	325	—	325
Balance September 30, 2019	15,173	21,115	152	210	13,792	(22,350)	(8,196)	(19,654)	(27,850)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$13,815	$12,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,499	1,551
Bad debt expense	1,004	1,282
Equity-based compensation	3,330	1,132
Impacts of Tax Receivable Agreement	28,815	10,967
Deferred income taxes	(28,077)	(10,625)
Changes in operating assets and liabilities:
Receivable from franchisees	(4,029)	(1,698)
Commissions and agency fees receivable	(5,731)	(961)
Prepaid expenses	(1,916)	(720)
Other assets	(2,432)	(97)
Accounts payable and accrued expenses	(495)	244
Deferred rent	1,023	2,368
Contract liabilities	6,789	—
Premiums payable	455	352
Unearned revenue	—	(200)
Payments pursuant to the tax receivable agreement	(9)	—
Net cash provided by operating activities	15,041	16,493
Cash flows from investing activities:
Proceeds from notes receivable	26	16
Purchase of software	(318)	(340)
Purchase of property and equipment	(4,765)	(3,285)
Net cash used for investing activities	(5,057)	(3,609)
Cash flows from financing activities:
Debt issuance costs	(677)	—
Repayment of note payable	(27,321)	(1,750)
Proceeds from notes payable	64,821	—
Proceeds from the issuance of Class A common stock	3,965	142
Member distributions and dividends	(44,697)	(18,739)
Net cash provided by (used for) financing activities	(3,909)	(20,347)
Net increase (decrease) in cash and restricted cash	6,075	(7,463)
Cash and cash equivalents, and restricted cash, beginning of period	15,260	19,011
Cash and cash equivalents, and restricted cash, end of period	$21,335	$11,548

Supplemental disclosures of cash flow data:
Cash paid during the year for interest	1,318	1,861
Cash paid for income taxes	270	1,175
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
The Company had nine and seven corporate-owned locations in operation at September 30, 2020 and 2019, respectively. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended September 30, 2020 and 2019, the Company onboarded 110 and 72 franchise locations, respectively, and had 823 and 583 operating franchise locations as of September 30, 2020 and 2019, respectively. No franchises were purchased by the Company during the three and nine months ended September 30, 2020 or 2019.
All intercompany accounts and transactions have been eliminated in consolidation.
As of December 31, 2020, the Company will be deemed a large accelerated filer, because the market value of our common stock that is held by non-affiliates exceeded $700 million as of the last business day of our most recently completed second fiscal quarter (June 30, 2020). Furthermore, the Company will no longer be considered an emerging growth company.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at September 30, 2020, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three and nine months ended September 30, 2020 and 2019. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
Impact of the coronavirus (“COVID-19”) pandemic
The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on various factors, including the duration and spread of the outbreak and its impact on home sales and consumer spending. To date, the pandemic has not increased our costs of or access to capital under our term note and revolving credit facility and we do not believe it is reasonably likely to in the future. In addition, we do not believe that the pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including under our term note and revolving credit facility. To date, the pandemic has not impacted the collectability of receivables or

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
adversely affected our ability to generate new business, add new franchises, or retain existing franchises or policies. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Changes in consumer behavior linked to the COVID-19 pandemic may have contributed to reduced loss ratios through the nine months ended September 30, 2020, increasing the amount of revenue from Contingent Commissions the Company expects to receive.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance Carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1.4 million and $0.7 million as of September 30, 2020 and 2019, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$19,957	$10,820
Restricted cash	1,378	728
Cash and cash equivalents, and restricted cash	$21,335	$11,548

Recently Issued Accounting Pronouncements
Leases (ASU 2016-02): In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability of information regarding an entity’s leasing activities by providing additional information to users of financial statements. ASU 2016-02 requires lessees to recognize most leases on their balance sheet by recording a liability for its lease obligation and an asset for its right to use the underlying asset as of the lease commencement date and recognizing expenses on the income statement in a similar manner to the current guidance in ASC Topic 840, Leases (“ASC 840”). Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance.
Upon adoption of ASU 2016-02, as amended, leases will be classified as either finance or operating, with classification affecting the geography of expense recognition in the income statement. Additionally, enhanced quantitative and qualitative disclosures regarding leases are required.
As permitted by the amended guidance, we intend to elect to retain the original lease classification and historical accounting for existing or expired contracts, so that we will not be required to reassess whether such contracts

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
contain leases, the lease classification, or the initial direct costs. Additionally, we intend to elect an accounting policy by class of underlying asset to combine lease and non-lease components.
The standard became effective for the Company January 1, 2020, but the Company is not required to present the impacts of the standard until it files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
We have implemented leasing software solutions to account for the leases where we are the lessee and are continuing to identify changes to our business processes, systems and controls to support adoption of the new standard. We expect the adoption of ASU 2016-02 will have a material effect on our balance sheets as a result of recognizing a lease obligation and right-of-use asset for our operating leases, primarily those related to leases of real estate and other assets of approximately $18 million. We do not expect the adoption of ASU 2016-02 to have a material effect on our Income Statements or Cash Flows.
Credit Losses (ASU 2016-13): Under the new guidance an entity is required to measure all credit losses on certain financial instruments, including trade receivables and various off-balance sheet credit exposures, using an expected credit loss model. This model incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these instruments. This standard became effective for the Company beginning January 1, 2020, but the Company is not required to present the impacts of the standard until it files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, at which point the company will become a large accelerated filer. The Company does not expect the adoption of this amendment will have a material impact on the Company's consolidated financial statements.
Reference Rate Reform (ASU 2020-04): In March 2020, the Financial Accounting Standards Board issued ASU 2020-04. Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 became effective on March 12, 2020 and may be applied prospectively through December 31, 2022. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 is not expected to have a material impact on our consolidated financial statements as the standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts and other transactions.

Recently adopted accounting pronouncements
Revenue from Contracts with Customers (ASU 2014-09) (“Topic 606”): This standard supersedes the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the standard is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. According to the superseding standard ASU 2015-14 that deferred the effective dates of the preceding, and because the Company is filing as an emerging growth company, the standard became effective for the Company on January 1, 2019, but the Company was not required to present the impacts of the standard until the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Impact on Financial Statements

The following tables summarize the impacts of adopting the revenue recognition standard on the Company’s condensed consolidated statement of income:

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Statement of Income
Three Months Ended September 30, 2020
Revenues:
Commissions and agency fees	15,430	3,955	19,385
Franchise revenues	14,408	(1,990)	12,418

Expenses:
Employee compensation and benefits	18,055	(154)	17,901
Bad debts	681	(305)	376
Tax expense (benefit)	(689)	358	(331)

Net income	4,659	2,066	6,725

Earnings per share:
Basic	0.15	0.04	0.19
Diluted	0.14	0.03	0.17

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Statement of Income
Nine Months Ended September 30, 2020
Revenues:
Commissions and agency fees	45,183	4,261	49,444
Franchise revenues	36,744	(4,397)	32,347

Expenses:
Employee compensation and benefits	47,612	(304)	47,308
Bad Debts	1,606	(602)	1,004
Tax expense (benefit)	(784)	172	(612)

Net income	13,217	598	13,815

Earnings per share:
Basic	0.38	0.01	0.39
Diluted	0.36	—	0.36

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Balance Sheet
September 30, 2020
Assets:
Commissions and agency fees receivable, net(1)	3,005	8,788	11,793
Receivable from franchisees, net(1)	3,898	13,539	17,437
Deferred income taxes, net	48,457	320	48,777
Other assets	2,133	1,657	3,790

Liabilities:
Accounts payable and accrued expenses	4,977	233	5,210
Contract liabilities(1)	—	29,584	29,584
Liabilities under tax receivable agreement	41,471	23	41,494

Stockholders' Equity:
Accumulated Deficit	(34,051)	(3,051)	(37,102)
Non-controlling interests	(34,251)	(3,046)	(37,297)
Total equity	(43,335)	(6,097)	(49,432)
(1) - Includes both the current and long term portion of this balance.

(in thousands)	Legacy GAAP	Adjustments due to Topic 606	As Reported
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2020
Operating Cash Flows:
Net Income	13,217	598	13,815
Bad debt expense	1,606	(602)	1,004
Receivable from franchisees	(472)	(3,557)	(4,029)
Commissions and agency fees receivables	(1,827)	(3,904)	(5,731)
Other assets	(3,465)	1,033	(2,432)
Accounts payable and accrued expenses	(150)	(345)	(495)
Contract liabilities	—	6,789	6,789
Unearned revenue	(490)	490	—
Net cash provided by operating activities	15,041	—	15,041

3. Revenue

Commissions and fees
The Company earns new and renewal commissions paid by insurance Carriers and fees paid by its clients for the binding of insurance coverage. The transactions price is set as the estimated commissions to be received over the term of the policy based on an estimate of premiums placed, policy changes and cancellations, net of a constraint.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Revenue from New and Renewal Royalty Fees is recorded by applying the sales- and usage-based royalties exception. Under the sales- and usage-based exception, the Company estimates the anticipated amount of the royalties to be received over the term of the policy based on an estimate of premiums placed by the franchisee, policy changes, and cancellations, net of a constraint. Revenue from Royalty Fees is recognized over time as the placement of the underlying policies occur.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by Segment and source (in thousands):

Three Months Ended September 30, 2020:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$7,931	$7,931
New Business Commissions	—	4,790	4,790
Agency Fees	—	2,491	2,491
Contingent Commissions	2,662	1,511	4,173
Franchise revenues
Renewal Royalty Fees	8,117	—	8,117
New Business Royalty Fees	3,090	—	3,090
Initial Franchise Fees	1,152	—	1,152
Other Franchise Revenues	59	—	59
Interest Income	212	—	212
Total Revenues	$15,292	$16,723	$32,015

Timing of revenue recognition:
Transferred at a point in time	$—	$15,212	$15,212
Transferred over time	15,292	1,511	16,803
Total Revenues	$15,292	$16,723	$32,015

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2020:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$21,382	$21,382
New Business Commissions	—	12,452	12,452
Agency Fees	—	6,362	6,362
Contingent Commissions	6,130	3,118	9,248
Franchise revenues
Renewal Royalty Fees	21,406	—	21,406
New Business Royalty Fees	7,737	—	7,737
Initial Franchise Fees	3,031	—	3,031
Other Franchise Revenues	173	—	173
Interest Income	573	—	573
Total Revenues	$39,050	$43,314	$82,364

Timing of revenue recognition:
Transferred at a point in time	$—	$40,196	$40,196
Transferred over time	39,050	3,118	42,168
Total Revenues	$39,050	$43,314	$82,364

Contract Balances

The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	September 30, 2020	December 31, 2019	Increase/(decrease)
Cost to obtain franchise contracts(1)	1,309	$1,004	$305
Commissions and agency fees receivable, net(2)	11,793	6,884	4,909
Receivable from franchisees(2)	17,437	13,616	3,821
Contract liability(3)	29,584	22,795	6,789
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract

Significant changes in contract liabilities are as follows (in thousands):

Contract liability at December 31, 2019	$22,795
Revenue recognized during the period	(3,031)
New deferrals(1)	9,820
Contract liability at September 30, 2020	29,584
(1) Initial Franchise Fees where the consideration is received from the customer for services which are to be transferred to the Franchisee over the term of the Franchise Agreement

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Franchise fees receivable(1)	$21,236	$15,314
Less: Unamortized discount(1)	(5,519)	(3,771)
Less: Allowance for uncollectible franchise fees(1)	(107)	(52)
Net franchise fees receivable(1)	$15,610	$11,491
(1) Includes both the current and long term portion of this balance
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2019	$52
Charges to bad debts	182
Write offs	(127)
Balance at September 30, 2020	$107

Balance at December 31, 2018	$455
Charges to bad debts	486
Write offs	(376)
Balance at September 30, 2019	$565

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible Agency Fees was as follows (in thousands):

Balance at December 31, 2019	$178
Charges to bad debts	822
Write offs	(541)
Balance at September 30, 2020	$459

Balance at December 31, 2018	$242
Charges to bad debts	796
Write offs	(730)
Balance at September 30, 2019	$308

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Furniture & fixtures	$4,256	$3,012
Computer equipment	2,429	1,480
Network equipment	350	268
Phone system	937	885
Leasehold improvements	11,509	9,073
Total	19,481	14,718
Less accumulated depreciation	(7,116)	(5,176)
Property and equipment, net	$12,365	$9,542

7. Debt
On March 6, 2020, the Company refinanced its $13.0 million revolving credit facility and $40.0 million term note payable to a $25.0 million revolving credit facility and $80.0 million term note payable to finance general corporate purposes. The Company also has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities an additional $50.0 million. As part of the refinancing, $0.2 million of debt issuance costs from previous debt were immediately recognized as interest expense.
The $25.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At September 30, 2020 the Company was accruing interest at LIBOR plus 200 basis points. At September 30, 2020, the Company had $5.0 million drawn against the revolver and had a letter of credit of $0.3 million applied against the maximum borrowing availability, payable on March 6, 2023. Thus, amounts available to draw totaled $19.7 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The term note is payable in quarterly installments of $0.5 million the first twelve months, $1.0 million the next twelve months and $2.0 million the last twelve months, with a balloon payment on March 6, 2023. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period. At September 30, 2020 the Company was accruing interest at LIBOR plus 200 basis points. On June 24, 2020 the Company drew down the remaining $37.9 million of the term loan. As of September 30, 2020, the Company had $79.0 million of the term note drawn.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable for the next four years are as follows (in thousands):

Amount
2020	$500
2021	3,500
2022	7,000
2023	68,000
Total	$79,000

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of September 30, 2020, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at September 30, 2020 and December 31, 2019, approximates fair value using Level 2 inputs, described below.
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

8. Commitments and Contingencies
The Company leases its facilities under non-cancelable operating leases, expiring in various years through 2029. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $0.7 million and $1.9 million for the three and nine months ended September 30, 2020 and $0.5 million and $1.4 million for three and nine months ended September 30, 2019.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a schedule of future minimum lease payments as of September 30, 2020 (in thousands):

Amount
2020	$707
2021	2,793
2022	2,762
2023	2,578
2024	2,394
Thereafter	9,231
Total	$20,465

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
Income tax expense (benefit)
Provision for/(benefit from) income taxes for the three and nine months ended September 30, 2020 was $(331) thousand and $(612) thousand compared to $301 thousand and $1.5 million for the three and nine months ended September 30, 2019. The effective tax rate was (5)% and (5)% for the three and nine months ended September 30, 2020 and 10% and 10% for the three and nine months ended September 30, 2019. The decrease in the effective tax rate for the period ended September 30, 2020 compared to the period ended September 30, 2019 was primarily due to exercises of employee stock options resulting in excess tax deductible expenses.
Deferred taxes
Deferred tax assets at September 30, 2020 were $48.8 million compared to $15.5 million at December 31, 2019. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the three and nine months ended September 30, 2020.
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
During the three and nine months ended September 30, 2020, an aggregate of 0.3 million and 1.9 million LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 0.3 million and 1.9 million LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of September 30, 2020, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $42.2 million, of which $0.7 million was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of September 30, 2020.
10. Stockholders' Equity
Class A Common Stock
GSHD has a total of 17,499 thousand shares of its Class A common stock outstanding at September 30, 2020. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 19,158 thousand shares of its Class B common stock outstanding at September 30, 2020. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and nine months ended September 30, 2020 and 2019, divided by the basic weighted average number of Class A common stock as of September 30, 2020 and September 30, 2019 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities (in thousands, except per share amounts). The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Income before taxes	$6,394	$3,064	$13,203	$14,373
Less: income before taxes attributable to non-controlling interests	3,458	1,801	7,325	8,662
Income before taxes attributable to GSHD	2,936	1,263	5,878	5,711
Less: income tax expense (benefit) attributable to GSHD	(331)	265	(612)	1,338
Net income attributable to GSHD	$3,267	$998	$6,490	$4,373
Denominator:
Weighted average shares of Class A common stock outstanding - basic	17,376	15,140	16,466	14,746
Effect of dilutive securities:
Stock options	1,539	1,311	1,460	1,190
Weighted average shares of Class A common stock outstanding - diluted	18,915	16,451	17,926	15,936

Earnings per share of Class A common stock - basic	$0.19	$0.07	$0.39	$0.30
Earnings per share of Class A common stock - diluted	$0.17	$0.06	$0.36	$0.27

11. Non-controlling interest
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and nine months ended September 30, 2020, GF made distributions of $1.6 million and $4.8 million, of which $0.8 million and $2.7 million where made to Pre-IPO LLC Members. The remaining $0.7 million and $2.2 million were made to GSHD and were eliminated in consolidation. For the three and nine months ended September 30, 2019, GF made distributions of $1.4 million and $6.3 million, of which $0.8 million and $3.7 million were made to Pre-IPO LLC Members. The remaining $0.6 million and $2.6 million were made to GSHD and were eliminated in consolidation.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
During the three and nine months ended September 30, 2020, an aggregate of 297 thousand and 1,897 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued $297 thousand and $1,897 thousand shares of Class A common stock in connection with these redemptions and received $297 thousand and $1,897 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 297 thousand and 1,897 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of September 30, 2020 (in thousands):

	September 30, 2020
	LLC Units	Ownership %
Number of LLC Units held by GSHD	17,499	47.7%
Number of LLC Units held by non-controlling interest holders	19,158	52.3%
Number of LLC Units outstanding	36,657	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2020 was 52.5% and 55.1%, respectively.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income attributable to Goosehead Insurance Inc.	$3,267	$998	$6,490	$4,373
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(577)	(145)	(2,208)	(1,301)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	142	—	396	142
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$2,832	$853	$4,678	$3,214

12. Equity-Based Compensation
Stock option expense was $1.4 million and $3.3 million for the three and nine months ended September 30, 2020, respectively. Stock option expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
13. Dividends
On March 7, 2019, GF approved a $15.0 million extraordinary dividend to all holders of LLC Units, including GSHD. The board of directors of the Company then declared an extraordinary dividend of $0.41 (rounded) to all holders of Class A common stock of GSHD with a record date of March 18, 2019, which was paid on April 1, 2019. A summary of the total amounts declared by GF is as follows (in thousands):

	LLC Units held as of March 18, 2019	Dividends declared
Class A common stockholders	14,421	$5,962
Class B common stockholders via LLC Units held	21,864	9,038
Total	36,285	$15,000

On July 30, 2020, GF approved an extraordinary dividend in the aggregate amount of $42.0 million payable to holders of LLC Units, including GSHD. The board of directors of the Company subsequently declared an extraordinary dividend of $1.15 (rounded) to all holders of Class A common stock of GSHD with a record date of August 10, 2020, which was paid on August 24, 2020. A summary of the total amounts declared by GF is as follows (in thousands):

	LLC Units held as of August 10, 2020	Dividends declared
Class A common stockholders	17,308	$19,895
Class B common stockholders via LLC Units held	19,230	22,105
Total	36,538	$42,000
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended September 30, 2020
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$7,931	$—	$7,931
Agency Fees	—	2,491	—	2,491
New Business Commissions	—	4,790	—	4,790
Contingent Commissions	2,662	1,511	—	4,173
Total Commissions and Agency Fees	2,662	16,723	—	19,385
Franchise revenue
Renewal Royalty Fees	8,117	—	—	8,117
New Business Royalty Fees	3,090	—	—	3,090
Initial Franchise Fees	1,152	—	—	1,152
Other Income	59	—	—	59
Total Franchise Revenues	12,418	—	—	12,418
Interest income
Interest Income	212	—	—	212
Total Interest Income	212	—	—	212
Total Revenues	15,292	16,723	—	32,015
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	6,552	9,933	—	16,485
General and administrative expenses	2,329	2,781	762	5,872
Bad debts	45	331	—	376
Total Operating Expenses	8,926	13,045	762	22,733
Adjusted EBITDA	6,366	3,678	(762)	9,282
Other income (expense)	10	—	—	10
Equity based compensation	—	—	(1,416)	(1,416)
Interest expense	—	—	(582)	(582)
Depreciation and amortization	(473)	(427)	—	(900)
Income tax benefit	—	—	331	331
Net income	$5,903	$3,251	$(2,429)	$6,725
September 30, 2020:
Total Assets	$40,578	$24,977	$54,399	$119,954

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended September 30, 2019:
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$6,056	$—	$6,056
Agency Fees	—	1,782	—	1,782
New Business Commissions	—	3,294	—	3,294
Contingent Commissions	413	194	—	607
Total Commissions and Agency Fees	413	11,326	—	11,739
Franchise revenue
Renewal Royalty Fees	5,295	—	—	5,295
New Business Royalty Fees	1,994	—	—	1,994
Initial Franchise Fees	1,935	—	—	1,935
Other Income	37	—	—	37
Total Franchise Revenues	9,261	—	—	9,261
Interest income
Interest Income	169	—	—	169
Total Interest Income	169	—	—	169
Total Revenues	9,843	11,326	—	21,169
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	4,531	6,485	—	11,016
General and administrative expenses	2,325	2,281	563	5,169
Bad debts	119	280	—	399
Total Operating Expenses	6,975	9,046	563	16,584
Adjusted EBITDA	2,868	2,280	(563)	4,585
Equity based compensation	—	—	(396)	(396)
Interest expense	—	—	(609)	(609)
Depreciation and amortization	(266)	(250)	—	(516)
Taxes	—	—	(301)	(301)
Net income	$2,602	$2,030	$(1,869)	$2,763
September 30, 2019:
Total Assets	$14,103	$7,150	$23,168	$44,421

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Nine months ended September 30, 2020
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$21,382	$—	$21,382
Agency Fees	—	6,362	—	6,362
New Business Commissions	—	12,452	—	12,452
Contingent Commissions	6,130	3,118	—	9,248
Total Commissions and Agency Fees	6,130	43,314	—	49,444
Franchise revenue
Renewal Royalty Fees	21,406	—	—	21,406
New Business Royalty Fees	7,737	—	—	7,737
Initial Franchise Fees	3,031	—	—	3,031
Other Income	173	—	—	173
Total Franchise Revenues	32,347	—	—	32,347
Interest income
Interest Income	573	—	—	573
Total Interest Income	573	—	—	573
Total Revenues	39,050	43,314	—	82,364
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	18,413	25,565	—	43,978
General and administrative expenses	6,488	8,111	2,509	17,108
Bad debts	182	822	—	1,004
Total Operating Expenses	25,083	34,498	2,509	62,090
Adjusted EBITDA	13,967	8,816	(2,509)	20,274
Other income (expense)	76	—	—	76
Equity based compensation	—	—	(3,330)	(3,330)
Interest expense	—	—	(1,665)	(1,665)
Depreciation and amortization	(1,182)	(970)	—	(2,152)
Income tax benefit	—	—	612	612
Net income	$12,861	$7,846	$(6,892)	$13,815
September 30, 2020:
Total Assets	$40,578	$24,977	$54,399	$119,954

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Nine months ended September 30, 2019:
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$16,744	$—	$16,744
Agency Fees	—	4,959	—	4,959
New Business Commissions	—	8,766	—	8,766
Contingent Commissions	4,719	3,484	—	8,203
Total Commissions and Agency Fees	4,719	33,953	—	38,672
Franchise revenue
Renewal Royalty Fees	14,120	—	—	14,120
New Business Royalty Fees	5,213	—	—	5,213
Initial Franchise Fees	5,160	—	—	5,160
Other Income	71	—	—	71
Total Franchise Revenues	24,564	—	—	24,564
Interest income
Interest Income	452	—	—	452
Total Interest Income	452	—	—	452
Total Revenues	29,735	33,953	—	63,688
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	12,326	17,524	—	29,850
General and administrative expenses	5,487	6,261	2,052	13,800
Bad debts	486	796	—	1,282
Total Operating Expenses	18,299	24,581	2,052	44,932
Adjusted EBITDA	11,436	9,372	(2,052)	18,756
Equity based compensation	—	—	(1,131)	(1,131)
Interest expense	—	—	(1,861)	(1,861)
Depreciation and amortization	(668)	(723)	—	(1,391)
Income tax benefit	—	—	(1,475)	(1,475)
Net income	$10,768	$8,649	$(6,519)	$12,898
September 30, 2019:
Total Assets	$14,103	$7,150	$23,168	$44,421

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
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 55% of the company, representing our commitment to the long-term success of the Company.
Financial Highlights for the Third Quarter of 2020:
•Total revenue increased 51% from the third quarter of 2019 to $32.0 million; on a comparable ASC 605 accounting basis, revenue increased $8.9 million or 42%
•Core Revenue* increased by 43% from third quarter of 2019 to $26.4 million; on a comparable ASC 605 accounting basis, Core Revenue increased $8.3 million or 45%
•Total Written Premiums placed increased 49% from the prior-year period to $301 million
•Net income increased by $4.0 million from the third quarter of 2019 to $6.7 million, or 21% of total revenues; on a comparable ASC 605 accounting basis, net income increased by $1.9 million
•Adjusted EBITDA* increased 102% from the third quarter of 2019 to $9.3 million, or 29% of total revenues. On a comparable ASC 605 accounting basis, Adjusted EBITDA increased by $2.3 million.
•Basic and diluted earnings per share were $0.19 and $0.17, respectively, and Adjusted EPS*, a non-GAAP measure, was $0.23 for the three months ended September 30, 2020
•Policies in Force increased 47% from September 30, 2019 to 657,000 at September 30, 2020
•Corporate sales headcount increased 60% from September 30, 2019 to 371 at September 30, 2020
◦As of September 30, 2020, 222 of these Corporate sales agents had less than one year of tenure and 149 had greater than one year of tenure
•Total franchises increased 52% compared to the prior year period to 1,261; total operating franchises increased 41% from September 30, 2019 to 823 at September 30, 2020
◦In Texas as of September 30, 2020, 36 operating Franchisees had less than one year of tenure and 183 operating Franchisees had greater than one year of tenure.
◦Outside of Texas as of September 30, 2020, 266 operating Franchisees had less than one year of tenure and 338 had greater than one year of tenure.
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
During the first quarter, the Company reduced workforce density at all corporate offices by requiring employees to work from home. Additionally, the Company indefinitely suspended all corporate travel, field support visits, in-person marketing efforts and in-person team meetings. Leveraging the Company's cloud based technology, video conferencing technology and importantly the Company's mortgage activity database to continue marketing efforts allowed operations to be largely uninterrupted. During the third quarter, the Company began bringing employees back to the office on a reduced and rotational basis. The Company will continue to follow all local government and CDC guidelines in reopening corporate offices. Changes in consumer behavior linked to the COVID-19 pandemic, may have resulted in reduced loss ratios through the nine months ended September 30, 2020, increasing the amount of revenue from Contingent Commissions the Company expects to receive.
During the first quarter, we took steps to strengthen our liquidity, including amending our credit agreement on March 6, 2020 to increase the term loan available borrowing to $80.0 million and to increase the amount available under our revolving credit facility to $25.0 million. Because of the continued strength and resiliency of our business and our outlook for the remainder of 2020, we declared a special dividend which was distributed during the third quarter. See "Liquidity and capital resources”.
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
For the three months ended September 30, 2020, revenue increased by 51% to $32.0 million from $21.2 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, revenue increased by 29% to $82.4 million from $63.7 million for the nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, if results were reported under ASC 605, total revenue would have grown 42% to $30.1 million and 30% to $82.5 million, respectively. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 49% to $301 million for the three months ended September 30, 2020 from $202 million for the three months ended September 30, 2019 and 45% to $789 million for the nine months ended September 30, 2020 from $543 million for the nine months ended September 30, 2019. Total Written Premiums drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended September 30,
(in thousands)	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenue:
Renewal Commissions(1)	$7,931	25%	$8,044	27%	$6,056	29%
Renewal Royalty Fees(2)	8,117	25%	8,230	27%	5,295	25%
New Business Commissions(1)	4,790	15%	4,849	16%	3,294	16%
New Business Royalty Fees(2)	3,090	10%	3,074	10%	1,994	9%
Agency Fees(1)	2,491	8%	2,535	8%	1,782	8%
Total Core Revenue	26,419	83%	26,732	89%	18,421	87%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,152	4%	3,045	10%	1,935	9%
Interest Income	212	1%	212	1%	169	1%
Total Cost Recovery Revenue	1,364	4%	3,257	11%	2,104	10%
Ancillary Revenue:
Contingent Commissions(1)	4,173	13%	2	—%	607	3%
Other Income(2)	59	—%	59	—%	37	—%
Total Ancillary Revenue	4,232	13%	61	—%	644	3%
Total Revenues	$32,015	100%	$30,050	100%	$21,169	100%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are in "Commissions and agency fees" as shown on the Consolidated statements of income.

(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

	Nine Months Ended September 30,
(in thousands)	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenue:
Renewal Commissions(1)	$21,382	26%	$21,900	27%	$16,744	26%
Renewal Royalty Fees(2)	21,406	26%	21,799	26%	14,120	22%
New Business Commissions(1)	12,452	15%	12,583	15%	8,766	14%
New Business Royalty Fees(2)	7,737	9%	7,812	9%	5,213	8%
Agency Fees(1)	6,362	8%	6,874	8%	4,959	8%
Total Core Revenue	69,339	84%	70,968	86%	49,802	78%
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,031	4%	6,960	8%	5,160	8%
Interest Income	573	1%	573	1%	452	1%
Total Cost Recovery Revenue	3,604	4%	7,533	9%	5,612	9%
Ancillary Revenue:
Contingent Commissions(1)	9,248	11%	3,826	5%	8,203	13%
Other Income(2)	173	—%	173	—%	71	—%
Total Ancillary Revenue	9,421	11%	3,999	5%	8,274	13%
Total Revenues	$82,364	100%	$82,500	100%	$63,688	100%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

Effects of Topic 606
The below illustrates the impact of Topic 606 on the Company's income statement line items for the three and nine months ended September 30, 2020

	Three Months Ended September 30, 2020
(in thousands)	ASC 605	Impact of Adoption	ASC 606
Core Revenue:
Renewal Commissions(1)	8,044	(113)	$7,931
Renewal Royalty Fees(2)	8,230	(113)	8,117
New Business Commissions(1)	4,849	(59)	4,790
New Business Royalty Fees(2)	3,074	16	3,090
Agency Fees(1)	2,535	(44)	2,491
Total Core Revenue	26,732	(313)	26,419
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,045	(1,893)	1,152
Interest Income	212	—	212
Total Cost Recovery Revenue	3,257	(1,893)	1,364
Ancillary Revenue:
Contingent Commissions(1)	2	4,171	4,173
Other Income(2)	59	—	59
Total Ancillary Revenue	61	4,171	4,232
Total Revenues	30,050	1,965	32,015
Operating Expenses:
Employee compensation and benefits, excluding equity-based compensation	16,639	(154)	16,485
General and administrative expenses	5,872	—	5,872
Bad debts	681	(305)	376
Total	23,192	(459)	22,733
Adjusted EBITDA	6,858	2,424	9,282
Adjusted EBITDA Margin	23%	6%	29%
Other income (expense)	10	—	10
Equity-based compensation	(1,416)	—	(1,416)
Interest expense	(582)	—	(582)
Depreciation and amortization	(900)	—	(900)
Tax benefit (expense)	689	(358)	331
Net Income	4,659	2,066	6,725
Less: net income attributable to non-controlling interests	2,084	1,374	3,458
Net Income attributable to Goosehead Insurance Inc.	$2,575	$692	$3,267

Earnings per share:
Basic	$0.15	0.04	$0.19
Diluted	$0.14	0.03	$0.17
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

	Nine Months Ended September 30, 2020
(in thousands)	ASC 605	Impact of Adoption	ASC 606
Core Revenue:
Renewal Commissions(1)	21,900	(518)	$21,382
Renewal Royalty Fees(2)	21,799	(393)	21,406
New Business Commissions(1)	12,583	(131)	12,452
New Business Royalty Fees(2)	7,812	(75)	7,737
Agency Fees(1)	6,874	(512)	6,362
Total Core Revenue	70,968	(1,629)	69,339
Cost Recovery Revenue:
Initial Franchise Fees(2)	6,960	(3,929)	3,031
Interest Income	573	—	573
Total Cost Recovery Revenue	7,533	(3,929)	3,604
Ancillary Revenue:
Contingent Commissions(1)	3,826	5,422	9,248
Other Income(2)	173	—	173
Total Ancillary Revenue	3,999	5,422	9,421
Total Revenues	82,500	(136)	82,364
Operating Expenses:
Employee compensation and benefits, excluding equity-based compensation	44,282	(304)	43,978
General and administrative expenses	17,108	—	17,108
Bad debts	1,606	(602)	1,004
Total	62,996	(906)	62,090
Adjusted EBITDA	19,504	770	20,274
Adjusted EBITDA Margin	24%	1%	25%
Other income (expense)	76	—	76
Equity-based compensation	(3,330)	—	(3,330)
Interest expense	(1,665)	—	(1,665)
Depreciation and amortization	(2,152)	—	(2,152)
Tax benefit (expense)	784	(172)	612
Net Income	13,217	598	13,815
Less: net income attributable to non-controlling interests	6,866	459	7,325
Net Income attributable to Goosehead Insurance Inc.	$6,351	$139	$6,490

Earnings per share:
Basic	$0.38	$0.01	$0.39
Diluted	$0.36	$—	$0.36
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and nine months ended September 30, 2020 and September 30, 2019. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Revenues:
Commissions and agency fees	$19,385	61%	$15,430	51%	$11,739	55%
Franchise revenues	12,418	39%	14,408	48%	9,261	44%
Interest income	212	1%	212	1%	169	1%
Total revenues	32,015	100%	30,050	100%	21,169	100%
Operating Expenses:
Employee compensation and benefits	17,901	71%	18,055	71%	11,412	65%
General and administrative expenses	5,872	23%	5,872	23%	5,169	30%
Bad debts	376	2%	681	3%	399	2%
Depreciation and amortization	900	4%	900	4%	516	3%
Total operating expenses	25,049	100%	25,508	100%	17,496	100%
Income from operations	6,966		4,542		3,673
Other Income (Expense):
Other income	10		10		—
Interest expense	(582)		(582)		(609)
Income before taxes	6,394		3,970		3,064
Tax expense (benefit)	(331)		(689)		301
Net income	6,725		4,659		2,763
Less: net income attributable to non-controlling interests	3,458		2,084		1,765
Net income attributable to Goosehead Insurance Inc.	$3,267		$2,575		$998

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Revenues:
Commissions and agency fees	$49,444	60%	$45,183	55%	$38,672	61%
Franchise revenues	32,347	39%	36,744	45%	24,564	39%
Interest income	573	1%	573	1%	452	1%
Total revenues	82,364	100%	82,500	100%	63,688	100%
Operating Expenses:
Employee compensation and benefits	47,308	70%	47,612	70%	30,981	65%
General and administrative expenses	17,108	25%	17,108	25%	13,800	30%
Bad debts	1,004	1%	1,606	2%	1,282	3%
Depreciation and amortization	2,152	3%	2,152	3%	1,391	3%
Total operating expenses	67,572	100%	68,478	100%	47,454	100%
Income from operations	14,792		14,022		16,234
Other Income (Expense):
Other income	76		76		—
Interest expense	(1,665)		(1,665)		(1,861)
Income before taxes	13,203		12,433		14,373
Tax expense (benefit)	(612)		(784)		1,475
Net income	13,815		13,217		12,898
Less: net income attributable to non-controlling interests	7,325		6,866		8,525
Net income attributable to Goosehead Insurance Inc.	$6,490		$6,351		$4,373

Revenues
For the three months ended September 30, 2020, revenue increased by 51% to $32.0 million from $21.2 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, revenue increased by 29% to $82.4 million from $63.7 million nine months ended September 30, 2019. On a comparable ASC 605 accounting basis, revenue increased $8.9 million or 42% for the three months ended September 30, 2020 and increased $18.8 million or 30% for the nine months ended September 30, 2020.

Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenue:
Renewal Commissions	7,931	41%	8,044	53%	6,056	52%
New Business Commissions	4,790	25%	4,849	31%	3,294	28%
Agency Fees	2,491	13%	2,535	16%	1,782	15%
Total Core Revenue:	15,212	78%	15,428	100%	11,132	95%
Ancillary Revenue:
Contingent Commissions	4,173	22%	2	—%	607	5%
Commissions and agency fees	$19,385	100%	$15,430	100%	$11,739	100%

	Nine Months Ended September 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenue:
Renewal Commissions	21,382	43%	21,900	48%	16,744	43%
New Business Commissions	12,452	25%	12,583	28%	8,766	23%
Agency Fees	6,362	13%	6,874	15%	4,959	13%
Total Core Revenue:	40,196	81%	41,357	92%	30,469	79%
Ancillary Revenue:
Contingent Commissions	9,248	19%	3,826	8%	8,203	21%
Commissions and agency fees	$49,444	100%	$45,183	100%	$38,672	100%

Renewal Commissions increased by $1.9 million or 31%, to $7.9 million for the three months ended September 30, 2020 from $6.1 million for the three months ended September 30, 2019. Renewal Commissions increased by $4.6 million or 28%, to $21.4 million for the nine months ended September 30, 2020 from $16.7 million for the nine months ended September 30, 2019. These increases were primarily attributable to an increase in the number of policies in the renewal term from September 30, 2019 to September 30, 2020.
New Business Commissions increased by $1.5 million, or 45%, to $4.8 million for the three months ended September 30, 2020 from $3.3 million for the three months ended September 30, 2019. Revenue from Agency Fees increased by $709 thousand, or 40%, to $2.5 million for the three months ended September 30, 2020 from $1.8 million for the three months ended September 30, 2019. New Business Commissions increased by $3.7 million or 42% for the nine months ended September 30, 2020 from $8.8 million for the nine months ended September 30, 2019. Revenue from Agency Fees increased by $1.4 million, or 28%, to $6.4 million for the nine months ended September 30, 2020 from $5.0 million for the nine months ended September 30, 2019. These increases were primarily attributable to a 60% increase in total sales agent head count to 371 at September 30, 2020, from 232 at September 30, 2019.
Revenue from Contingent Commissions increased by $3.6 million, to $4.2 million for the three months ended September 30, 2020 from $0.6 million for the three months ended September 30, 2019. Revenue from Contingent Commissions increased by $1.0 million, or 13%, to $9.2 million for the nine months ended September 30, 2020 from $8.2 million for the nine months ended September 30, 2019.The primary reason for the change in both the three and six month periods is the adoption of ASC 606. If the three months ended September 30, 2020 were reported under ASC 605, revenue from Contingent Commissions would have decreased $0.6 million due to the timing of receipt of contingent commission in the 2020 compared to 2019. If the nine months ended September 30, 2020 were reported under ASC 605 revenue from Contingent Commissions would have decreased $4.4 million, or 53%, due to higher loss ratios with certain Carriers during 2019.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenues:
Renewal Royalty Fees	8,117	65%	8,230	57%	5,295	57%
New Business Royalty Fees	3,090	25%	3,074	21%	1,994	22%
Total Core Revenues:	11,207	90%	11,304	78%	7,289	79%
Cost Recovery Revenues:
Initial Franchise Fees	1,152	9%	3,045	21%	1,935	21%
Ancillary Revenues:
Other Franchise Revenues	59	—%	59	—%	37	—%
Franchise revenues	$12,418	100%	$14,408	100%	$9,261	100%

	Nine Months Ended September 30,
	2020 (ASC 606)		2020 (ASC 605)		2019 (ASC 605)
Core Revenues:
Renewal Royalty Fees	21,406	66%	21,799	59%	14,120	152%
New Business Royalty Fees	7,737	24%	7,812	21%	5,213	56%
Total Core Revenues:	29,143	90%	29,611	81%	19,333	209%
Cost Recovery Revenues:
Initial Franchise Fees	3,031	9%	6,960	19%	5,160	56%
Ancillary Revenues:
Other Franchise Revenues	173	1%	173	—%	71	1%
Franchise revenues	$32,347	100%	$36,744	100%	$24,564	265%

Revenue from Renewal Royalty Fees increased by $2.8 million, or 53%, to $8.1 million, for the three months ended September 30, 2020 from $5.3 million for the three months ended September 30, 2019. Revenue from Renewal Royalty Fees increased by $7.3 million, or 52%, to $21.4 million for the nine months ended September 30, 2020 from $14.1 million for the nine months ended September 30, 2019. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term.
Revenue from New Business Royalty Fees increased by $1.1 million, or 55%, to $3.1 million for the three months ended September 30, 2020 from $2.0 million for the three months ended September 30, 2019. Revenue from New Business Royalty Fees increased by $2.5 million, or 48%, to $7.7 million for the nine months ended September 30, 2020 from $5.2 million for the nine months ended September 30, 2019. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises from September 30, 2019 to 2020.

Revenues from Initial Franchise Fees decreased by $0.8 million or 40% to $1.2 million for the three months ended September 30, 2020 from $1.9 million during the three months ended September 30, 2019. Revenues from Initial Franchise Fees decreased by $2.1 million, or 41%, to $3.0 million for the nine months ended September 30, 2020 from $5.2 million for the nine months ended September 30, 2019. The primary reason for this decrease is the change in accounting principle from the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2020. If the three and nine months ended September 30, 2020 were reported under ASC 605, revenue from Initial Franchise Fees would have increased $1.1 million and $1.8 million, respectively.
Interest income
Interest income increased by $43 thousand, or 25%, to $212 thousand for the three months ended September 30, 2020 from $169 thousand for the three months ended September 30, 2019. Interest income increased $121 thousand, or 27%, to $573 thousand for the nine months ended September 30, 2020 from $452 thousand for the nine months ended September 30, 2019. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $6.5 million, or 57%, to $17.9 million for the three months ended September 30, 2020 from $11.4 million for the three months ended September 30, 2019. Employee compensation and benefits expenses increased by $16.3 million, or 53%, to $47.3 million for the nine months ended September 30, 2020 from $31.0 million for the nine months ended September 30, 2019.The increase is caused by a 35% increase in total headcount from 2019 to 2020 and an increase in stock based compensation resulting from the issuance of stock options during 2020.
General and administrative expenses
General and administrative expenses increased by $0.7 million, or 14%, to $5.9 million for the three months ended September 30, 2020 from $5.2 million for the three months ended September 30, 2019. General and administrative expenses increased by $3.3 million, or 24%, to $17.1 million for the nine months ended September 30, 2020 from $13.8 million for the nine months ended September 30, 2019. This increase was primarily attributable to higher costs associated with an increase in operating franchises and employees, investments made in technology, and the opening of two additional corporate sales offices during the year.
Bad debts
Bad debts decreased by $23 thousand for the three months ended September 30, 2020 to $376 thousand from $399 thousand for the three months ended September 30, 2019. Bad debts decreased by $278 thousand, or 22%, to $1,004 thousand for the nine months ended September 30, 2020 from $1,282 thousand for the nine months ended September 30, 2019. The change in both the three and six month periods is driven by the adoption of ASC 606, partially offset by an increase in write offs associated to higher revenues from Agency Fees.
Depreciation and amortization
Depreciation and amortization increased by $0.4 million, or 74%, to $0.9 million for the three months ended September 30, 2020 from $0.5 million for the three months ended September 30, 2019. Depreciation and amortization increased by $0.8 million, or 55%, to $2.2 million for the nine months ended September 30, 2020 from $1.4 million for the nine months ended September 30, 2019. This increase was primarily attributable to the increase in fixed assets during the year, including the opening of two additional corporate sales offices, expansion of existing corporate offices and hardware for additional employees hired.
Interest expense
Interest expenses decreased by $27 thousand, or 4%, to $582 thousand for the three months ended September 30, 2020 from $609 thousand for the three months ended September 30, 2019. Interest expense decreased by $196 thousand, or 11%, to $1.7 million for the nine months ended September 30, 2020 from $1.9 million for the nine months ended September 30, 2019. This decrease was primarily attributable to the Company refinancing the existing term loan leading to more favorable interest rates, offset by additional borrowing during the year.

Segment Adjusted EBITDA
Corporate Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization allocable to the Corporate Channel.
Corporate Channel Adjusted EBITDA increased by $1.4 million, or 61%, to $3.7 million for the three months ended September 30, 2020 from $2.3 million for the three months ended September 30, 2019. The primary reason for this increase is the change in accounting principle from the three months ended September 30, 2019 to the three months ended September 30, 2020. If the three months ended September 30, 2020 were reported under ASC 605, Corporate Channel Adjusted EBITDA would have remained flat. Corporate Channel Adjusted EBITDA decreased by $0.6 million, or 6%, to $8.8 million for the nine months ended September 30, 2020 from $9.4 million for the nine months ended September 30, 2019. The primary reason for this decrease is the decrease in Contingent Commissions from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. If the nine months ended September 30, 2020 were reported under ASC 605, Corporate Channel adjusted EBITDA would have decreased by $1.4 million, driven by the decrease in Contingent Commissions received.
Franchise Channel Adjusted EBITDA is Segment earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-operating items.
Franchise Channel Adjusted EBITDA increased by $3.5 million, or 122%, to $6.4 million for the three months ended September 30, 2020 from $2.9 million for the three months ended September 30, 2019.The primary reason for this increase is the change in accounting principle from the three months ended September 30, 2019 to the three months ended September 30, 2020. If the three months ended September 30, 2020 were reported under ASC 605, Franchise Channel Adjusted EBITDA would have increased $1.5 million or 52%, driven by an increase in Renewal and New Business Royalty Fees received. Franchise Channel Adjusted EBITDA increased by $2.5 million, or 22%, to $14.0 million for the nine months ended September 30, 2020 from $11.4 million for the nine months ended September 30, 2019.The primary reason for this increase is the change in accounting principle from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. If the nine months ended September 30, 2020 were reported under ASC 605, Franchise Channel Adjusted EBITDA would have increased $1.7 million or 15%, driven by the increase in Contingent Commissions received.
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
The following tables show Total Written Premium placed by channel for the three and nine months ended and 2020 and 2019 (in thousands).

	Three Months Ended September 30,		% Change
	2020	2019
Corporate Channel Total Written Premium	$88,517	$66,475	33%
Franchise Channel Total Written Premium	212,520	135,607	57%
Total Written Premium	$301,037	$202,082	49%

	Nine Months Ended September 30,		% Change
	2020	2019
Corporate Channel Total Written Premium	$237,317	$181,309	31%
Franchise Channel Total Written Premium	551,550	361,675	52%
Total Written Premium	$788,867	$542,984	45%

Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of September 30, 2020, we had 657,000 in Policies in Force compared to 482,000 as of December 31, 2019 and 448,000 as of September 30, 2019, representing a 36% and 47% increase, respectively.
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
NPS has increased to 91 as of September 30, 2020 from 89 as of December 31, 2019 due to the service team’s continued focus on delivering highly differentiated service levels.
Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has remained steady at 88% at September 30, 2020 from December 31, 2019, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended September 30, 2020, we retained 90% of the premiums we distributed in the trailing twelve months ended September 30, 2019, which decreased modestly from the 91% premium retention at December 31, 2019. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended September 30, 2020, New Business Revenue grew 47% to $10.4 million, from $7.1 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, New Business Revenue grew 40% to $26.6 million, from $18.9 million for the nine months ended September 30, 2019. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 60% and growth in operating franchises in the Franchise Channel of 41%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended September 30, 2020, Renewal Revenue grew 41% to $16.0 million, from $11.4 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, Renewal Revenue grew 39% to $42.8 million, from $30.9 million for the nine months ended September 30, 2019. Growth in Renewal Revenue was driven by Client Retention of 88% at September 30, 2020. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
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
Core Revenue increased by $8.0 million, or 43%, to $26.4 million for the three months ended September 30, 2020 from $18.4 million for the three months ended September 30, 2019. Core Revenue increased by $19.5 million, or 39%, for the nine months ended September 30, 2020 to $69.3 million from $49.8 million for the nine months ended September 30, 2019. The primary driver of the increase is increases in operating franchises, corporate agent sales headcount, and number of policies in the renewal term from September 30, 2019 to September 30, 2020. If the three and nine months ended September 30, 2020 were reported under ASC 605, Core Revenue would have increased $8.3 million and $21.2 million, respectively.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $0.7 million, or 35%, to $1.4 million for the three months ended September 30, 2020 from $2.1 million for the three months ended September 30, 2019. Cost Recovery Revenue decreased by $2.0 million, or 36%, to $3.6 million for the nine months ended September 30, 2020 from $5.6 million for the nine months ended September 30, 2019. The primary driver of the decrease is the adoption of ASC 606. If the three and nine months ended September 30, 2020 were reported under ASC 605, Cost Recovery Revenue would have increased $1.2 million and $1.9 million, respectively.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $3.6 million to $4.2 million for the three months ended September 30, 2020 from $0.6 million for the three months ended September 30, 2019 primarily due to the adoption of ASC 606 resulting in acceleration of when we record Contingent Commissions. Ancillary Revenue decreased by $1.1 million, or 14%, to $9.4 million for the nine months ended September 30, 2020 from $8.3 million for the nine months ended September 30, 2019. The primary driver of the decrease is the adoption of ASC 606 changing the timing of when Contingent Commissions are recorded. If the three and nine months ended September 30, 2020 were reported under ASC 605, Ancillary Revenue would have decreased $0.6 million and $4.3 million, respectively.
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

Adjusted EBITDA increased by $4.7 million, or 102%, to $9.3 million for the three months ended September 30, 2020 from $4.6 million for the three months ended September 30, 2019. The primary driver of the decrease is the adoption of ASC 606. If the three months ended September 30, 2020 were reported under ASC 605, Adjusted EBITDA would have increased by $2.3 million, driven by increased Core Revenues, offset by additional employee compensation and benefits from additional hiring. Adjusted EBITDA increased by $1.5 million, or 8%, to $20.3 million for the nine months ended September 30, 2020 from $18.8 million for the nine months ended September 30, 2019. The primary driver of the decrease is higher Contingent Commissions received during the nine months ended September 30, 2019. If the nine months ended September 30, 2020 were reported under ASC 605, Adjusted EBITDA would have increased by $0.7 million.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended September 30, 2020, Adjusted EBITDA Margin was 29% compared to 22% for the three months ended September 30, 2019. The primary driver of the expansion is the adoption of ASC 606, resulting in acceleration of the recognition of Contingent Commission revenue. If the three months ended September 30, 2020 were reported under ASC 605, Adjusted EBITDA Margin would have been 23%. Adjusted EBITDA Margin for the nine months ended September 30, 2020 was 25% compared to 29% for the nine months ended September 30, 2019. The primary driver of the compression is the decrease in Contingent Commissions received. If the nine months ended September 30, 2020 had been reported under ASC 605, Adjusted EBITDA Margin would have been 24% driven by a decrease in Contingent Commissions received.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations

	Three Months Ended September 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Total Revenues	$32,015	$30,050	$21,169

Core Revenue:
Renewal Commissions(1)	$7,931	$8,044	$6,056
Renewal Royalty Fees(2)	8,117	8,230	5,295
New Business Commissions(1)	4,790	4,849	3,294
New Business Royalty Fees(2)	3,090	3,074	1,994
Agency Fees(1)	2,491	2,535	1,782
Total Core Revenue	26,419	26,732	18,421
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,152	3,045	1,935
Interest Income	212	212	169
Total Cost Recovery Revenue	1,364	3,257	2,104
Ancillary Revenue:
Contingent Commissions(1)	4,173	2	607
Other Income(2)	59	59	37
Total Ancillary Revenue	4,232	61	644
Total Revenues	$32,015	$30,050	$21,169
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.

(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.

	Nine Months Ended September 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Total Revenues	$82,364	$82,500	$63,688

Core Revenue:
Renewal Commissions(1)	$21,382	$21,900	$16,744
Renewal Royalty Fees(2)	21,406	21,799	14,120
New Business Commissions(1)	12,452	12,583	8,766
New Business Royalty Fees(2)	7,737	7,812	5,213
Agency Fees(1)	6,362	6,874	4,959
Total Core Revenue	69,339	70,968	49,802
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,031	6,960	5,160
Interest Income	573	573	452
Total Cost Recovery Revenue	3,604	7,533	5,612
Ancillary Revenue:
Contingent Commissions(1)	9,248	3,826	8,203
Other Income(2)	173	173	71
Total Ancillary Revenue	9,421	3,999	8,274
Total Revenues	$82,364	$82,500	$63,688

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of income.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of income.
The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Net income	$6,725	$4,659	$2,763
Interest expense	582	582	609
Depreciation and amortization	900	900	516
Tax (benefit) expense	(331)	(689)	301
Equity-based compensation	1,416	1,416	396
Other (income) expense	(10)	(10)	—
Adjusted EBITDA	$9,282	$6,858	$4,585
Adjusted EBITDA Margin(1)	29%	23%	22%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($9,282/$32,015), ($6,858/$30,050) and ($4,585/$21,169) for the three months ended September 30, 2020 (ASC 606 and 605, respectively) and 2019.

	Nine Months Ended September 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Net income	$13,815	$13,215	$12,898
Interest expense	1,665	1,665	1,861
Depreciation and amortization	2,152	2,152	1,391
Tax (benefit) expense	(612)	(784)	1,475
Equity-based compensation	3,330	3,330	1,131
Other (income) expense	(76)	(76)	—
Adjusted EBITDA	$20,274	$19,502	$18,756
Adjusted EBITDA Margin(1)	25%	24%	29%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($20,274/$82,364), ($19,503/$82,499) and ($18,756/$63,688) for the nine months ended September 30, 2020 (ASC 606 and 605, respectively) and 2019.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and nine months ended September 30, 2020 (in thousands, except per share amounts). Note that totals may not sum due to rounding:

	Three Months Ended September 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Earnings per share - basic (GAAP)	$0.19	$0.15	$0.07
Add: equity-based compensation(1)	0.04	0.04	0.01
Adjusted EPS (non-GAAP)	$0.23	$0.19	$0.08
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [ $1.4 million / ( 17.4 million + 19.2 million )] for the three months ended September 30, 2020 and [ $396 thousand / ( 15.1 million + 21.1 million )] for the three months ended September 30, 2019.

	Nine Months Ended September 30,
	2020 (ASC 606)	2020 (ASC 605)	2019 (ASC 605)
Earnings per share - basic (GAAP)	$0.39	$0.38	$0.30
Add: equity-based compensation(1)	0.09	0.09	0.03
Adjusted EPS (non-GAAP)	$0.48	$0.47	$0.33
(1) Calculated as equity-based compensation divided by sum of Class A and Class B shares [ $3.3 million / ( 16.4 million + 20.1 million )] for the nine months ended September 30, 2020 and [ $1.1 million / ( $14.7 million + $21.5 million )] for the three months ended September 30, 2019.

Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of September 30, 2020, our cash and cash equivalents balance was $20.0 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.

Credit agreement
See "Note 7. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$15,041	$16,493	$(1,452)
Net cash used for investing activities	(5,057)	(3,609)	(1,448)
Net cash used for financing activities	(3,909)	(20,347)	16,438
Net increase (decrease) in cash and cash equivalents	6,075	(7,463)	13,538
Cash and cash equivalents, and restricted cash, beginning of period	15,260	19,011	(3,751)
Cash and cash equivalents, and restricted cash, end of period	$21,335	$11,548	$9,787
Operating activities
Net cash provided by operating activities was $15.0 million for the nine months ended September 30, 2020 as compared to net cash provided by operating activities of $16.5 million for the nine months ended September 30, 2019. This decrease in net cash provided by operating activities was attributable to a decrease in commissions and agency fees receivables of $4.8 million, a decrease in receivables from franchisees of $2.3 million, and a decrease in cash used for prepaid expenses of $1.2 million. This was offset by a $6.8 million increase related to changes in contract liabilities as a result of adding additional franchise during the the nine months ended September 30, 2020.
Investing activities
Net cash used for investing activities was $5.1 million for the nine months ended September 30, 2020, compared to net cash used in investing activities of $3.6 million for the nine months ended September 30, 2019. This increase was driven by continued expansion of corporate offices to support increased hiring and $0.9 million used for computer equipment to accommodate remote working.
Financing activities
Net cash used for financing activities was $3.9 million for the nine months ended September 30, 2020 as compared to net cash used for financing activities of $20.3 million for the nine months ended September 30, 2019. This decrease in net cash used for financing activities was attributable to the Company's draw down of $37.9 million of the remaining term loan, offset by the payment of a $42.0 million dividend.
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
Dividend policy
On March 7, 2019, GF approved a $15.0 million extraordinary dividend to all holders of LLC Units, including GSHD. The board of directors of the Company then declared an extraordinary dividend of $0.41 (rounded) to all holders of Class A common stock of GSHD with a record date of March 18, 2019, which was paid on April 1, 2019. See "Note 11. Dividends" in the condensed consolidated financial statements included herein.

On July 30, 2020, GF approved an extraordinary dividend in the aggregate amount of $42.0 million payable to holders of LLC Units, including GSHD. The board of directors of the Company subsequently declared an extraordinary dividend of $1.15 (rounded) to all holders of Class A common stock of GSHD with a record date of August 10, 2020, which was paid on August 24, 2020.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of September 30, 2020, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$20,465	$2,834	$5,403	$4,693	$7,535
Debt obligations payable(2)	84,000	3,000	81,000	—	—
Interest expense(3)	5,144	1,693	3,451	—	—
Liabilities under the tax receivable agreement(4)	42,175	681	5,007	5,624	30,863
Total	$151,784	$8,208	$94,861	$10,317	$38,398

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $711 thousand and $541 thousand for the three months ended September 30, 2020 and 2019. Rent expense was $1.9 million and $1.4 million for the nine months ended September 30, 2020 and 2019.
(2)The Company refinanced its credit facilities on March 6, 2020 in the form of a $80 million term loan, and $25 million revolving credit facility, of which $5.0 million was drawn as of September 30, 2020.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of September 30, 2020.
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
The Company will lose its emerging growth company status as of the filing of the Annual Report on Form 10-K for the year ended December 31, 2020. As such, the Company will be required to comply with the requirements of Section 404(b) of Sarbanes-Oxley Act, have full disclosure obligations requiring executive compensation, and lose exemptions from the requirements of holding non-binding advisory votes on executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as described in "Item 7A. Quantitative and qualitative disclosure of market risks" in the Annual Report on Form 10-K.

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation as it relates to our internal controls to minimize the impact on their design and operating effectiveness.

PART II

Item 1. Legal Proceedings
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
Item 4. Mine Safety Disclosures
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

GOOSEHEAD INSURANCE, INC.

Date:	October 29, 2020	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2020	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)