Form 10-K
period 2020-12-31
Goosehead Insurance, Inc.
filed 2021-02-26
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑.
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2020 (the last day of the registrant’s most recently completed second quarter) was $1,000,385,087, computed using a closing price on that day of $75.16.
As of February 26, 2021, there were 18,374,682 shares of Class A common stock outstanding and 18,384,689 shares of Class B common stock outstanding
Documents incorporated by reference:
Portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•ASC 842 ("Topic 842"): ASU 2016-02 - Leases.

•Book of Business: Insurance policies bound by us with our Carriers on behalf of our clients.
•Best Practices Study: The industry group metrics are based on the latest date for which complete financial data are publicly available such as a 2020 Best Practices Study containing 2019 industry data conducted by Reagan Consulting and the Independent Insurance Agents & Brokers of America, Inc.
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

Disclaimer regarding forward-looking statements
We have made statements under the captions “Item 1. Business,” “Item 1A. Risk factors,” “Item 7. Management’s discussion and analysis of financial condition and results of operations” and in other sections of this Annual Report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under “Item 1A. Risk factors.” You should specifically consider the numerous risks outlined under “Item 1A. Risk factors.”
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

PART I
Item 1. Business
Company overview
We are a rapidly growing independent insurance agency, reinventing the traditional approach to distributing personal lines policies throughout the United States. Our differentiated business model and innovative technology platform, have enabled us to deliver insurance customers a superior experience, as evidenced by our 92 Net Promoter Score which is 2.3x the 2019 P&C Industry Average. To fully appreciate the value of our model, there are three lenses with which you can view us – from the perspective of 1) the insurance buyer; 2) the agent; and 3) the carrier.
Insurance buyer perspective
Insurance buyers desire to have the right coverage, based on their risk tolerance, at the lowest possible price, written with a reputable company who will respond quickly and fairly when they need to file a claim – desires that we believe only an independent insurance agent can fulfill. Clients want to accomplish this in a simple, fast, and convenient way that leverages technology to make the client experience effortless. We have built a model that combines a choice product portfolio, knowledgeable sales and service agents, and proprietary technology to deliver on these expectations.
Choice product platform
Today’s insurance buyer expects choice; we believe that tomorrow’s insurance buyer will demand it. We believe that most clients currently buying through single-product platforms are either over-paying or not properly covered because 1) their current insurance company does not offer the appropriate coverage or 2) valuable coverages were removed to make the pricing competitive. We are able to solve that by partnering with over 140 carriers and using technology to shop for our clients and quickly identify the Carrier who is targeting their segment of the market. This allows us to provide value by finding the right coverage at the lowest price, and to do so in one phone-call so that the client does not have to spend hours shopping for themselves.
Knowledgeable sales and service agents
Our clients benefit from the value of having a knowledgeable agent explain and evaluate coverages to help the client make smart insurance buying decisions. Clients will have vastly different insurance needs throughout their lifetime, and our model allows us to serve them at every stage of life. While there are other independent agents who also provide choice, we believe that they lack the scale, talent, and technology of Goosehead, leading to a poorer client experience. Additionally, in contrast to the traditional insurance agency model, we separate the sales function from the service function, thus enabling agents to focus on selling, and service personnel to focus on delivering superior client service. This model has helped drive best-in-class net promoter scores for client service, nearly 2.3x the 2019 P&C industry average according to Satmetrix.
Proprietary technology
Independent agents typically are working on outdated technology platforms, leading to delays in insurance quotes and very limited ability to interact with their agent. We have leveraged our scale to empower our agents with technology that allows them to run quotes and place business in one simple phone-call. After signing their documents electronically through our online portal, clients can engage with Goosehead’s industry leading service team via self-service, phone, text, online chat, or email.
Our choice model, superior sales and service agents, and proprietary technology has led to 88% client retention during 2020, which we believe is among the best in our industry.
Agent perspective
Among the three largest captive insurance companies, State Farm, Farmers, and Allstate, there are over 100,000 captive agents in the United States, and these agents are facing some acute pain points in their businesses. First, only having one carrier to sell leads to lower close rates and client retention as these companies lack options to move the business to another Carrier. In addition, many agents will lose their ability to write certain lines of business in some areas due to underwriting rules from the carrier – this is especially true after a catastrophic loss in the agent’s city or county. Low close rates are also due to the agents’ outdated and ineffective marketing playbook. They typically pay for expensive retail store-front locations and spend significant amount of money on paper mailers and internet leads. This broken marketing model leads to high overhead costs and limited success. Additionally, these captive agents are working on outdated technology platforms and many have no economic interest in their book of business. Finally, and most importantly, these agents are responsible for processing all of their client’s service needs in house; the more successful they are at sales, the quicker their growth stalls because of the time necessary to manage customer service work.
When agents join Goosehead, they immediately get access to sell a wide array of carriers so that they have product to accommodate most clients, which drastically improves close rates. Instead of expensive retail space and spending money on ineffective marketing strategies, they follow our proven go-to-market strategy by developing Referral Partner relationships. This strategy allows them to spend much less on marketing and can yield dozens of high-quality clients referred directly to them, driving higher levels of productivity. All policy fulfillment and servicing is handled by our centralized service team, which retains our clients at 88%, unlocking the agent’s time to focus on new sales. Our proprietary technology platform allows our agents to identify Referral Partners, run quotes in less than five minutes, and gives them all the analytics they need to make smart decisions around building a successful agency. Our nine corporate-owned offices and 364 corporate sales agents serve as the blueprint for what is possible in the Goosehead model, and our corporate agents provide critical training and support to help the franchise agents reach their full potential. We have proven that this system delivers superior results as demonstrated by agents, who with a few years tenure, are 2.3x more productive than industry best practice according to Reagan Consulting's 2020 Best Practices Study.
In addition to recruiting current insurance agents with a superior value proposition, we are also bringing in sales and marketing savvy professionals who are attracted to the recession-resistant and residual economics offered by a career in insurance. The value and opportunity we provide to agents has led to our rapid growth to 1,468 franchise locations (inclusive of 577 franchises that are under contract but yet to be opened as of December 31, 2020).
Carrier perspective
Insurance carriers are seeking profitable growth, and their focus is on maximizing the ratio of client lifetime value to acquisition costs. Carriers who distribute through independent agents have lots of complexity and costs dealing with thousands of independent representatives with no standard training, different levels of expertise, and no quality control functions. Working with Goosehead allows them to have scale distribution with a single point of contact. Goosehead handles all training and enforces standards through a centralized quality control team. Because Goosehead can provide profitable growth without complexity, it has earned special product access in geographies where Carriers have heavily restricted capacity, and higher commissions than what agents normally earn. Our 2020 average commission rate on new business premium was 14% and on renewal business premium was 14%. Commission rates can vary across Carriers, states and lines of business, and typically range from 10% to 20% Many “insuretech” carriers saw the complexity of working with traditional agents and have sought to build models that eliminate the role of the agent. As they have grown, many have realized that 80% of the market still prefers to work with an agent (according to the Independent Insurance Agents & Brokers of America, Inc.), and that Goosehead allows them to reach that segment of the market without all the traditional complexity. We now distribute for many of the insuretechs, increasing the breadth of our product portfolio. Distributing through Goosehead allows carriers to see higher retention rates and more underwriting profitability when compared with other distribution channels, increasing the client lifetime value for the carrier. This value enables Goosehead to have a very competitive carrier portfolio, ensuring that clients find the best solution, and increasing agents’ close rates.
By delivering a better client experience, offering a more compelling business opportunity to agents, and driving more value to carrier partners, we have seen growth as reflected in our financial performance. Beginning as of 2019, the Company adopted the new accounting guidance, ASC Topic 606, related to revenue from contracts with customers. Under this new accounting standard, revenue grew period over period by 51% for the year ended December 31, 2020. Total Written Premium, which we believe is the best leading indicator of future revenue growth because it drives our future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions, grew 45% to $1.07 billion from $739 million in 2019. This growth has been driven by several factors including (1) our team’s ability to recruit talented agents to our platform; (2) our agents’ leveraging of Goosehead's sales blueprint and proprietary technology leading to higher levels of productivity in winning new business; and (3) our service centers’ ability to retain renewal business. All our growth has been organic; we have not relied on mergers or acquisitions. Furthermore, we are profitable. For the year ended December 31, 2020 the Company had $18.8 million of net income, a $8.4 million increase over 2019. See "Item 7. Management's discussions and analysis of financial condition and results of operations - Key performance indicators" for additional information and a reconciliation to the most directly comparable GAAP financial measure.

Our Go-to-Market Strategy
Our business model allows our sales agents in both Segments to concentrate on sales and marketing activities related to acquiring new clients and issuing new policies, thus growing New Business Revenue and Renewal Revenue more rapidly than in other systems. Their primary marketing efforts are focused on establishing referral relationships with other financial services providers in their communities using our proprietary marketing strategy. We do not compensate Referral Partners for leads, but rather rely on our servicing capabilities to generate repeat business.
Our model, which allows agents to focus on New Business Revenue, is highly differentiated from the traditional insurance agency model. In the traditional agency model, agents are responsible for both new business and ongoing service. The burden of providing ongoing service distracts from the ability to acquire new clients, and ultimately limits an agent's opportunity for growth. Our agents are freed from the burden of ongoing service, and as a result, agents in both Segments are substantially more productive than top performers in our industry as it relates to new sales. Compared to the 2020 Best Practices Study, which uses 2019 industry data, Corporate Channel agents with more than three years of tenure averaged 3.8x as much New Business Production per Agent as the industry best practice during 2019. Franchise Channel agents with more than three years of tenure averaged 2.3x as much New Business Production per Agent (Franchise) as the industry best practice during 2019.

New Business Revenue per agent by tenure ($000s)

Source: Internal data for 2019; Carrier provided information; Reagan Consulting 2020 Best Practices Study (using 2019 data)
(1)Represents industry best practice per Reagan Consulting; does not include Unvalidated Producers; most industry agents have tenures significantly longer than 2 to 3 years.
We believe our agent productivity compares even more favorably to the industry than the Best Practices Study would imply because the Best Practices Study excludes Unvalidated Producers. If the Best Practices Study included Unvalidated Producers, our New Business Production per Agent outperformance would be even larger.
In 2020, New Business Production per Agent in the Corporate Channel was $55 thousand for agents with less than 1 year of tenure and $125 thousand for agents with more than one year of tenure. Including all producers in the Franchise Channel in 2020, New Business Production per Agency was $55 thousand for agencies with less than 1 year of tenure and $121 thousand for agents with more than one year of tenure in Texas. Outside of Texas during 2020, New Business Production per Agency was $43 thousand for agencies with less than 1 year of tenure and $73 thousand for agencies with more than one year of tenure.
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
Our two separate service centers provide us with the ability to cover the U.S. time zones more broadly, and the ability to better manage business continuity risks. We manage our service centers with the goal to maximize NPS, which we believe maximizes retention. This differentiated level of service has enabled us to earn an NPS of 92 in 2020, up from 89 in 2019, greater than highly regarded brands like Ritz Carlton and Nordstrom and 2.3x the 2019 industry average, according to Satmetrix. Our high degree of client satisfaction drove our 88% Client Retention rate during 2020, which we believe to be among the highest in the industry. Our retention rate is even stronger on a premium basis. In 2020, we retained 89% of the premiums we distributed in 2019. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our service team. By maintaining this strong level of Client Retention, we are able to generate revenue that is highly predictable and recurring in nature.
The combination of expanding headcount in the Corporate and Franchise Channels, leveraging technology and maintaining our commitment to service led to revenue growth of 51% and Total Written Premium growth of 45% in 2020. As of December 31, 2020, our 10-year Total Written Premium CAGR was 37% and our 5-year premium CAGR was 45%.

Total Written Premium by Channel	Total Written Premium by Term

Source: Carrier provided information

Industry trends
We primarily compete in the United States personal lines insurance distribution industry. Personal lines products typically include home, auto, umbrella, motorcycle, flood and recreational insurance. We compete for business on the basis of reputation, client service, product offerings and the ability to tailor our products to the specific needs of a client. There are principally three types of businesses that sell personal lines products:
•Independent agencies (36% personal lines market share in 2019 according to the Independent Insurance Agents & Brokers of America, Inc.). Independent agencies are “independent” of any one Carrier and can offer insurance products from multiple Carriers to their clients. There are approximately 36,500 independent insurance agencies in the United States, according to the 2018 Future One Agency Universe Case Study. Many of the largest insurance agencies, such as Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Marsh & McLennan Companies, Inc. and Willis Towers Watson plc, focus primarily on commercial lines. We believe that we are one of the largest independent insurance agencies focused primarily on personal lines.

•Captive Agencies (44% personal lines market share in 2019 according to the Independent Insurance Agents & Brokers of America, Inc.). Captive Agencies sell products for only one Carrier. The Carrier compensates the Captive Agency through sales commissions based on premiums placed on behalf of clients. The Carrier also provides the Captive Agency with operational support including advertising and certain back office functions. The largest Captive Agencies in the United States include Allstate Corporation, State Farm Mutual Automobile Insurance Company and Farmers Group, Inc.
•Direct distribution (20% personal lines market share in 2019 according to the Independent Insurance Agents & Brokers of America, Inc.). Certain Carriers market their products directly to clients. Historically, this strategy has been most effective for targeting clients who require auto insurance only, with clients seeking bundled solutions relying on advice from independent and Captive Agents. The largest Carriers that sell directly to clients include Berkshire Hathaway Inc. (via GEICO Corp.) and Progressive Corporation. Berkshire Hathaway and Progressive also distribute through independent agencies, including GSHD.
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
Our Segments
We have two Segments that are managed by our headquarters and work together to drive our growth: the Corporate Channel and Franchise Channel. In addition to managing our two Segments, our headquarters is responsible for overseeing our client service centers, our network of Referral Partners, our recruiting team and our technology functions which integrate all aspects of our business. Our headquarters also provides various risk management, quality control, accounting, legal and finance functions in support of both the Corporate Channel and the Franchise Channel.
Our Segments are geared to leverage the strengths of two different talent pools to maximize productivity. Our recruiting team, which included 98 people at December 31, 2020, is responsible for recruiting both Corporate sales agents, potential Franchise owners, and various back office employees. The Corporate Channel recruits driven agents who are typically new to insurance distribution; the Franchise Channel recruits agents with business or industry experience. The combination of our two Segments enables us to prudently expand our business model while providing differentiated service to our clients.
Corporate Channel (52% of 2020 total revenue)
The Corporate Channel consists of company-owned and financed operations with employees who are hired, trained and managed by us. The Corporate Channel also serves as a research and development department, where we develop best practices and beta test new technology before implementing system-wide. Additionally, the Corporate Channel serves as an invaluable support network for our Franchise Channel, providing sales coaching and mentoring for Franchisees. This channel primarily targets top college graduates or sales professionals who typically do not have experience in the insurance industry. The majority of candidates are sourced through a combination of on-campus recruiting, employee referrals and highly targeted internet recruiting campaigns. Our recruitment team seeks candidates with strong communication skills who display a high aptitude for learning new concepts, are motivated by professional and financial incentives and display the ability to succeed in a team-oriented environment. After the recruitment team has selected candidates, they are placed into a training class that lasts approximately two weeks. All agents are required to become fully licensed P&C agents prior to training.
The combination of hiring highly motivated and talented individuals, giving them proper tools and training and removing the burden of ongoing client service allows our Corporate Channel agents to become significantly more productive than average personal lines agents. Compared to the 2020 Best Practices Study, Corporate Channel agents with more than three years of tenure averaged 3.8x as much New Business Production per Agent (Corporate) as the industry best practice.
In the Corporate Channel, we generate Core Revenue in the form of Renewal Commissions, New Business Commissions and non-refundable Agency Fees charged directly to clients for efforts performed in the issuance of new insurance policies. We also generate Ancillary Revenue in the form of Contingent Commissions from Carriers related to the overall growth and loss performance of the Book of Business we have placed with them. The Corporate Channel is comprised of employed sales agents located in nine sales offices across Texas, Illinois, and North Carolina. We have experienced rapid growth in sales agents and revenue in this Segment. During 2020, our Corporate Channel sales agent headcount increased by 47% and our Corporate Channel premiums placed grew by 31%, in each case, versus the prior year. Corporate Channel premium growth trailed headcount growth due to the large renewal mix of our premiums placed and the ongoing ramp up of recently hired producers. As of December 31, 2020, we had corporate sales offices operating in the following locations: Westlake, Texas; Irving, Texas; Fort Worth, Texas; Houston, Texas (2 locations); The Woodlands, Texas; Austin, Texas; Rosemont, Illinois; and Charlotte, North Carolina. We expect to continue our expansion in 2021 with the addition of corporate sales offices in Denver, Colorado, San Antonio, Texas, Henderson, Nevada, and another office in the Midwest region.
Franchise Channel (48% of 2020 total revenue)
The Franchise Channel consists of operations that are owned and managed by Franchisees. This channel is composed of Franchisees and sales agents that they hire as employees in their franchised businesses. Our Franchise Agreement has a ten-year term and governs the terms under which we operate together, among other things, defining the Initial Franchise Fee, Royalty Fees and other costs a Franchisee pays. Franchisees have contractual rights to revenue related to the Book of Business during the term of their agreement, but we retain ultimate ownership over the policies written in each franchised business. These Franchisees have a contractual relationship with the Company to use our processes, Carrier Appointments, systems, and back-office support team to sell insurance and manage their business. In exchange, the Company is entitled to an Initial Franchise Fee and ongoing Royalty Fees. The Franchise Channel primarily recruits agents with prior business or industry experience. Our Franchise Channel has a unique value proposition to experienced agents who understand the limits and pain points of the traditional agency model:
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

•Franchise Channel agents use our well-established and proprietary sales processes to win new business. Franchise Channel agents are trained side by side with Corporate Channel agents to leverage our training program, to acquire product and Carrier knowledge and to utilize our technology and back office support. Our Corporate Channel continues its investment in the success of our Franchise Channel well past initial training in the form of ongoing sales coaching and mentoring, as well as serving as fertile recruiting ground for future regional territory managers within our franchise support team.
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
The recruiting team seeks applicants who have demonstrated a strong capacity to win new business and a desire to own their own business. Our recruiting efforts have helped us create a franchise pool which is significantly more productive than most personal lines agents. Compared to the 2020 Best Practices Study, Franchise Channel agents with more than three years of tenure averaged 2.3x as much New Business Production per Agent (Franchise) as the industry best practice. Franchise Channel agents with less than two years of tenure produced as much New Business Production per Agent (Franchise) as the industry best practice.
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
We started franchising in 2012 and have since expanded rapidly. Premiums in the Franchise Channel grew 52% during 2020. As of December 31, 2020, we have 1,468 total franchises, including 891 franchises operating and 577 in implementation, a 55% increase in total franchises and a 45% increase in operating agencies in 2020 compared to 2019. We have franchise locations either operating or signed in the following states, which cover over 97% of the US population:

Geographic footprint	Operating or signed agencies
	State	December 31, 2020
	TX	282
	CA	148
	FL	82
	NY	77
	IL	76
	MI	69
	PA	67
	GA	58
	CO	58
	NC	46
	LA	44
	VA	42
	SC	42
	NJ	40
	Other	337
	Total(1)	1,468
(1)Number of franchise locations include 577 franchises which are under contract but yet to be opened as of December 31, 2020.
Our competitive strengths
We believe that our competitive strengths include the following:
•Highly motivated producers in the Corporate Channel. The agents in the Corporate Channel are fundamentally different than the typical agents in the personal lines industry. Substantially all of our agents are recent college graduates, whereas 64% of personal lines agents in the industry are over 50 years old, according to the 2018 Future One Agency Universe Case Study. This gives us a significant advantage both in the short- and long-term. In the short-term, our agents have proven to be especially adept at learning new techniques and mastering new technologies. This has enabled our agents to generate approximately 3.8x as much new business as top performing personal lines agents after three years, according to the 2020 Best Practices Study. Over the long-term, we believe our youth will enable us to avoid the shrinking workforce challenges that many of our competitors face and win an even larger market share from other agencies. According to Independent Insurance Agents & Brokers of America, Inc., 42% of independent agencies anticipate a change of control within the next five years. We believe an aging industry workforce will create significant disruption in the personal lines distribution industry, and we will be in a position to win displaced clients. Additionally, our Corporate Channel agents view the success of the Franchise Channel as a potential catalyst to their career trajectories. The support structure provided by the Corporate Channel to the Franchise Channel creates unique career paths in sales management, territory management, and franchise ownership.
•Franchise Channel solves the inherent flaws in the traditional agency model. We believe that the traditional agency model is flawed for several reasons, including: (1) Captive Agents can only offer clients products from one Carrier, limiting the agents’ ability to best serve their clients, (2) agents are typically responsible for handling their own client service and renewals, diminishing the time they can devote to marketing, winning new business and growing their overall Book of Business, (3) agents are often using antiquated and decentralized technology platforms to sell and service their Book of Business, and (4) some Captive Agents do not own their Book of Business, giving them less incentive to win new business. Given the size of the traditional agency market and its inability to adapt to these challenges without introducing significant channel conflict, we believe there is a meaningful opportunity to disrupt the traditional agency marketplace. Agents in the Franchise Channel are able to focus on marketing, winning new business, providing clients with choice by offering products from multiple Carriers, and they own an economic interest in their Book of Business. Furthermore, by removing the service burden which takes a significant amount of time and energy, we believe our platform provides Franchise Channel agents with the ability to grow more quickly and manage larger Books of Business than agents working in a traditional agency model. As a result, the Goosehead model has proven to be attractive to high-performing agents who wish to achieve greater professional and financial success.

•Single technology platform with end-to-end business process management. Our operations utilize an innovative proprietary cloud-based technology solution customized to suit our needs. Our technology provides our agents with tools to better manage their sales and marketing activities, and our service center operations with real-time 360-degree visibility of client accounts. Additionally, our technology provides agents with data and analytics which allow them to make smarter business decisions. Importantly, our integrated solution allows us to pivot quickly and upgrade our technology offering without a large financial investment. We believe our single, sales-oriented technology platform is differentiated relative to most insurance agency IT environments that utilize disparate accounting-driven agency management vendors and legacy mainframe systems across their operations. Our technology platform has been a key enabler of our rapid growth while also driving efficiencies. One of these efficiencies is service expenses. Our 2019 service expenses as a percentage of gross commissions were 3.2x lower than the industry best practice according to the 2020 Best Practices Study, which uses 2019 data. Despite our reduced service expense load, we are able to maintain best in class NPS scores and retention.
•Service centers drive both new and renewal business. Our service centers handle all of our client service and renewals and have achieved a highly differentiated level of service as indicated by our NPS scores of 92 in 2020 and 89 in 2019—higher than many global service leaders such as Ritz Carlton and Nordstrom and 2.3x the P&C industry average, according to Satmetrix. Having such a skilled and fully licensed service team provides three tangible benefits to our business: (1) allowing our agents to focus virtually all of their time on cultivating new Referral Partner relationships and winning new business (instead of preserving existing business), (2) generating strong Client Retention which provides a stable source of highly visible and recurring revenue and (3) providing opportunities to earn additional revenue as our service agents are highly trained in cross-selling and generating referral business. Our service agents typically originate significant amounts of New Business Revenue through cross-sale and referral generation. We believe that our service centers will continue to drive a competitive advantage by supporting our industry-leading productivity and our recruiting efforts. We continue to make the necessary technology, staffing and real estate investments in our service centers to support our planned agent hiring which we believe will allow us to readily scale and increase market share. Each of our service agents can service, on average, a Book of Business that it would take a productive sales agent years to generate.
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
◦In 2006, Michael Colby was recruited to join Goosehead as Controller. Over the last 14 years, Mr. Colby has worked closely with Mr. Jones in all aspects of the business, taking on increasing responsibility; becoming Chief Financial Officer in 2010, Chief Operating Officer of our Franchise Channel in 2011, Chief Operating Officer of Goosehead in 2014, and President and Chief Operating Officer of Goosehead in 2016.
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
•National penetration of the Franchise Channel. As of December 31, 2020, we have signed Franchise Agreements in 43 states covering over 97% of the total US population. We expect to continue growing our market share within these states as we sign and launch new franchises, and as those franchises ramp up their new business production over the course of 2-3 years. As of December 31, 2020, 62% of our Franchisees had less than one year of tenure. Given the anticipated New Business productivity uplift that comes with more years of experience, and the elevated Royalty Fees on renewal business, we believe our Franchise Channel is positioned for strong growth and margin expansion. This growth will be further enhanced by the approximately 121,000 potential franchise candidates in our current pipeline. The number of potential franchise candidates is updated daily to reflect new franchise candidates on our customized recruiting platform. Of our total current pipeline, we estimate approximately 10% of the candidates would qualify over time as Franchisees under our exacting standards. Although the candidates that meet our franchise standards are not guaranteed to enter into Franchise Agreements, we believe our pipeline will allow us to execute a robust national build-out of our model. The pace of our national build-out will be aided by the regulatory approvals, product offering approvals and Carrier relationships we have already established across the continental United States.

Franchise Channel tenure profile

(1)Number of franchise locations include 577 franchises which are under contract but yet to be opened as of December 31, 2020.

•Continue to develop innovative ways to drive productivity. We believe that our agents are already among the most efficient personal lines agents in the industry. Compared to the 2020 Best Practices Study, Corporate Channel agents with more than three years of tenure averaged 3.8x as much New Business Production per Agent (Corporate) as the industry best practice; Franchise Channel agents with more than three years of tenure averaged 2.3x as much New Business Production per Agent (Franchise) as the industry best practice. We believe there is an opportunity to further expand productivity, particularly in the Franchise Channel. We have historically deployed the intellectual capital accumulated in the Corporate Channel (including sales practices, client relationship management practices, recruiting practices and technology) into the Franchise Channel to optimize new business production. We will continue to innovate going forward in an effort to both better serve our clients and expand our platform.
•Maximize our effectiveness in managing renewal business. We earn significantly larger Royalty Fees from our Franchisees for renewal business than on new business. Additionally, many of our largest expenses are significantly lower for renewal business such as compensation costs, risk management costs and client development costs. Critical to converting new business into renewal business is strong Client Retention. Our Client Retention effort is led by our service centers which had a 2020 NPS score of 92, leading to an 88% Client Retention rate and 89% premium retention rate in 2020. Key to maintaining these NPS scores and Client Retention rates is the consistency of personnel in our service centers. Our consistency in service personnel is due to a combination of the opportunities for professional advancement within the Company and the competitive wages we offer; average compensation for service team employees was over $47,000 in 2020.
•Continue to invest in technology to drive efficiencies in all areas of our business. We've made investments in technology to outrun our competitors, and we will continue to find opportunities to utilize technology to widen the gap between us and any nascent competition.
Markets & marketing
We primarily compete in the approximately $360 billion (according S&P Global Market Intelligence) U.S. personal lines P&C industry. As a distributor, we compete for business on the basis of reputation, client service, product offerings and the ability to efficiently tailor our products to the specific needs of a client.
Agents in both the Corporate Channel and the Franchise Channel are primarily responsible for acquiring new clients. Agents are encouraged to procure new clients through both relationships with Referral Partners and traditional channels (friends, family, client referrals, inbound inquiries and outbound inquiries), and we give them proprietary tools and technology to leverage our years of experience in successfully executing this go-to-market strategy.
The Company represents over 140 Carriers, of which 45 provide national coverage. During 2020, three carriers represented more than 10% of total revenue at 20%, 13% and 12%
Franchise agreements
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
Total Franchises increased by 55% to 1,468 in 2020 from 948 in 2019. Total Franchises operating increased by 45% to 891 in 2020 from 614 in 2019.
Competition
The insurance brokerage business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based upon innovation, knowledge, terms and condition of coverage, quality of service and price. A number of firms and banks with substantially greater resources and market presence compete with us.
Our brokerage operations compete with firms, which operate globally or nationally or are strong in a particular region or locality and may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the technology we use, the diversity of products we offer, superior human capital, and the overall costs to our clients.
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
Human Capital
Our workforce is our most important asset and a key competitive advantage in our industry. Imperative to our continued success, and the primary reason for our decision to go public in 2018, is our ability to attract and retain the most talented individuals available. We will continue to strive for a one-of-a-kind company culture and offer a competitive compensation and benefits package, which includes health insurance, a 401(k) plan, an Employee Stock Purchase Program, and the potential for option awards. As of December 31, 2020, we had approximately 943 full-time and 6 part-time employees. Our Franchisees are independent businesses, and we do not control the essential terms and conditions of employment for their employees; therefore, neither our Franchisees nor their employees are included in our employee count. We believe that we have a positive relationship with our employees and we conduct regular engagement and outreach with our workforce. None of our employees are represented by a union.
Operating principles
Our company is grounded in a set of operating principles, which each member of the Company is expected to uphold. These values are at the very center of what makes our company unique, defines our dynamic culture, and enables us to build a truly world class business. It has resulted in a work force that is highly energized and motivated and a work environment that is meritorious, respectful, diverse and inclusive. Our operating principals and values are articulated below.
•Uncompromising integrity in all we do
•Deliver the WOW!
•Support the team
•Respect Company confidentiality – clients, third parties, staff
•Be at cause
•Pull more than your own weight
•Honest, open and direct communications

•Presume trust
•Work hard – we are building a great company; it will take great effort
•Meritocracy and pay for performance
•Our clients and our people are our assets – treat them as such
•Exceptional service always
•Respect and fairness
•Look for opportunities to create value for our company – your ideas are important
•Highest quality and service in the industry
•THINK BIG
COVID-19 response
In March 2020, we transitioned our entire workforce to work remotely. Due to our prior investments in talented employees and proprietary technology, this transition was virtually seamless. We remained focused on growth despite the change, and we saw no negative impact on our financial results or our key performance indicators.
To help limit any long-term negative culture impacts due to a remote-work environment, we began to bring back employees on a reduced and rotational basis during the third quarter of 2020. By the end of the third quarter, almost all employees were back in the office for at least 50% of the work week. We took these steps carefully and deliberately and have implemented a number of COVID-19 mitigation practices at our facilities including a screening process upon entering the office, requiring face coverings and social distancing. We will continue to strive to follow all local government and CDC guidelines in our approach to reopening fully while continuing to prioritize the health and safety of our team.
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
As of December 31, 2020, Goosehead Insurance, Inc. owned 49.8% of Goosehead Financial, LLC and the non-controlling interest holders owned the remaining 50.2% of Goosehead Financial, LLC.
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
Summary of principal risk factors
Risks relating to our business
•An overall decline in economic activity could have a material adverse effect on the financial condition and results of operations of our business.
•Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
•Because the revenue we earn on the sale of certain insurance products is based on premiums and commission rates set by insurers, any decreases in these premiums or commission rates, or actions by Carriers seeking repayment of commissions, could result in revenue decreases or expenses to us.
•Contingent Commissions we receive from Carriers are less predictable than standard commissions, and any decrease in the amount of the commissions we receive could adversely affect our results of operations.
•Regulations affecting Carriers with which we place business affect how we conduct our operations.
•Competition in our industry is intense and, if we are unable to compete effectively, we may lose clients and our financial results may be negatively affected.
•Our business is dependent upon information processing systems. Security or data breaches may damage our reputation and negatively impact client retention and carrier, franchise, and Referral Partner relationships.
•We rely on the availability and performance of information technology services provided by third parties.
•Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
•Damage to our reputation could have a material adverse effect on our business.
•Our inability to retain or hire qualified employees, as well as the loss of any of our executive officers, could negatively impact our ability to retain existing business and generate new business.

•The global outbreak of the coronavirus disease ("COVID-19") has negatively impacted the global economy in a significant manner and may continue to do so for an extended period of time, and could also materially adversely affect our business and operating results.
•Non-compliance with or changes in laws, regulations or licensing requirements applicable to us could restrict our ability to conduct our business.
•Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.
•We derive a significant portion of our commission revenues from a limited number of Carriers, the loss of which would result in additional expense and loss of market share.
•Our business may be harmed if we lose our relationships with Carriers, fail to maintain good relationships with Carriers, become dependent upon a limited number of Carriers or fail to develop new Carrier relationships.
•The failure by Mark Jones and Robyn Jones to maintain either a minimum voting interest in us or the ability to elect or designate for election at least a majority of our board of directors could trigger a change of control default under our Credit Agreement.
Risks relating to our franchise business
•The failure to attract and retain highly qualified Franchisees could compromise our ability to expand the Goosehead network.
•Our financial results are affected directly by the operating results of Franchisees and agents, over whom we do not have direct control.
•Our Franchisees and agents could take actions that could harm our business.
•Failure to support our expanding franchise system could have a material adverse effect on our business, financial condition or results of operations.
•Our franchising activities are subject to a variety of state and federal laws and regulations regarding franchises, and any failure to comply with such existing or future laws and regulations could adversely affect our business.
•We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.
Risks relating to intellectual property and cybersecurity
•Improper disclosure of confidential, personal or proprietary data, whether due to human error, misuse of information by employees or vendors, or as a result of cyberattacks, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.
Risks relating to ownership of our Class A common stock
•Future sales, or the possibility of future sales, of a substantial number of our shares of Class A common stock could adversely affect the price of our shares of Class A common stock.
•We may not be able to successfully maintain effective internal controls over financial reporting.
•We expect that our stock price will be volatile, which could cause the value of your investment to decline, and you may not be able to resell your shares at or above your investment.

Risks relating to our business
The ongoing global outbreak of the coronavirus disease ("COVID-19") has negatively impacted the global economy in a significant manner and may continue to do so for an extended period of time, and could also materially adversely affect our business and operating results
On January 30, 2020, the World Health Organization ("WHO") declared the outbreak of COVID-19 a ‘‘Public Health Emergency of International Concern.’’ On March 11, 2020 the WHO characterized the outbreak as a ‘‘pandemic’’. This outbreak of COVID-19 has resulted in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide.

During the first quarter of 2020, the Company reduced workforce density at all corporate offices by requiring employees to work from home. Additionally, the Company indefinitely suspended all corporate travel, field support visits, in-person marketing efforts and in-person team meetings. Leveraging the Company's cloud based technology, video conferencing technology and importantly the Company's mortgage activity database to continue marketing efforts allowed operations to be largely uninterrupted. Beginning during the third quarter of 2020 and continuing the remainder of the year, our employees were working in the office on a reduced and rotational basis. The Company will continue to follow all local government and CDC guidelines in reopening corporate offices. Changes in consumer behavior linked to the ongoing COVID-19 pandemic, may have resulted in reduced loss ratios throughout 2020, increasing the amount of revenue from Contingent Commissions the Company expects to receive.
The ongoing COVID-19 pandemic could materially adversely impact our business, results of operations and financial results, depending on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the ongoing pandemic; the ultimate geographic spread of COVID-19; business and individuals’ actions that have been and continue to be taken in response to the ongoing pandemic; and the impact of COVID-19 on economic activity and governmental actions taken in response. As the COVID-19 outbreak and any associated protective or preventative measures continue to spread in the United States, we may experience disruptions to our business, including but not limited to: (a) our clients choosing to limit purchases of insurance due to declining business conditions, which would inhibit our ability to generate commission revenue and other revenue based on premiums placed; (b) decrease in home closing transactions which would imply a decrease in the purchase of new home insurance policies; (c) our clients defaulting on mortgages, which would affect the client’s ability to pay their home insurance premiums and affect the renewal of policies; (d) travel restrictions and quarantines leading to a lack of in-person meetings, which could hinder our ability to manage our sales successfully and to establish relationships or originate new business and; (e) alternative working arrangements, including employees and Franchisees working and being trained remotely, which could negatively impact our business should such arrangements remain for an extended period of time.
In addition, if the ongoing pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms, or at all, and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
These and other developments and disruptions related to COVID-19 could materially and adversely affect our business, financial condition and results of operations.
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
Factors, such as business revenue, economic conditions, including adverse conditions resulting from public health emergencies such as the COVID-19 pandemic, the volatility and strength of the capital markets and inflation can affect the business and economic environment. The demand for property and casualty insurance generally rises as the overall level of household income increases and generally falls as household income decreases, affecting both the commissions and fees generated by our business. The majority of our new accounts are sourced by referral sources tied to home closing transactions, and major slowdowns in the various housing markets Goosehead serves could impact our ability to generate new business. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue and asset values. In addition, an increase in consumer preference for car- and ride-sharing services, as opposed to automobile ownership, may result in a long-term reduction in the number of vehicles per capita, and consequently the automobile insurance industry. Downward fluctuations in the year-over-year insurance premium charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our business as a significant portion of the earnings are determined as a percentage of premium charged to our clients. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance business. Our clients may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. Also, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns, also adversely affecting our brokerage business. A decline in economic activity could have a material adverse effect on our business, financial condition and results of operations.
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
We derive revenue from commissions on the sale of insurance products that are paid by the Carriers from whom our clients purchase insurance. Because payments for the sale of insurance products are processed internally by Carriers, we may not receive a payment that is otherwise expected in any particular period until after the end of that period, which can adversely affect our ability to budget for significant future expenditures. Additionally, Carriers or their affiliates may under certain circumstances seek the chargeback or repayment of commissions as a result of policy lapse, surrender, cancellation, rescission, default, or upon other specified circumstances. As a result of the chargeback or repayment of commissions, we may incur an expense in a particular period related to revenue previously recognized in a prior period and reflected in our consolidated financial statements. Such an expense could have a material adverse effect on our results of operations and financial condition, particularly if the expense is greater than the amount of related revenue retained by us.
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
Our business is dependent upon information processing systems. Security or data breaches may damage our reputation and negatively impact client retention and carrier, franchise, and Referral Partner relationships.
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

The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on several other factors such as the duration and spread of the outbreak and its impact on home sales and consumer spending.
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
As of December 31, 2020, we had total consolidated debt outstanding of approximately $82.9 million, collateralized by substantially all of the Company’s assets, including rights to future commissions. In the year ended December 31, 2020, we had debt servicing costs of $30.1 million, $1.5 million of which was attributable to scheduled principal payments, $26.3 million was attributable to principal payments related to refinancing of existing indebtedness (see "Note 9. Debt" in the consolidated financial statements included herein) and $2.3 million of which was attributable to interest. In the year ended December 31, 2019, we had debt servicing costs of $4.9 million, $2.4 million of which was attributable to interest. The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.
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

We prepare our consolidated financial statements in accordance with GAAP. These accounting principles require us to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to accounting under Topic 606. We periodically evaluate our assumptions, estimates and judgment. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. Such assumptions, estimates or judgments, however, are both subjective and could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

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
Changes in these deductions may affect taxpayers in states with high residential home prices and high state and local taxes, such as California and New York, and may also negatively impact the housing market. Our homeowner and dwelling property lines of business comprised 55% of our premiums in 2020 and a majority of our new accounts are sourced by referral sources tied to home closing transactions. As we expand our franchise pipeline into new geographies that are located in high tax jurisdictions, we cannot guarantee our ability to grow our client base at the same pace as our existing geographies and generate new business if there is lower demand in the housing market as a consequence of the Tax Reform Act.
We derive a significant portion of our commission revenues from a limited number of Carriers, the loss of which would result in additional expense and loss of market share.

In 2020, three carriers represented more than 10% of total revenue at 20%, 13% and 12%. In 2019, two carriers represented more than 10% of total revenue at 16% and 10%. In 2018, two carriers represented more than 10% of total revenue at 17% and 11%. Should any of these Carriers seek to terminate its arrangements with us, we could be forced to move our business to another Carrier and some additional expense and loss of market share could possibly result.
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
Risks relating to our organizational structure
We are a holding company and our principal asset is our 50.0% ownership interest in Goosehead Financial, LLC, and we are accordingly dependent upon distributions from Goosehead Financial, LLC to pay dividends, if any, taxes, make payments under the tax receivable agreement and pay other expenses.
We are a holding company and our principal asset is our direct or indirect ownership of 50.0% of the outstanding LLC Units. We have no independent means of generating revenue. As the sole managing member of Goosehead Financial, LLC, we intend to cause Goosehead Financial, LLC to make distributions to the Pre-IPO LLC Members and us, in amounts sufficient to cover all applicable taxes payable by us and the Pre-IPO LLC members and any payments we are obligated to make under the tax receivable agreement we intend to enter into as part of the reorganization transactions and to fund dividends to our stockholders in accordance with our dividend policy, to the extent our board of directors declares such dividends.
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
The Pre-IPO LLC Members control approximately 50% of the combined voting power of our common stock. Further, pursuant to a stockholders agreement we and the Pre-IPO LLC Members entered into (the “Stockholders Agreement”), the Pre-IPO LLC Members may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests in an amount exceeding $50 million, any change in the size of the board of directors and amendments to our certificate of incorporation or bylaws. In addition, the Stockholders Agreement provides that approval by the Pre-IPO LLC Members is required for any changes to the strategic direction or scope of Goosehead Insurance, Inc. and Goosehead Financial, LLC’s business, any acquisition or disposition of any asset or business having consideration in excess of 15% of our total assets and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel or Controller (including terms of compensation). Furthermore, the Stockholders Agreement will provide that, until the Substantial Ownership Requirement is no longer met, the Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors.
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
In addition, the tax receivable agreement provides that, upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, our obligations or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the increased tax deductions and tax basis and other benefits covered by the tax receivable agreement. As a result, upon a change of control, we could be required to make payments under the tax receivable agreement that are greater than the specified percentage of our actual cash tax savings, which could negatively impact our liquidity.
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
Future sales of a substantial number of our shares of Class A common stock, or the perception that such sales will occur, could cause a decline in the market price of our shares of Class A common stock. Approximately 19.3 million shares of our Class A common stock and LLC Units (which may be redeemed or exchanged for a corresponding number of shares of Class A common stock) are held by the Pre-IPO LLC Members, the Goosehead Management Holders and Texas Wasatch Holders. If these stockholders sell substantial amounts of shares of Class A common stock in the public market (including any shares of Class A common stock issued upon redemption or exchange of LLC Units), or the market perceives that such sales may occur, the market price of our shares of Class A common stock could be adversely affected. We have also entered into the Registration Rights Agreement (as defined below) pursuant to which we have agreed under certain circumstances to file a registration statement to register the resale of shares of our Class A commons stock held by the Pre-IPO LLC Members, the Goosehead Management Holders and Texas Wasatch Holders, as well as to cooperate in certain public offerings of such shares. We have also filed registration statements to register all shares of Class A common stock and other equity securities that we have issued, or may issue under the Omnibus Incentive Plan and Employee Stock Purchase Plan. These shares of Class A common stock may be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates. If a large number of our shares of Class A common stock are sold in the public market, the sales could reduce the trading price of shares of Class A common stock.
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
We expect that our stock price will be volatile, which could cause the value of your investment to decline, and you may not be able to resell your shares at or above your investment price.
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
Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in our debt agreements, business prospects and other factors that our board of directors considers relevant. In addition, our Credit Agreement limits the amount of distributions that Goosehead Financial, LLC can make to us and the purposes for which distributions can be made. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. See "Item 7. Management’s discussion and analysis of financial condition and results of operations — Liquidity and capital resources — Dividend Policy".
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
Item 1B. Unresolved staff comments
None.

Item 2. Properties
Our headquarters is located in leased offices in Westlake, Texas. The lease consists of approximately 150,000 square feet and expires in January 2031. As of December 31, 2020, our company-owned insurance brokerage business leases approximately 237,000 square feet of office space in Texas, Nevada, Illinois,and North Carolina under nine leases. These offices are typically located in small office parks, generally with lease terms of five to ten years. We believe that all of our properties and facilities are well maintained.

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
Holders of Record
As of February 26, 2021, there were 9 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 26, 2021, there were 49 shareholders of record of our Class B common stock.
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

Stock Performance Graph
The following graph and table illustrate the total return from May 1, 2018 through December 31, 2020 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Russell 2000 Index, assuming an investment of $100 on May 1, 2018 including the reinvestment of dividends.

Comparison of Cumulative Total Return
$900
$800
$700
$600
$500
$400
$300
$200
$100
$
5/1/2018
12/1/2018
12/1/2019
12/1/2020
GSHD
S&P 500
Russell 2000

	5/1/2018	12/31/2018	12/31/2019	12/31/2020
GSHD	$100	$178	$291	$865
S&P 500	100	96	126	149
Russell 2000	100	88	111	133

Securities Authorized for Issuance Under Equity Incentive Plans
The following table provides information about our compensation plans under which our Class A Common Stock is authorized for issuance, as of December 31, 2020:

Number of securities to be issued upon exercise of outstanding options (in thousands)	2,290
Weighted-average exercise price of outstanding options	24.63
Number of securities remaining available for future issuances under equity compensation plans (in thousands)	1,260
Number of securities issued in connection with the Employee Stock Purchase Plan	21
Number of securities remaining available for future issuance in connection with the Employee Stock Purchase Plan	19
Issuer Purchases of Equity Securities
None.
Use of Proceeds

Not applicable.

Item 6. Selected financial data
The following table sets forth our selected historical consolidated financial data for the periods ended and as of the dates indicated below. We have derived the selected historical consolidated financial data as of December 31, 2020 and 2019, and for each of the twelve months ended December 31, 2020, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this report. We have derived the selected historical consolidated financial data as of December 31, 2018, 2017, and 2016 and for the twelve months ended December 31, 2017 and 2016, from our audited consolidated financial statements, which are not included in this report.
The Company adopted ASC 842, Leases (‘ASC 842’) and ASC 606, Revenue from Contracts with Customers (‘ASC 606’) in 2020 and 2019, respectively. Financial information presented for years prior to the respective adoptions has not been adjusted in accordance with the provisions of those new standards.
Our historical results are not necessarily indicative of the results expected for any future period. You should read the following financial data together with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes appearing elsewhere in this report, and our audited consolidated financial statements and related notes included in our annual reports on Form 10-K for the years ended December 31, 2019 and December 31, 2018 previously filed with the SEC.

	Years ended December 31,
	2020 (ASC 606)	2019 (ASC 606)	2018 (ASC 605)	2017 (ASC 605)	2016 (ASC 605)
Selected statements of operations data (in thousands):
Commissions and agency fees(1)	71,811	46,366	36,704	27,030	21,283
Franchise revenues(1)	44,390	30,503	23,022	15,438	10,101
Employee compensation and benefits(1)	66,819	41,715	58,256	24,544	19,469
General and administrative expenses	25,532	19,042	13,060	8,597	5,732
Income (loss) from operations(1)	19,940	14,073	(13,930)	7,611	5,136
Net income (loss)(1)	18,755	10,382	(18,667)	8,678	4,723
Net income (loss) attributable to Goosehead Insurance, Inc.(1)	9,287	3,567	(8,903)	—	—

Per share data:
Earnings per share - basic(1)(2)	0.55	0.24	(0.66)	n/a	n/a
Earnings per share - diluted(1)(2)	0.51	0.22	(0.66)	n/a	n/a

Selected balance sheets data (at period end, in thousands):
Cash and restricted cash	26,236	15,260	19,011	4,948	3,778
Total current assets(1)	50,645	26,733	22,839	7,719	6,098
Total assets(1)	185,837	64,628	34,798	16,706	8,695
Total current liabilities(1)	20,360	13,410	7,812	5,767	3,476
Total debt	82,908	46,161	48,447	48,656	29,373
Total liabilities(1)	224,241	95,635	60,001	57,839	32,935
Total equity(1)	(38,404)	(31,007)	(25,203)	(41,133)	(24,240)

Selected cash flow data (in thousands):
Net cash provided by operating activities	24,643	21,241	10,275	13,542	4,402
Net cash used for investing activities	(10,333)	(4,078)	(2,222)	(6,135)	(696)
Net cash (used for) provided by financing activities	(3,334)	(20,914)	5,592	(6,237)	(965)

Selected operating data:
Adjusted EBITDA (in thousands)(1)(3)	27,832	17,530	14,752	10,718	8,112
Adjusted EBITDA margin(1)(3)	24%	23%	25%	25%	26%
Total Written Premium (in thousands)	1,074,076	739,009	509,012	342,330	240,994
Corporate sales agents (at period end)	364	248	167	111	69
Operating franchises (at period end)	891	614	457	292	190

(1)The impact from the adoption of ASC 606 may affect the comparability to 2018. See Form 10-K for the year ended December 31, 2019 for additional information regarding the impact.

(2) Adjusted EBITDA and Adjusted EBITDA margin are Non-GAAP Measures. See Item 7 "Management's discussion and analysis of financial condition and results of operation" for additional information and a reconciliation to the most directly comparable GAAP financial measure.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected financial data” and our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this Annual Report.
This discussion includes references to non-GAAP financial measures as defined in the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, Core Revenue, Adjusted EBITDA and Adjusted EPS non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under U.S. GAAP, and these provide a measure against which our businesses may be assessed in the future.
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2020. See ‘Non-GAAP Financial Measures’ below for further discussion of our Core Revenue, Adjusted EBITDA and Adjusted EPS non-GAAP financial measures
The following discussion contains references to periods prior to the Offering, including January through April 2018, which represents the consolidated and combined financial results of our predecessor Goosehead Financial, LLC and its subsidiaries Texas Wasatch Insurance Services, LP, Goosehead Insurance Agency, LLC and its affiliates Goosehead Management, LLC and Texas Wasatch Insurance Holdings Group, LLC.
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
The following discussion contains references to the years ended December 31, 2020 and December 31, 2019. See Goosehead’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the changes from year ended December 31, 2018 to the year ended December 31, 2019.
Financial Highlights for 2020:
•Total revenue increased 51% from 2019 to $117.0 million; Core Revenues* of $95.1 million increased 41% over 2019
•Total Written Premiums Placed increased 45% from 2019 to $1.074 billion
•Net income increased by $8.4 million from 2019 to $18.8 million
•Adjusted EBITDA*, a non-GAAP measure, increased 59% from 2019 to $27.8 million, or 24% of total revenues
•Basic earnings per share was $0.55 and Adjusted EPS*, a non-GAAP measure, was $0.68 for the year ended December 31, 2020.
•Policies in Force increased 48% from December 31, 2019 to 713,000 at December 31, 2020.
•Corporate sales headcount increased 47% from December 31, 2019 to 364 at December 31, 2020.
◦As of December 31, 2020, 207 of these Corporate sales agents had less than one year of tenure and 157 had greater than one year of tenure.

•Operating franchises increased 45% from December 31, 2019 to 891 at December 31, 2020.
◦In Texas as of December 31, 2020, 43 operating franchises had less than one year of tenure and 185 operating franchisees had greater than one year of tenure.
◦Outside of Texas as of December 31, 2020, 285 operating franchises had less than one year of tenure and 378 had greater than one year of tenure.
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
•Continued penetration of Franchise Channel into existing markets. We will continue to market actively for new franchises in our established markets, including Texas, which represent over 97% of the U.S. population. We are now licensed with the necessary state departments of commerce and insurance and registered as a franchisor in all 50 states in the U.S.
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
Novel coronavirus ("COVID-19")
An outbreak of a novel strain of the coronavirus, COVID-19, was recognized as a pandemic by the World Health Organization on March 11, 2020. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions, including in the United States, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. In the United States, temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily.
During the first quarter, the Company reduced workforce density at all corporate offices by requiring employees to work from home. Additionally, the Company indefinitely suspended all corporate travel, field support visits, in-person marketing efforts and in-person team meetings. Leveraging the Company's cloud based technology, video conferencing technology and importantly the Company's mortgage activity database to continue marketing efforts allowed operations to be largely uninterrupted. During the third quarter, the Company began bringing employees back to the office on a reduced and rotational basis. The Company will continue to follow all local government and CDC guidelines in reopening corporate offices. Changes in consumer behavior linked to the COVID-19 pandemic, may have resulted in reduced loss ratios throughout 2020, increasing the amount of revenue from Contingent Commissions the Company expects to receive.
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
Effective as of the Annual Report on Form 10-K for the year ended December 31, 2019, the Company adopted new accounting guidance, ASU 2014-09 - Revenue from Contracts with Customers ("Topic 606"), related to revenue from contracts with customers. The Company adopted Topic 606 using the modified retrospective method, which applies the new guidance prospectively, beginning as of 2019, the year of adoption. Accordingly, the adoption of Topic 606 using the modified retrospective method does not impact consolidated financial statements prior to 2019.
In 2020, revenue increased by 51% to $117.0 million from $77.5 million in 2019. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 45% to $1.074 billion from $739 million in 2019. Total Written Premiums Placed drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions. Our various revenue streams do not equally contribute to the long-term value of Goosehead. For instance, Renewal Revenue and Renewal Royalty Fees are more predictable and have higher margin profiles, thus are higher quality revenue streams for the Company. Alternatively, Contingent Commissions, while high margin, are unpredictable and dependent on insurance company underwriting and forces of nature and thus are lower quality revenue for the Company. Our revenue streams can be viewed in three distinct categories: Core Revenue, Cost Recovery Revenue, and Ancillary Revenue, which are non-GAAP measures. A reconciliation of Core Revenue, Cost Recovery Revenue, and Ancillary Revenue to total revenue, the most directly comparable financial measures presented in accordance with GAAP, are set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-K.
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

We discuss below the breakdown of our revenue by stream:

	Years ended December 31,						2020
(in thousands)	2020 (ASC 606)		2019 (ASC 606)		2018 (ASC 605)		% Growth
Core Revenue:
Renewal Commissions(1)	$28,891	25%	$22,924	30%	$18,357	31%	26%
Renewal Royalty Fees(2)	29,309	25%	19,462	25%	12,104	20%	51%
New Business Commissions(1)	17,324	15%	11,961	15%	9,347	15%	45%
New Business Royalty Fees(2)	10,623	9%	7,149	9%	4,873	8%	49%
Agency Fees(1)	8,921	7%	6,058	8%	5,169	9%	47%
Total Core Revenue	95,068	81%	67,554	87%	49,850	83%	41%
Cost Recovery Revenue:
Initial Franchise Fees(2)	4,236	4%	3,784	5%	6,045	10%	12%
Interest Income	813	1%	617	1%	422	1%	32%
Total Cost Recovery Revenue	5,049	5%	4,401	6%	6,467	11%	15%
Ancillary Revenue:
Contingent Commissions(1)	16,675	14%	5,423	7%	3,831	6%	207%
Other Income(2)	222	—%	108	—%	—	—%	106%
Total Ancillary Revenue	16,897	14%	5,531	7%	3,831	6%	205%
Total Revenues	$117,014	100%	$77,486	100%	$60,148	100%	51%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

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
Cost Recovery Revenue:
The Company charges every franchise an Initial Franchise Fee, which, on a cash flow basis, covers our costs to recruit, train, onboard, and support the franchise for the first year. The Initial Franchise Fee is determined by the state of the Franchise location and the payment terms. The Company recognizes revenue over the 10-year life of the contract. If the franchise elects the payment plan, the difference between the pay-in-full and the payment plan amounts is recognized as Interest Income using the interest rate method over the 5-year term of the payment plan.
Ancillary Revenue:
With certain Carriers, the Company has the opportunity to earn additional revenue in the form of Contingent Commissions, typically based on the growth and loss ratio of the business placed with the select Carriers. The Contingent Commissions are extremely difficult to predict in any given period. Although the Company can control the amount of business placed with the Carriers, loss ratios depend on many factors that are outside of our control, such as weather events and Carrier underwriting accuracy. As such, we view these Contingent Commissions as a bonus and have historically returned the cash from the Continent Commissions to shareholders by way of a special dividend. The Company estimates the amount to be received during the period over which the Contingent Commissions are earned.
Below is a summary showing the historical Contingent Commissions as a percentage of Total Written Premiums Placed for the period in which the Contingent Commissions were earned (in thousands).

	Total Written Premium	Contingent Commission Revenue (ASC 606)	% of Premium
2019	739,009	5,423	0.73%
2020	1,074,076	16,675	1.55%
	Historical average		1.14%

Contingent Commissions can vary significantly from year-to-year and should be viewed over several years. Since the Company adopted ASC 606 in 2019, revenue from Contingent Commissions have historically represented approximately 1.14% of Total Written Premium at year-end. Most of our Contingent Commissions are earned in the year prior to when they are received. For the year ended December 31, 2019, $5.4 million of Contingent Commissions were earned (below our historical average as a percentage of premium), of which $3.6 million was still receivable at December 31, 2019. For the year ended December 31, 2020, $16.7 million of Contingent Commissions were earned (significantly above our historical average as a percentage of premium), of which $15.1 million was still receivable at December 31, 2020. Contingent Commissions are paid by Carriers based upon the profitability, volume and/or growth of the business placed with such companies during the prior year, therefore, Contingent Commissions earned can vary greatly from year to year.
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

	Year Ended December 31,
	2020		2019		2018
Line of business
Homeowner	$585,515	55%	$395,572	53%	$270,479	53%
Automotive	456,320	42%	321,857	44%	225,591	44%
Commercial	20,730	2%	13,831	2%	8,507	2%
Other	11,511	1%	7,749	1%	4,435	1%
Total Written Premium	$1,074,076	100%	$739,009	100%	$509,012	100%

Expenses
Due to our purely organic-focused growth strategy, virtually all of our investments in future growth are in people and certain technologies. Therefore, the majority of our investments are not capitalizable and are recognized immediately on our statement of operations.
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
For the year ended December 31, 2020, we had $1.074 billion in Total Written Premium, representing a 45% increase, compared to $739 million for the year ended December 31, 2019. The following table shows Total Written Premium by channel for the years ended 2020 and 2019 (in thousands).

	Year Ended December 31		% Change
	2020	2019
Corporate Channel Total Written Premium	$320,495	$244,576	31%
Franchise Channel Total Written Premium	753,581	494,433	52%
Total Written Premium	$1,074,076	$739,009	45%
Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of December 31, 2020, we had 713,000 Policies in Force compared to 482,000 as of December 31, 2019, representing a 48% increase.
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
NPS has increased to 92 as of December 31, 2020 from 89 at December 31, 2019, primarily driven by the service team’s continued focus on delivering highly differentiated service levels.

Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has remained steady at 88% at December 31, 2020 when compared to December 31, 2019, again driven by the service team’s continued focus on delivering highly differentiated service levels. Our retention rate is even stronger on a premium basis. In 2020, we retained 89% of the premiums we distributed in 2019, a modest decrease from premium retention in 2019 of 91% due to lower premium increases from our Carriers during the year. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and Royalty Fees relating to policies in their first term.
For the year ended December 31, 2020, New Business Revenue grew 46% to $36.9 million, from $25.2 million for the year ended December 31, 2019. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 47% and growth in operating franchises of 45%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Royalty Fees after the first term of a policy.
For the year ended December 31, 2020, Renewal Revenue grew 37% to $58.2 million, from $42.4 million for the year ended December 31, 2019. Growth in Renewal Revenue was driven by Client Retention of 88% at December 31, 2020. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
Non-GAAP Financial Measures
Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS are not measures of financial performance under GAAP and should not be considered substitutes for net income or earnings per share, which we consider to be the most directly comparable GAAP measure. We refer to these measures as "non-GAAP financial measures." We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax position, depreciation, amortization and certain other items that we believe are not representative of our core business. Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS have limitations as analytical tools, and when assessing our operating performance, you should not consider Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, or Adjusted EPS in isolation or as substitutes for net income, earnings per share or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS differently than we do, limiting their usefulness as comparative measures.
Core Revenue
Core Revenue is a supplemental measure of our performance and includes Renewal Commissions, Renewal Royalty Fees, New Business Commissions, New Business Royalty Fees, and Agency Fees. We believe that Core Revenue is an appropriate measure of operating performance because it summarizes all of our revenues from sales of individual insurance policies.
Core Revenue increased by $27.5 million, or 41%, to $95.1 million for the year ended December 31, 2020 from $67.6 million for the year ended December 31, 2019. The primary driver of the increase is increases in operating franchises, corporate agent sales headcount, and number of policies in the renewal term from December 31, 2019 to December 31, 2020.

Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $0.6 million, or 15%, to $5.1 million for the year ended December 31, 2020 from $4.4 million for the year ended December 31, 2019. The primary driver of the increase is a larger number of franchises in the system.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $11.4 million, or 205%, to $16.9 million for the year ended December 31, 2020 from $5.5 million for the year ended December 31, 2019. The primary driver of the growth is an increase in Total Written Premium from December 31, 2019 to December 31, 2020 and very favorable loss ratios with our carriers.
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

Adjusted EBITDA increased by $10.3 million, or 59%, to $27.8 million for the year ended December 31, 2020, from $17.5 million for the year ended December 31, 2019, driven primarily by a significant increase in high-margin revenue from Contingent Commissions.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the year ended December 31, 2020, Adjusted EBITDA Margin was 24% compared to 23% for the year ended December 31, 2019. The Adjusted EBITDA margin expansion came from a significant increase in high-margin Contingent Commissions, offset by investments to grow the Corporate sales agents 47%, increase the recruiting team to 98 people, plus additional investments in systems technology and public company costs related to SOX internal controls compliance.

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

GAAP to Non-GAAP Reconciliations

	Year ended December 31,
	2020 (ASC 606)	2019 (ASC 606)	2018 (ASC 605)
Total Revenues	$117,014	$77,486	$60,148

Core Revenue:
Renewal Commissions(1)	$28,891	$22,924	$18,357
Renewal Royalty Fees(2)	29,309	19,462	12,104
New Business Commissions(1)	17,324	11,961	9,347
New Business Royalty Fees(2)	10,623	7,149	4,873
Agency Fees(1)	8,921	6,058	5,169
Total Core Revenue	95,068	67,554	49,850
Cost Recovery Revenue:
Initial Franchise Fees(2)	4,236	3,784	6,045
Interest Income	813	617	422
Total Cost Recovery Revenue	5,049	4,401	6,467
Ancillary Revenue:
Contingent Commissions(1)	16,675	5,423	3,831
Other Income(2)	222	108	—
Total Ancillary Revenue	16,897	5,531	3,831
Total Revenues	$117,014	$77,486	$60,148
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

The following tables show a reconciliation from net income to Adjusted EBITDA for the year ended December 31, 2020, 2019, and 2018 (in thousands):

	Year ended December 31,
	2020 (ASC 606)	2019 (ASC 606)	2018 (ASC 605)
Net income (loss)	$18,755	$10,382	$(18,667)
Interest expense	2,310	2,387	4,266
Depreciation and amortization	3,147	1,931	1,464
Tax expense (benefit)	(1,035)	1,304	449
Equity-based compensation	4,745	1,526	27,083
Other income (expense, including state franchise tax)	(90)	—	157
Adjusted EBITDA	$27,832	$17,530	$14,752
Adjusted EBITDA Margin(1)	24%	23%	25%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue excluding other non-operating items ($27,832 / $117,014) for the year ended December 31, 2020, ($17,530 / $77,486) for the year ended December 31, 2019, and ($14,752 /$60,148) for the year ended December 31, 2018 under ASC 605.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS for the year ended December 31, 2020, 2019, and 2018. Note that totals may not sum due to rounding:

	Year ended December 31,
	2020 (ASC 606)	2019 (ASC 606)	2018 (ASC 605)
Earnings (loss) per share - basic (GAAP)	$0.55	$0.24	$(0.66)
Add: income prior to the Reorganization Transactions(1)	—	—	0.12
Less: estimated controlling interest taxes on income prior to Reorganization Transactions(2)	—	—	(0.03)
Add: origination fees from previous debt immediately recognized upon refinance(3)	—	—	0.02
Add: equity-based compensation(4)	0.13	0.04	0.75
Adjusted EPS (non-GAAP)	$0.68	$0.28	$0.20
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
(3) Calculated as the origination fees of previous debt immediately recognized upon refinance divided by sum of Class A and Class B shares at the time of the refinance [ $871 thousand / ( 13.5 million + 22.7 million )]
(4) Calculated as equity-based compensation divided by the weighted average of Class A and Class B shares outstanding during the period 2020 - [$4.7 million / ( 16.8 million + 19.7 million ) 2019 - [ $1.5 million / ( 14.9 million + 21.4 million )] 2018 - [ $27.1 million / ( 13.6 million + 22.7 million )]

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the years ended December 31, 2020, December 31, 2019, and December 31, 2018 (under ASC 605). This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020 (ASC 606)		2019 (ASC 606)		2018 (ASC 605)
Revenues:
Commissions and agency fees	$71,811	61%	$46,366	60%	$36,704	61%
Franchise revenues	44,390	38%	30,503	39%	23,022	38%
Interest income	813	1%	617	1%	422	1%
Total revenues	117,014	100%	77,486	100%	60,148	100%
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation $26,134 for the year ended December 31, 2018)	66,819	69%	41,715	66%	58,256	79%
General and administrative expenses	25,532	26%	19,042	30%	13,060	17%
Bad debts	1,576	2%	725	1%	1,298	2%
Depreciation and amortization	3,147	3%	1,931	3%	1,464	2%
Total operating expenses	97,074	100%	63,413	100%	74,078	100%
Income (loss) from operations	19,940		14,073		(13,930)
Other Income (Expense):
Other income (expense)	90		—		(22)
Interest expense	(2,310)		(2,387)		(4,266)
Income (loss) before taxes	17,720		11,686		(18,218)
Tax expense (benefit)	(1,035)		1,304		449
Net Income (loss)	18,755		10,382		(18,667)
Less: net income (loss) attributable to non-controlling interests	9,468		6,815		(9,764)
Net Income (loss) attributable to Goosehead Insurance Inc.	$9,287		$3,567		$(8,903)
Revenues
In 2020, revenue increased by 51% to $117.0 million from $77.5 million in 2019.
Commissions and agency fees
Commissions and agency fees consist of Core Revenue from New Business Commissions, Renewal Commissions, and Agency Fees, and Ancillary Revenue from Contingent Commissions generated from the Corporate Channel and Franchise Channel and other income.

The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31
	2020 (ASC 606)		2019 (ASC 606)		2018 (ASC 605)
Core Revenue:
Renewal Commissions	$28,891	40%	$22,924	49%	$18,357	50%
New Business Commissions	17,324	24%	11,961	26%	9,347	25%
Agency Fees	8,921	12%	6,058	13%	5,169	14%
Total	55,136	77%	40,943	88%	32,873	90%
Ancillary Revenue:
Contingent Commissions	16,675	23%	5,423	12%	3,831	10%
Commissions and agency fees	$71,811	100%	$46,366	100%	$36,704	100%

Renewal Commissions increased by $6.0 million, or 26%, to $28.9 million for the year ended December 31, 2020 from $22.9 million for the year ended December 31, 2019. These increases are primarily attributable to an increase in the number of policies in the renewal term at December 31, 2020 compared to December 31, 2019.
New Business Commissions increased by $5.4 million, or 45%, to $17.3 million for the year ended December 31, 2020 from $12.0 million for the year ended December 31, 2019. Revenue from Agency Fees increased by $2.9 million, or 47%, to $8.9 million for the year ended December 31, 2020 from $6.1 million for the year ended December 31, 2019. These increases were primarily attributable to an increase in total sales agent head count to 364 at December 31, 2020, from 248 at December 31, 2019, a 47% increase.
Revenue from Contingent Commissions increased by $11.3 million, or 208%, to $16.7 million for the year ended December 31, 2020, from $5.4 million for the year ended December 31, 2019. The increase is primarily attributable to the increase in Total Written Premium for year ended December 31, 2020 compared to the year ended December 31, 2019 and a more profitable book of business with the Carriers that offer contingency programs.

Franchise Revenues
Franchise Revenues consist of Core Revenues from Royalty Fees, Cost Recovery Revenues from Initial Franchise Fees, and Ancillary Revenues from Interest Income.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2020 (ASC 606)		2019 (ASC 606)		2018 (ASC 605)
Core Revenues:
Renewal Royalty Fees	$29,309	66%	$19,462	64%	$12,104	53%
New Business Royalty Fees	10,623	24%	7,149	23%	4,873	21%
Total	39,932	90%	26,611	87%	16,977	74%
Cost Recovery Revenues:
Initial Franchise Fees	4,236	10%	3,784	12%	6,045	26%
Ancillary Revenues:
Other Franchise Revenues	222	1%	108	—%	—	—%
Franchise revenues	$44,390	100%	$30,503	100%	$23,022	100%

Revenue from Renewal Royalty Fees increase by $9.8 million, or 51%, to $29.3 million, for the year ended December 31, 2020 from $19.5 million for the year ended December 31, 2019. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term, and the higher Royalty Fee rate on renewal business compared to new business (50% vs. 20%, respectively).

Revenue from New Business Royalty Fees increased by $3.5 million, or 49%, to $10.6 million for the year ended December 31, 2020 from $7.1 million for the year ended December 31, 2019. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises at December 31, 2020 compared to December 31, 2019.
Initial Franchise Fee revenue increased approximately $0.5 million, or 12%, to $4.2 million for the year ended December 31, 2020 from $3.8 million for the year ended December 31, 2019. The primary driver of the increase in Initial Franchise Fees was the increase in total franchises. Under Topic 606, the Company recognizes the Initial Franchise Fee ratably over the 10-year term of the franchise agreement.
Interest Income
Interest Income increased $0.2 million, or 32% to $0.8 million for 2020 from $0.6 million for 2019. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $25.1 million, or 60%, to $66.8 million for 2020 from $41.7 million for 2019. This was attributable to an increase in total headcount from 2019 to 2020, as well as additional stock options granted during 2020.
General and administrative expenses
General and administrative expenses increased by $6.5 million, or 34%, to $25.5 million for 2020 from $19.0 million for 2019. This increase was attributable to $1.0 million of expenses related to operating as a public company, and increases in expenses related to continued development of technology of $4.5 million. The remainder of the increase is attributable to higher costs associated with an increase in operating franchises and employees.
Bad debts
Bad debts increased by $0.9 million, or 117%, to $1.6 million for 2020 from $0.7 million for 2019. This increase was primarily attributable to increases in Agency Fees sold by the company.
Depreciation and amortization
Depreciation and amortization increased by $1.2 million, or 63%, to $3.1 million for 2020 from $1.9 million for 2019. This increase was primarily attributable to the increase in fixed assets during the same period, including a full year of depreciation on the fixed assets put in place in connection with the additional hiring and lease space taken during the year.
Other income (expense)
During 2020 the Company had other income of $90,000 related to legal settlement proceeds and sublease income, compared to $0 in 2019.
Interest expense
Interest expenses decreased by $77,000, or 3%, to $2.3 million for 2020 from $2.4 million for 2019. This decrease was attributable to a lower average interest rate throughout year as the company continues to de-lever its debt through Adjusted EBITDA growth.

Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes Renewal Revenue (Corporate) and New Business Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Royalty

Fees and Initial Franchise Fees; (3) making distributions to the Goosehead Management Holders and Texas Wasatch Holders; and (4) borrowings, interest payments and repayments under our Credit Agreement. As of December 31, 2020, our unrestricted cash and cash equivalents, and restricted cash was $26.2 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreement
See "Note 9. Debt" in the consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated:

	Year Ended December 31
	2020	2019	2018
Net cash provided by operating activities	$24,643	$21,241	$10,275
Net cash used for investing activities	(10,333)	(4,078)	(2,222)
Net cash (used for) provided by financing activities	(3,334)	(20,914)	5,592
Net increase (decrease) in cash and cash equivalents	10,976	(3,751)	13,645
Cash and cash equivalents, and restricted cash, beginning of period	15,260	19,011	5,366
Cash and cash equivalents, and restricted cash, end of period	$26,236	$15,260	$19,011

Operational activities
Net cash provided by operational activities was $24.6 million for 2020 as compared to net cash provided by operational activities of $21.2 million for 2019. This increase in net cash provided by operational activities was primarily attributable to a $8.4 million increase in net income and a $5.1 million increase in contract liabilities, offset by a $9.8 million decrease in deferred rent.
Business investment activities
Net cash used in business investment activities was $10.3 million for 2020 as compared to net cash used in business investment activities of $4.1 million for 2019. This increase in net cash used in business investment activities was primarily attributable to fixed asset growth directly related to headcount increases and additional office space buildout during the year.
Financing activities
Net cash used in financing activities was $3.3 million for 2020 as compared to net cash used by financing activities of $20.9 million for 2019. This decrease in net cash used financing activities is due to the $64.8 million increase in proceeds received from notes payable during 2020, offset by a $25.3 million increase in repayments made on notes payable and a $26.0 million increase in distributions and dividends paid during 2020.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of December 31, 2020, aggregated by type.

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$41,873	$4,150	$9,097	$8,605	$20,021
Debt obligations payable(2)	83,500	3,500	80,000	—	—
Interest expense(3)	2,035	85	1,950	—	—
Liabilities under tax receivable agreement(4)	62,121	549	6,500	8,300	46,772
Total	$189,529	$8,284	$97,547	$16,905	$66,793
(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $3.1 million, $1.9 million, and $1.6 million for year ending December 31, 2020, 2019, and 2018.
(2)The Company refinanced its credit facilities on March 6, 2020 in the form of a $80 million term loan and $25 million revolving credit facility, of which $5 million was drawn as of December 31, 2020.
(3)Interest payments on our outstanding debt obligations under our Credit Agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of December 31, 2020.
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

Critical accounting policies and estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See “Item 8. Financial statements and supplementary data - Summary of significant accounting policies” for a summary of our significant accounting policies, and discussion of recent accounting pronouncements.
Revenue recognition
The adoption of the new revenue standard on January 1, 2019 has increased the significance of judgments and estimates management must make to apply the guidance. In particular, judgments related to the amount of variable revenue consideration to ultimately be received on commission revenue, royalty fees, and contingent commissions, which were previously recognized when the Company received notification from the insurance carrier, now require significant judgments and estimates. The Company adjusts its estimates of revenue recognized for commissions and royalty fees based on cash collections during the terms of the policies.
Under the new standard, certain costs to obtain or fulfill a contract that were previously expensed as incurred have been capitalized. The Company capitalizes the incremental costs to obtain contracts primarily related to commission payments. These deferred costs are amortized over the expected life of the underlying franchise fee, and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2020.
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
As of December 31, 2020, as a result of the redemption of LLC Units, we recognized liabilities totaling $61.6 million relating to our obligations under the Tax Receivable Agreement.
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
As of December 31, 2020, we had $83.5 million of borrowings outstanding under our Credit Agreement which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated financial statements.

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Goosehead Insurance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goosehead Insurance, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted Revenue from Contracts with Customers (ASU 2014-09) (“Topic 606”), as amended, using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commissions and Agency Fees and Franchise Revenues – New and Renewal Commissions and New and Renewal Royalty Fees — Refer to Note 3 to the financial statements

Critical Audit Matter Description

Commissions revenue consists of commissions earned from insurance carriers for services performed on behalf of the insured in the placement of insurance policies both for the initial placement of the policies and the subsequent renewals of those policies. Commissions revenue is recorded at a point in time on the effective date of the policy. Franchise revenues consist of royalty fees earned by the Company for providing initial training, onboarding, ongoing support and use of the Company’s business operations over the period of the franchise agreement based on a percentage of commissions earned by franchisees from insurance carriers. Royalty fees revenue is recognized over time under the sales- and usage-based exception on the effective date of policies placed by franchisees. The Company estimates the amount of commissions and royalty fees revenue to recognize on the effective date a policy is placed into service based on estimates of premiums placed, policy changes, and cancellations, net of a constraint. Management adjusts its estimates of revenue recognized for commissions and royalty fees based on cash collections during the terms of the policies. For the year ended December 31, 2020, commissions and agency fees was $71.8 million, of which $46.2 million relates to new and renewal commissions. For the year ended December 31, 2020, franchise revenue was $44.4 million, of which $39.9 million relates to new and renewal royalty fees.

We identified commissions and royalty fees revenue as a critical audit matter because of the judgments necessary for management to estimate policy changes and cancellations and for management to estimate constraints for renewal commissions and renewal royalty fees. This required extensive audit effort due to the volume of commissions contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of policy changes, policy cancellations, and constraints and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of premiums placed, policy changes, policy cancellations, and constraints and adjustments to its estimates based on cash collections used to recognize revenue for commissions and royalty fees revenue included the following, among others:

•We tested the operating effectiveness of controls over commissions and royalty fees revenue, including management’s controls over the adjustments to its estimates of policy changes, policy cancellations, and constraints based on cash collections.
•We evaluated management's revenue estimates for commissions and royalty fees revenue made at year end based on cash collections during the terms of the policies by performing the following:
◦Compared the adjustments of revenue based on cash collections used by management to historical cash collection rates for portfolios of policies with the same remaining policy term.
◦Tested the accuracy and completeness of historical cash collection data used in the calculation of historical cash collection rates.
•We evaluated management’s estimate of the constraints applied to renewal commissions and renewal royalty fees revenue by comparing the constraints to historical adjustments of commissions and royalty fees revenue.
•We evaluated whether publicly available information contradicted management’s assumptions.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 26, 2021
We have served as the Company's auditor since 2017.

Goosehead Insurance, Inc.
Consolidated statements of operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Commissions and agency fees	$71,811	$46,366	$36,704
Franchise revenues	44,390	30,503	23,022
Interest income	813	617	422
Total revenues	117,014	77,486	60,148
Operating Expenses:
Employee compensation and benefits (including Class B unit compensation of $26,134 for the year ended December 31, 2018)	66,819	41,715	58,256
General and administrative expenses	25,532	19,042	13,060
Bad debts	1,576	725	1,298
Depreciation and amortization	3,147	1,931	1,464
Total operating expenses	97,074	63,413	74,078
Income (loss) from operations	19,940	14,073	(13,930)
Other Income (Expense):
Other income (expense)	90	—	(22)
Interest expense	(2,310)	(2,387)	(4,266)
Income (loss) before taxes	17,720	11,686	(18,218)
Tax expense (benefit)	(1,035)	1,304	449
Net Income (loss)	18,755	10,382	(18,667)
Less: net income (loss) attributable to non-controlling interests	9,468	6,815	(9,764)
Net Income (loss) attributable to Goosehead Insurance Inc.	$9,287	$3,567	$(8,903)

Earnings per share:
Basic	$0.55	$0.24	$(0.66)
Diluted	$0.51	$0.22	$(0.66)
Weighted average shares of Class A common stock outstanding
Basic	16,785	14,864	13,554
Diluted	18,383	16,100	13,554

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated balance sheets
(In thousands, except share and par value amounts)

	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$24,913	$14,337
Restricted cash	1,323	923
Commissions and agency fees receivable, net	18,604	6,884
Receivable from franchisees, net	2,100	2,602
Prepaid expenses	3,705	1,987
Total current assets	50,645	26,733
Receivable from franchisees, net of current portion	18,179	11,014
Property and equipment, net of accumulated depreciation	16,650	9,542
Right-of use asset	22,513	—
Intangible assets, net of accumulated amortization	549	445
Deferred income taxes, net	73,363	15,537
Other assets	3,938	1,357
Total assets	$185,837	$64,628
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$8,101	$5,033
Premiums payable	1,323	923
Lease liability	3,203	—
Deferred rent	—	683
Contract liabilities	4,233	2,771
Note payable	3,500	4,000
Total current liabilities	20,360	13,410
Lease liability, net of current portion	32,933	—
Deferred rent, net of current portion	—	6,681
Note payable, net of current portion	79,408	42,161
Contract liabilities, net of current portion	29,968	20,024
Liabilities under tax receivable agreement, net of current portion	61,572	13,359
Total liabilities	224,241	95,635
Commitments and contingencies (see notes 9, 15, and 17)
Class A common stock, $0.01 par value per share 300,000,000 shares authorized, 18,303,649 shares issued and outstanding as of December 31, 2020, 15,238,079 issued and outstanding as of December 31, 2019	183	152
Class B common stock, $0.01 par value per share - 50,000,000 shares authorized, 18,446,689 issued and outstanding as of December 31, 2020, 21,054,935 issued and outstanding as of December 31, 2019	184	210
Additional paid in capital	29,371	14,442
Accumulated deficit	(34,614)	(23,811)
Total stockholders' equity and members' deficit	(4,876)	(9,007)
Non-controlling interests	(33,528)	(22,000)
Total equity	(38,404)	(31,007)
Total liabilities and equity	$185,837	$64,628
See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statement of stockholders’ equity
(In thousands)

	Members' deficit	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2018	$(41,133)	—	—	$—	$—	$—	$—	$—	$—	$(41,133)
Net Income	3,768	—	—	—	—	—	—	—	—	3,768
Capital withdrawn	—	—	—	—	—	—	—	—	—	—
Balance March 31, 2018	(37,365)	—	—	—	—	—	—	—	—	(37,365)
Net income prior to the Reorganization Transactions	621	—	—	—	—	—	—	—	—	621
Distributions prior to the Reorganization Transactions	(1,278)	—	—	—	—	—	—	—	—	(1,278)
Balance prior to the Reorganization Transactions	(38,022)	—	—	—	—	—	—	—	—	(38,022)
Effects of the Reorganization Transactions	38,022	—	22,747	—	227	(94,180)	(21,562)	(115,515)	(36,241)	(113,734)
Initial non-controlling interest allocation	—	—	—	—	—	(18,920)	—	(18,920)	18,920	—
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	13,533	—	135	—	123,875	—	124,010	—	124,010
Distributions subsequent to initial public offering	—	—	—	—	—	—	—	—	(1,735)	(1,735)
Net income subsequent to initial public offering	—	—	—	—	—	—	801	801	2,159	2,960
Equity-based compensation subsequent to initial public offering	—	—	—	—	—	949	—	949	—	949
Activity under employee stock purchase plan	—	5	—	—	—	143	—	143	—	143
Redemption of LLC Units	—	261	(261)	3	(3)	(194)	—	(194)	194	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	—	315	—	315	—	315
Deferred tax adjustments	—	—	—	—	—	(89)	—	(89)	—	(89)
Balance December 31, 2018	$—	13,799	22,486	$138	$224	$11,899	$(20,761)	$(8,500)	$(16,703)	$(25,203)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2019	13,799	22,486	138	224	11,899	(20,761)	(8,500)	(16,703)	(25,203)
Cumulative effect of adoption of the revenue recognition standard	—	—	—	—		(517)	(517)	(841)	(1,358)
Distributions	—	—	—	—	—	—	—	(3,739)	(3,739)
Dividends declared	—	—	—	—	—	(5,962)	(5,962)	(9,038)	(15,000)
Net income	—	—	—	—	—	3,567	3,567	6,815	10,382
Equity-based compensation	—	—	—	—	1,526	—	1,526	—	1,526
Redemption of LLC Units	1,431	(1,431)	14	(14)	(1,368)	—	(1,368)	1,368	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	2,060	—	2,060	—	2,060
Activity under employee stock purchase plan	8	—	—	—	325	—	325	—	325
Reallocation of Non-controlling interest	—	—	—	—	—	(138)	(138)	138	—
Balance December 31, 2019	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2020	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)
Distributions	—	—	—	—	—	—	—	(2,697)	(2,697)
Dividends declared	—	—	—	—	—	(19,895)	(19,895)	(22,105)	(42,000)
Net income	—	—	—	—	—	9,287	9,287	9,468	18,755
Exercise of stock options	450	—	5	—	4,493	—	4,498	—	4,498
Equity-based compensation	—	—	—	—	4,745	—	4,745	—	4,745
Activity under employee stock purchase plan	8	—	—	—	542	—	542	—	542
Redemption of LLC Units	2,608	(2,608)	26	(26)	(3,525)	—	(3,525)	3,525	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	8,674	—	8,674	86	8,760
Reallocation of Non-controlling interest	—	—	—	—	—	(195)	(195)	195	—
Balance December 31, 2020	18,304	18,447	183	184	29,371	(34,614)	(4,876)	(33,528)	(38,404)

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statements of cash flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$18,755	$10,382	$(18,667)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,570	2,145	2,522
Loss on disposal of fixed assets	—	—	22
Bad debt expense	1,576	725	1,298
Equity based compensation	4,745	1,526	26,960
Impact of tax receivable agreement	48,760	11,676	1,702
Deferred income taxes	(49,066)	(11,382)	(1,732)
Noncash lease expense	13,623	—	—
Changes in operating assets and liabilities:
Receivable from franchisees	(7,085)	(5,161)	(1,637)
Commissions and agency fees receivable	(12,909)	2,474	(1,258)
Prepaid expenses	(1,718)	(877)	(588)
Other assets	(2,581)	(346)	435
Accounts payable and accrued expenses	2,541	913	1,210
Deferred rent	(7,365)	2,389	582
Contract liabilities	11,406	6,281	—
Premiums payable	400	547	(42)
Unearned revenue	—	(51)	(532)
Payments pursuant to the tax receivable agreement	(9)	—	—
Net cash provided by operating activities	24,643	21,241	10,275
Cash flows from investing activities:
Proceeds from notes receivable	35	19	22
Purchase of software	(393)	(403)	(148)
Purchase of property and equipment	(9,975)	(3,694)	(2,096)
Net cash used for investing activities	(10,333)	(4,078)	(2,222)
Cash flows from financing activities:
Debt issuance cost	(677)	—	(639)
Repayment of note payable	(27,821)	(2,500)	(50,625)
Proceeds from notes payable	64,821	—	50,000
Proceeds from the issuance of Class A common stock	5,040	325	86,915
Member distributions and dividends to stockholders	(44,697)	(18,739)	(80,059)
Net cash (used for) provided by financing activities	(3,334)	(20,914)	5,592
Net increase (decrease) in cash and cash equivalents, and restricted cash	10,976	(3,751)	13,645
Cash and cash equivalents, and restricted cash, beginning of period	15,260	19,011	5,366
Cash and cash equivalents, and restricted cash, end of period	$26,236	$15,260	$19,011

Supplemental disclosure of cash flow data:
Non-cash management fee note repayment	—	—	135
Cash paid during the year for interest	1,887	2,173	3,207
Cash paid for income taxes	270	1,175	300
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
The operations of the corporate-owned units are recorded in Texas Wasatch Insurance Services, L.P. (“TWIS”)—a Texas limited partnership headquartered in Westlake, TX and operating since 2003. TWIS is a wholly owned subsidiary of GF. The Company had nine corporate-owned locations in operation at December 31, 2020 and seven at December 31 2019 and 2018.
The operations of the franchise units are recorded in Goosehead Insurance Agency, LLC (“GIA”)—a Delaware limited liability company headquartered in Westlake, TX and operating since 2011. GIA is 100% owned by Goosehead Insurance Holdings ("GIH"), which is 100% owned by GF. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During years ended December 31, 2020, 2019, and 2018, the Company onboarded 337, 247, and 214 franchise locations, respectively and had 891, 614, and 457 operating franchise locations as of December 31, 2020 and 2019, respectively. No franchises were purchased by the Company during the years ended December 31, 2020, 2019, and 2018.
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

2. Summary of significant accounting policies
Impact of the coronavirus (“COVID-19”) pandemic
The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on various factors, including the duration and spread of the outbreak and its impact on home sales and consumer spending. To date, the pandemic has not increased our costs of or access to capital under our term note and revolving credit facility, and we do not believe it is reasonably likely to do so in the future. In addition, we do not believe that the pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including under our term note and revolving credit facility. To date, the pandemic has not impacted the collectability of receivables or adversely affected our ability to generate new business, add new franchises, or retain existing franchises or policies. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Changes in consumer behavior linked to the COVID-19 pandemic may have contributed to reduced loss ratios through the twelve months ended December 31, 2020, increasing the amount of revenue from Contingent Commissions the Company expects to receive.
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
Restricted cash
The Company holds premiums received from the insured, but not yet remitted to the insurance carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1,323 thousand and $923 thousand as of December 31, 2020 and 2019, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	December 31, 2020
	2020	2019	2018
Cash and cash equivalents	$24,913	$14,337	$18,635
Restricted cash	1,323	923	376
Cash and cash equivalents, and restricted cash	$26,236	$15,260	$19,011
Commissions and agency fees receivable
Upon issuance of a new policy, the Company typically collects the first premium payment from the insured, and then will remit the full premium amount to the insurance carriers. The insurance carriers collect the remaining premiums directly from the insureds and remit the applicable commissions to the Company. Accordingly, as reported in the accompanying consolidated balance sheet, commissions are receivables from the insurance carriers. These direct-

bill arrangements consist of a high volume of transactions with small premium amounts, with the billing controlled by the insurance carriers. The income statement and balance sheet effects of the commissions are recorded at the contract effective date and generally are based on a percentage of premiums for insurance coverage. During 2020, the Company wrote with over 140 insurance carriers, of which 45 provided national coverage. In 2020, three carriers represented more than 10% of total revenue at 20%,13% and 12%. In 2019, two carriers represented more than 10% of total revenue at 16% and 10%. In 2018, two carriers represented more than 10% of total revenue at 17% and 11%.
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
Franchise fees receivable
At the start date of the franchise agreement, an entry to franchise fees receivable is recorded along with an entry for a contract liability, to be amortized to franchise fees within Franchise revenues over the 10-year life of the franchise contract. Franchisees have the option to pay the full amount of franchise fees up front or to pay a deposit up front and the remaining balance by payment plan over time. The franchisees that elect to pay the initial franchise fee over a term extending greater than one year pay in total an amount that exceeds the amount due had they paid the full amount up front. As such, the payment plan option is treated as a zero-interest rate note, which creates an imputation of interest. The imputed interest is recorded as a discount on the franchise fee receivable and amortized using the interest rate method over the life of the payment plan. The amount of interest recorded in 2020, 2019, and 2018 related to franchise fees on a payment plan was $803 thousand, $606 thousand, and $418 thousand, respectively, and is included in Interest income.
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
Revenue recognition
The adoption of the new revenue standard on January 1, 2019 has increased the significance of judgments and estimates management must make to apply the guidance. In particular, judgments related to the amount of variable revenue consideration to ultimately be received on commission revenue, royalty fees, and contingent commissions, which were previously recognized when the Company received notification from the insurance carrier, now require significant judgments and estimates. The Company adjusts its estimates of revenue recognized for commissions and royalty fees based on cash collections during the terms of the policies.
Under the new standard, certain costs to obtain or fulfill a contract that were previously expensed as incurred have been capitalized. The Company capitalizes the incremental costs to obtain contracts primarily related to commission payments. These deferred costs are amortized over the expected life of the underlying franchise fee, and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2020

Property & equipment
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
Lease Accounting
The primary leased asset class of the Company is real estate. For leases with an original term longer than one year, lease liabilities are initially recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term, including non-lease components such as fixed common area maintenance costs and other fixed costs for generally all leases. A corresponding right of use ("ROU") asset is initially recognized equal to the lease liability adjusted for any lease prepayments, initial direct costs and lease incentives and amortized into rent expense, which is mapped to general and administrative expenses in the consolidated statements of operations.
The discount rates used in determining the present value of leases represent our collateralized borrowing rate considering each lease's term. The lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain leases have renewal options that can be exercised at the discretion of the Company. Rent expense is generally recognized on a straight-line basis over the lease term and included in General and administrative expenses in the Consolidated Statement of Operations. See Note 15 for further information.
Deferred rent
Deferred rent consists of rent abatement affecting the timing of cash rent payments related to the Company’s corporate office leases, as well as lease incentives such as construction allowances. In 2019, deferred rent was record as a liability and amortized over the lease term as a reduction to rent expense. In 2020, upon the adoption of ASC 842, the entire cumulative deferred rent balance under ASC 840 was treated as an adjustment to the ROU balance.
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
Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2020, 2019, and 2018 was $879 thousand, $812 thousand, and $521 thousand.
Recently issued accounting pronouncements
Reference Rate Reform (ASU 2020-04): In March 2020, the Financial Accounting Standards Board issued ASU 2020-04. Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements. The standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR will have on our contracts and other transactions.
Simplifying the Accounting for Income Taxes (ASU 2019-12): This standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance in certain areas, including the recognition of franchise taxes, recognition of deferred taxes for tax goodwill, allocation of taxes to members of a consolidated group, computation of annual effective tax rates related to enacted changes in tax laws, and minor improvements related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim periods therein. We do not expect the adoption of ASU 2019-12 to have a material impact to our consolidated financial statements.
Recently adopted accounting pronouncements
Leases (ASU 2016-02): ASU 2016-02 amended the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance also required additional disclosures about leases. The Company adopted the requirements of the new standard as of the first day of 2020 using the modified retrospective approach, without restating comparative periods. As part of our adoption, we elected the package of practical expedients, as well as the hindsight practical expedient, permitted under the new guidance, which, among other things, allowed the Company to continue utilizing historical classification of leases. For those leases that fall under the definition of a short-term lease, the Company elected the short-term lease recognition exemption. The adoption of the new standard resulted in the recording of a right-of-use asset of $11.2 million and lease liabilities of $18.5 million, and had no impact on retained earnings as of the beginning of 2020. The standard did not materially impact our Consolidated Statements of Operations and had no impact on cash flows.
Credit Losses (ASU 2016-13):Under the new guidance an entity is required to measure all credit losses on certain financial instruments, including trade receivables and various off-balance sheet credit exposures, using an expected credit loss model. This model incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these instruments. The Company adopted the requirements of the new standard as of the first day of 2020, however, the adoption of the amendment did not have a material effect on our consolidated financial statements or on our disclosures.
3. Revenues
The primary impacts of the new standard to the Company's revenues and expenses are as follows:
Commissions and agency fees
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
Contingent commission revenue is generated from contracts between the Company and insurance carriers, for which the Company is compensated for certain growth, profitability, or other performance-based metrics. The performance obligations for contingent commissions will vary by contract, but generally include the Company increasing profitable written premium with the insurance carrier. The transaction price for Contingent Commissions is estimated based on all available information and is recognized over time as the Company completes its performance obligations, as the underlying policies are placed.
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
Revenue from New and Renewal Royalty Fees is recorded by applying the sales- and usage-based royalties exception. Under the sales- and usage-based exception,the Company estimates the anticipated amount of the royalties to be received over the term of the policy based on an estimate of premiums placed by the franchisee, policy changes, and cancellations, net of a constraint. Revenue from Royalty Fees is recognized over time as the placement of the underlying policies occur.
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

Disaggregation of Revenue
The following tables disaggregates revenue by segment and source (in thousands):

Year Ended December 31, 2020	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$28,891	$28,891
New Business Commissions	—	17,324	17,324
Agency Fees	—	8,921	8,921
Contingent Commissions	10,754	5,921	16,675
Franchise revenues
Renewal Royalty Fees	29,309	—	29,309
New Business Royalty Fees	10,623	—	10,623
Initial Franchise Fees	4,236	—	4,236
Other Franchise Revenues	222	—	222
Interest Income	813	—	813
Total Revenues	$55,957	$61,057	$117,014

Timing of revenue recognition:
Transferred at a point in time	$—	$55,136	$55,136
Transferred over time	55,957	5,921	61,878
Total Revenues	$55,957	$61,057	$117,014

Year Ended December 31, 2019:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$22,924	$22,924
New Business Commissions	—	11,961	11,961
Agency Fees	—	6,058	6,058
Contingent Commissions	3,530	1,893	5,423
Franchise revenues			—
Renewal Royalty Fees	19,462	—	19,462
New Business Royalty Fees	7,149	—	7,149
Initial Franchise Fees	3,784	—	3,784
Other Franchise Revenues	108	—	108
Interest Income	617	—	617
Total Revenues	$34,650	$42,836	$77,486

Timing of revenue recognition:
Transferred at a point in time	$—	$40,943	$40,943
Transferred over time	34,650	1,893	36,543
Total Revenues	$34,650	$42,836	$77,486

Contract Balances

The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	December 31, 2020	December 31, 2019	Increase/(decrease)
Cost to obtain franchise contracts(1)	$1,412	$1,004	$408
Commissions and agency fees receivable, net(2)	18,604	6,884	11,720
Receivable from franchisees(2)	20,279	13,616	6,663
Contract liability(3)	34,201	22,795	11,406
(1) Cost to obtain franchise contracts is included in Other assets on the consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract

Significant changes in contract liabilities are as follows (in thousands):

	December 31, 2020	December 31, 2019
Contract liability at beginning of period	$22,795	$16,514
Revenue recognized during the period	(4,236)	(3,784)
New deferrals(1)	15,642	10,065
Contract liability at end of period	$34,201	$22,795
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

The following table reflects the estimated initial franchise fees (contract liability) to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for the year ended December 31:
2021	$4,233
2022	4,149
2023	4,135
2024	4,062
2025	3,921
Thereafter	13,701
$34,201

4. Franchise fees receivable
The balance of Franchise fees receivable included in receivable from franchisees in the consolidated balance sheets consisted of the following (in thousands):

	December 31
	2020	2019
Franchise fees receivable	$25,757	$15,314
Less: Unamortized discount	(6,553)	(3,771)
Less: Allowance for uncollectible franchise fees	(149)	(52)
Total franchise fees receivable	$19,055	$11,491

Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Allowance for Uncollectible Franchise Fees:
Balance at December 31, 2018	$455
Adjustments related to adoption of ASC 606	(440)
Adjusted balance at January 1, 2019	15
Charges to bad debts	121
Write offs	(84)
Balance at December 31, 2019	52
Charges to bad debts	387
Write offs	(290)
Balance at December 31, 2020	$149

5. Allowance for uncollectible agency fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Allowance for Uncollectible Agency Fees:
Balance at December 31, 2018	$242
Adjustments related to adoption of ASC 606	(134)
Adjusted balance at January 1, 2019	108
Charges to bad debts	604
Write offs	(534)
Balance at December 31, 2019	178
Charges to bad debts	1,189
Write offs	(899)
Balance at December 31, 2020	$468

6. Property and equipment
Property and equipment consisted of the following at (in thousands):

	December 31,
	2020	2019
Furniture & fixtures	$4,404	$3,012
Computer equipment	2,453	1,480
Network equipment	352	268
Phone system	937	885
Leasehold improvements	16,534	9,073
Total	24,680	14,718
Less accumulated depreciation	(8,030)	(5,176)
Property and equipment, net	$16,650	$9,542

Depreciation expense was $2.9 million, $1.7 million, and $1.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

7. Intangible assets
Intangible assets consisted of the following (in thousands):

	December 31,		Weighted average amortization period (years)
	2020	2019
Computer software & web domain	$1,473	$1,080	3.09
Less accumulated amortization	(924)	(635)
Intangible assets, net	$549	$445

Amortization expense was $288 thousand, $204 thousand, and $117 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.

Expected amortization over the next five years is as follows:

Amount
Year Ending December 31,
2021	$286
2022	190
2023	71
2024	1
2025 and thereafter	1
Total	$549

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

Matching contributions may be changed at the discretion of the Company. Company contributions totaled $845 thousand, $592 thousand, and $529 thousand for the years ended December 31, 2020, 2019, and 2018.
9. Debt
On March 6, 2020, the Company refinanced its $13.0 million revolving credit facility and $40.0 million term note payable to a $25.0 million revolving credit facility and $80 million term note payable in order to obtain a more favorable interest rate on the outstanding debt. The Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities an additional $50.0 million. As part of the refinancing, $0.2 million of debt issuance costs from previous debt were immediately recognized as interest expense
The $25.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At December 31, 2020, the Company had $5.0 million drawn against the revolver. At December 31, 2020, the Company had a letter of credit of $333 thousand applied against the maximum borrowing availability, thus amounts available to draw totaled $19.7 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions. Interest payment on the revolving credit facility totaled $85 thousand, $450 thousand, and $198 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.
The $80.0 million term note accrues interest at an initial interest rate of LIBOR plus 2.00%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of December 31, 2020, the Company was in the greater than 1.50x leverage ratio tranche, accruing interest of LIBOR plus 2.00%. The aggregate principal amount of the term note as of December 31, 2020 is $78.5 million, payable in quarterly installments of $0.5 million for the first twelve months, $1.0 million for the next twelve months, and $2.0 million for the last twelve months, with a balloon payment on March 6, 2023.The term note is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Maturities of the term note payable for the next two calendar years as of December 31, 2020 are as follows (in thousands):

Amount
2021	$3,500
2022	7,000
2023	68,000
Total	$78,500
The $5.0 million drawn against the revolver is coterminous with the term loan and is due in full on March 6, 2023.
Loan origination fees of $423 thousand at December 31, 2020 are reflected as a reduction to the note balance and are amortized through interest expense. As part of the March 6, 2020 refinancing, $0.2 million of origination fees from previous debt were immediately recognized as interest expense.
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of December 31, 2020, the Company was in compliance with these covenants.
Because of both instruments’ origination date and variable interest rate, the note payable balance at December 31, 2020 and December 31, 2019, approximates fair value using Level 2 inputs, described below.
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
Income tax expense
The components of income tax expense are as follows (in thousands):

	Year Ended December 31
	2020	2019	2018
Current income taxes
Federal	$(1,719)	$735	$343
State and local	373	283	136
Total current income taxes	(1,346)	1,018	479
Deferred income taxes
Federal	217	260	(27)
State and local	94	26	(3)
Total deferred income taxes	311	286	(30)
Income tax expense (benefit)	$(1,035)	$1,304	$449

A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows (in thousands):

	Year Ended December 31
	2020	2019	2018
Income (loss) before taxes	$17,720	$11,686	$(18,218)
Less: (income) prior to the Reorganization Transactions	—	—	(4,389)
Income (loss) before taxes	$17,720	$11,686	$(22,607)

Income taxes at U.S. federal statutory rate	3,720	2,454	(4,747)
Tax on income not subject to entity level federal income tax	(2,264)	(1,453)	(544)
Permanent Differences:
Non-controlling interest	—	—	3,536
Non-deductible stock compensation costs	(3,004)	—	2,038
Non-deductible excess compensation	—	—	27
Non-deductible employee moving expenses	1	—	—
Meals & Entertainment	47	61	38
State income tax, net of federal benefit	524	236	99
Other Reconciling items:
Other	(59)	6	2
Income tax expense (benefit)	$(1,035)	$1,304	$449

Deferred tax assets and liabilities
The components of deferred tax assets are as follows (in thousands):

	December 31, 2020	December 31, 2019
Net operating loss carryforwards	$703	$—
Investment in flow-through entity	72,660	15,537
Net deferred tax asset	$73,363	$15,537

Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of December 31, 2020.
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
During the years ended December 31, 2020, 2019 and 2018, an aggregate of 2.6 million, 1.4 million and 0.3 million LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly-issued shares of Class A common stock. In connection with these redemptions, we received 2.6 million, 1.4 million and 0.3 million LLC Units, which resulted in an increase in the tax basis of our investment in GF subject to the provisions of the Tax Receivable Agreement. We recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. As of December 31, 2020 and 2019, the total amount of TRA Payments due to the Pre-IPO LLC Members under the Tax Receivable Agreement was $62.1 million and $13.4 million, respectively, of which $549 thousand and $9 thousand, respectively, was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet.

11. Stockholder's equity
Class A Common Stock
GSHD has a total of 18,304 thousand and 15,238 thousand shares of its Class A common stock outstanding at December 31, 2020 and 2019, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.

Class B Common Stock
GSHD has a total of 18,447 thousand and 21,055 thousand shares of its Class B common stock outstanding at December 31, 2020 and 2019, respectively. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's stockholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the years ended December 31, 2020 and 2019, divided by the basic weighted average number of Class A common stock as of December 31, 2020 and 2019 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The

Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS (in thousands):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Income (loss) before taxes	$17,720	$11,686	$(18,218)
Less: income (loss) before taxes attributable to non-controlling interests	9,468	6,956	(9,702)
Income (loss) before taxes attributable to GSHD	8,252	4,730	(8,516)
Less: income tax expense attributable to GSHD	(1,035)	1,163	387
Net income (loss) attributable to GSHD(1)	$9,287	$3,567	$(8,903)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	16,785	14,864	13,554
Effect of dilutive securities:
Stock options(2)	1,598	1,236	—
Weighted average shares of Class A common stock outstanding - diluted	$18,383	$16,100	$13,554

Earnings per share of Class A common stock - basic	$0.55	$0.24	$(0.66)
Earnings per share of Class A common stock - diluted	$0.51	$0.22	$(0.66)
(1) Net income attributable to GSHD for the year ended December 31, 2018 excludes all net income prior to the Offering.
(2) 1,650 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock for the year ended December 31, 2018 because the effect would have been anti-dilutive, as GSHD recorded a net loss for the period.

12. Non-controlling interest
Non-Controlling Interests
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis. For the years ended December 31, 2020 and 2019, GF made distributions of $4.8 million and $6.3 million, respectively, of which $2.7 million and $3.7 million, respectively, were made to Pre-IPO LLC Members. The remaining $2.2 million and $2.6 million, respectively, were made to GSHD and were eliminated in consolidation.
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
During 2020 and 2019, an aggregate of 2.6 million and 1.4 million LLC Units, respectively, were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, we issued 2.6 million and 1.4 million shares of

Class A common stock in connection with these redemptions and received 2.6 million and 1.4 million LLC Interests, increasing our ownership interest in GF LLC. Simultaneously, and in connection with these redemptions, 2.6 million and 1.4 million shares of Class B common stock were surrendered and canceled.
The following table summarizes the ownership interest in GF as of December 31, 2020 and 2019 (in thousands).

	December 31, 2020		December 31, 2019
	LLC Units	Ownership %	LLC Units	Ownership %
Number of LLC Units held by GSHD	18,304	49.8%	15,238	42.0%
Number of LLC Units held by non-controlling interest holders	18,447	50.2%	21,055	58.0%
Number of LLC Units outstanding	36,750	100.0%	36,294	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the years ended December 31, 2020 and 2019 was 54.0% and 59.0%, respectively. All net income prior to the Offering is attributed to non-controlling interest holders.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net Income attributable to Goosehead Insurance Inc.	$9,287	$3,567	$(8,903)
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(3,525)	(1,368)	(194)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	542	325	143
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$6,304	$2,524	$(8,954)

13. Equity-based compensation
A summary of equity-based compensation expense during the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Class B unit compensation	$—	$—	$26,134
Stock options	4,745	1,526	949
Equity-based compensation expense	$4,745	$1,526	$27,083
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
In connection with the Reorganization Transactions, immediately prior to the Offering, historical Class B interests in TWIHG and GM vested by converting to the Texas Wasatch Note and Goosehead Management Note, respectively, paid with a combination of proceeds from the Offering and shares of Class A common stock. This conversion changed the nature of the Class B interests from a profit sharing arrangement to a substantive class of equity and were expensed under the guidance of Topic ASC 718, Compensation – Stock Compensation. At the Offering price of $10.00 per share, GSHD incurred total compensation expense of $6.2 million in connection with the conversion, recognized in the second quarter of 2018.
Class B interests in GF were also deemed vested by converting, along with all pre-offering Class A equity, on a one-to-one basis with the number of LLC units previously owned, to both LLC Units and shares of Class B common stock. This conversion changed the nature of the Class B interests from a profit sharing arrangement to a substantive class of equity and were expensed under the guidance of ASC 718. At the initial public offering price of $10.00 per share, the Company issued a total of 2.0 million LLC Units and shares of Class B common stock and incurred total compensation expense of $19.8 million as part of the conversion, recognized in the second quarter of 2018.
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
In April 2018, GSHD adopted the Omnibus Incentive Plan, which reserved 1.5 million shares of Class A Common Stock for delivery to directors, officers, and managing directors in connection with future awards granted under the plan. GSHD also adopted an Employee Stock Purchase Plan ("ESPP"), which reserved 20 thousand shares of Class A Common Stock for delivery to employees. On March 7, 2019, GSHD’s Board of Directors amended the Omnibus Incentive Plan, increasing the number of shares available under the plan to 3.0 million shares. On the same date, GSHD’s Board of Directors approved an increase in the total number of shares available under the ESPP to 30 thousand shares. There were 21 thousand and 13 thousand shares outstanding related to the Employee Stock Purchase Plan at December 31, 2020 and 2019.
On April 1, 2020, the Company granted an additional 900,000 stock options to its Managing Directors at an exercise price equal to $40.88 per share. The grant date fair value of $16.31 per option was determined using the Black-Scholes valuation model using the following assumptions:

Expected volatility	40%
Expected dividend yield	—%
Expected term (in years)	6.5
Risk-free interest rate	0.47%

A summary of stock option activity for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands except per share amounts):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as January 1, 2018	—	$—	$—
Granted	1,650	10.00	5,153
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2018	1,650	$10.00	$5,153
Granted	80	34.50	815
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2019	1,730	$11.13	$5,969
Granted	1,010	41.24	16,322
Exercised	(450)	10.00	1,390
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2020	2,290	$24.63	$20,901	8.15
Options vested and exercisable as of December 31, 2020	313	$10.00	$958	7.25
Options expected to vest as of December 31, 2020	1,977	$26.95	$19,943	8.28

As of December 31, 2020, total unrecognized compensation expense related to unvested stock options was $15.1 million, which is expected to be recognized over a weighted average period of 2.59 years. Cash received from stock option exercises during the year ended December 31, 2020 was $4.5 million.

A summary of unvested stock option activity for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands except per share amounts):

	Stock Options	Weighted Average Grant Date Fair Value
Unvested as January 1, 2018	—	$—
Vested	(91)	2.96
Granted	1,650	3.12
Forfeited	—	—
Unvested as of December 31, 2018	1,559	$3.13
Vested	(122)	2.96
Granted	80	10.19
Forfeited	—	—
Unvested as of December 31, 2019	1,517	$3.15
Vested	(550)	3.12
Granted	1,010	16.16
Forfeited	—	—
Unvested as of December 31, 2020	1,977	$10.09

The total fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 was $1.7 million, $0.4 million and $0.3 million, respectively.

14. Dividends
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

On July 30, 2020, GF approved an extraordinary dividend in the aggregate amount of $42 million payable to holders of LLC Units, including GSHD. The board of directors of the Company subsequently declared an extraordinary dividend of $1.15 (rounded) to all holders of Class A common stock of GSHD with a record date of August 10, 2020, which was paid on August 24, 2020. A summary of the total amounts declared by GF is as follows (in thousands):

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

15. Leases
Effective January 1, 2020, the Company adopted new guidance that requires lessees to recognize on the Consolidated balance sheets all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (“ROU”) asset. Accordingly, the Company recognized operating lease liabilities and ROU asset of $18.5 million and $11.2 million, respectively, on January 1, 2020. For those leases that fall under the definition of a short-term lease, the Company elected the short-term lease recognition exemption.The adoption of the new lease guidance did not have a material impact on the Company’s Consolidated statements of operations. The change in accounting due to the adoption of the new lease guidance did not result in a material change to the net rent expense when compared to December 31, 2019.
At December 31, 2020, Goosehead was obligated under a number of operating leases, exclusively leases for premises and equipment used for business purposes. These leases generally have terms of 7 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. None of these lease agreements impose restrictions on the Company’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements. Certain of these leases contain escalation clauses that will increase rent payments based on maintenance, utility and tax increases, which are non-lease components and variable in nature. The Company elected not to separate lease and non-lease components of a contract for its real estate and equipment leases. As such, real estate lease payments represent payments on both lease and non-lease components.
Operating lease liabilities and ROU asset are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the Company’s collateralized borrowing rate for financing instruments of a similar term. We estimate this for our portfolio of leases using information obtained from our bankers. The ROU asset also includes any lease prepayments made, plus initial direct costs incurred, less any lease incentives received. Rent expense associated with operating leases is recognized on a straight-line basis over the lease term, and generally included in occupancy expense within General and administrative expenses in the Consolidated statements of operations.
The following table provides information related to the Company’s leases as of December 31, 2020 (in thousands):

December 31, 2020
Right-of-use assets	$22,513

Short term lease liabilities	3,203
Long term lease liabilities	32,933
Total lease liabilities	36,136

Weighted average remaining lease term (in years)	9.23
Weighted average incremental borrowing rate	3.1%

The following is a schedule showing the components of lease cost for the year ended December 31, 2020 (in thousands):

December 31, 2020
Gross operating lease cost	$3,111
Sublease income	(25)
Net lease cost	$3,086

Rent expense was $1.9 million and $1.6 million for the years ended December 31, 2019 and 2018.

The following is a schedule of supplemental cash flow information related to leases for the year ended December 31, 2020 (in thousands):

December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(36,136)

Right of use assets obtained in exchange for lease obligation
Operating leases	$22,513

The following is a schedule of future maturity of lease liability as of December 31, 2020 (in thousands):

December 31, 2020
2021	$4,150
2022	4,556
2023	4,541
2024	4,391
2025	4,214
Thereafter	20,021
Total lease payments	41,873
Less: imputed interest	(5,737)
Future maturity of lease liability	$36,136

As previously disclosed in the Company's 2019 Annual Report and under previous lease accounting, the minimum lease payments required under operating leases were as follows (in thousands):

Non-cancelable Operating Leases
2020	$2,575
2021	2,793
2022	2,762
2023	2,578
2024	2,394
Thereafter	9,231
Total minimum lease payments	$22,333

In addition to the table above, as of December 31, 2020, the Company had additional future operating lease commitments of $3.2 million that were signed but had not yet commenced. These operating leases will commence between 2021 and 2022 with lease terms up to 7 years.
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

	Franchise Channel	Corporate Channel		Other	Total
Year Ended December 31, 2020
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$28,891		$—	$28,891
Agency Fees	—	8,921		—	8,921
New Business Commissions	—	17,324		—	17,324
Contingent Commissions	10,754	5,921		—	16,675
Total Commissions and Agency Fees	10,754	61,057		—	71,811
Franchise revenue					—
Renewal Royalty Fees	29,309	—		—	29,309
New Business Royalty Fees	10,623	—		—	10,623
Initial Franchise Fees	4,236	—		—	4,236
Other Income	222	—		—	222
Total Franchise Revenue	44,390	—		—	44,390
Interest income					—
Interest Income	813	—		—	813
Total Interest Income	813	—		—	813
Total	55,957	61,057		—	117,014
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	26,231	35,843		—	62,074
General and administrative expenses	9,618	12,058		3,856	25,532
Bad debts	387	1,189		—	1,576
Total	36,236	49,090		3,856	89,182
Adjusted EBITDA	19,721	11,967	0	(3,856)	27,832
Other income (expense)	90	—		—	90
Equity based compensation	—	—		(4,745)	(4,745)
Interest expense	—	—		(2,310)	(2,310)
Depreciation and amortization	(1,775)	(1,372)		—	(3,147)
Taxes	—	—		1,035	1,035
Net income	$18,036	$10,595		$(9,876)	$18,755
At December 31, 2020:
Total Assets	$82,804	$25,609		$77,424	$185,837

	Franchise Channel	Corporate Channel	Other	Total
Year Ended December 31, 2019
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$22,924	$—	$22,924
Agency Fees	—	6,058	—	6,058
New Business Commissions	—	11,961	—	11,961
Contingent Commissions	3,530	1,893	—	5,423
Total Commissions and Agency Fees	3,530	42,836	—	46,366
Franchise revenue
Renewal Royalty Fees	19,462	—	—	19,462
New Business Royalty Fees	7,149	—	—	7,149
Initial Franchise Fees	3,784	—	—	3,784
Other Income	108	—	—	108
Total Franchise Revenue	30,503	—	—	30,503
Interest income
Interest Income	617	—	—	617
Total Interest Income	617	—	—	617
Total	34,650	42,836	—	77,486
Employee compensation and benefits, excluding equity-based compensation	16,673	23,516	—	40,189
General and administrative expenses	7,392	8,769	2,881	19,042
Bad debts	121	604	—	725
Total	24,186	32,889	2,881	59,956
Adjusted EBITDA	10,464	9,947	(2,881)	17,530
Equity based compensation	—	—	(1,526)	(1,526)
Interest expense	—	—	(2,387)	(2,387)
Depreciation and amortization	(960)	(971)	—	(1,931)
Taxes	—	—	(1,304)	(1,304)
Net income	$9,504	$8,976	$(8,098)	$10,382
At December 31, 2019:
Total Assets	$22,676	$15,127	$26,825	$64,628

	Franchise Channel	Corporate Channel	Other	Total
Year ended December 31, 2018
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$18,357	$—	$18,357
Agency Fees	—	5,169	—	5,169
New Business Commissions	—	9,347	—	9,347
Contingent Commissions	2,417	1,414	—	3,831
Total Commissions and Agency Fees	2,417	34,287	—	36,704
Franchise revenue
Renewal Royalty Fees	12,104	—	—	12,104
New Business Royalty Fees	4,873	—	—	4,873
Initial Franchise Fees	6,045	—	—	6,045
Other Income	—	—	—	—
Total Franchise Revenue	23,022	—	—	23,022
Interest income
Interest Income	422	—	—	422
Total Interest Income	422	—	—	422
Total	25,861	34,287	—	60,148
Employee compensation and benefits, excluding equity-based compensation	12,511	18,662	—	31,173
General and administrative expenses, excluding state franchise tax(1)	4,326	7,200	1,399	12,925
Bad debts	409	889	—	1,298
Total	17,246	26,751	1,399	45,396
Adjusted EBITDA	8,615	7,536	(1,399)	14,752
Other income (expense)	—	(22)	(135)	(157)
Equity based compensation	—	—	(27,083)	(27,083)
Interest expense	—	—	(4,266)	(4,266)
Depreciation and amortization	(519)	(945)	—	(1,464)
Taxes	—	—	(449)	(449)
Net income	$8,096	$6,569	$(33,332)	$(18,667)
At December 31, 2018:
Total Assets	$8,572	$6,862	$19,364	$34,798

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

18. Selected quarterly financial data (unaudited)
The following tables set forth certain unaudited quarterly results of operations for the years ended December 31, 2020, 2019, and 2018 (in thousands, except per share data). The sum of the four quarters may differ from the annual amount due to rounding (in thousands):

	2020 [1]
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$20,425	$29,924	$32,015	$34,650
Income from operations	$201	$7,625	$6,966	$5,656
Net income	$(296)	$7,386	$6,725	$5,486
Net Income (loss) attributable to Goosehead Insurance Inc.	$(156)	$3,379	$3,267	$2,892
Earnings per share(2)
Basic	$(0.01)	$0.21	$0.19	$0.16
Diluted	$(0.01)	$0.19	$0.17	$0.15

	2019 [3]
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$23,133	$19,386	$21,169	$20,408
Income from operations	$8,688	$3,873	$3,673	$3,236
Net income	$7,318	$2,817	$2,763	$2,427
Net Income attributable to Goosehead Insurance Inc.	$2,472	$903	$998	$946
Earnings per share(2)
Basic	$0.17	$0.06	$0.07	$0.06
Diluted	$0.16	$0.06	$0.06	$0.05

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$14,589	$14,788	$16,054	$14,717
Income from operations	$4,763	$(22,749)	$2,653	$1,403
Net income	$3,768	$(23,875)	$836	$605
Net Income (loss) attributable to Goosehead Insurance Inc.	$—	$(9,234)	$241	$90
Earnings per share(2)(4)
Basic	$0.08	$(0.68)	$0.02	$0.01
Diluted	$0.08	$(0.68)	$0.02	$0.01
(1) The quarterly results are shown under Topic 840, as the Company was required to show the impact of the changes in leases on a full-year basis for 2020.
(2) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share amounts may not equal annual basic and diluted earnings per share amounts.
(3) The quarterly results are shown under ASC 605, as the Company was required to show the impact of the changes in revenue recognition on a full-year basis for 2019.
(4) Basic and diluted earnings per share for the first quarter of 2018 are shown on a pro-forma basis, as there was no Class A or Class B common stock outstanding as of
March 31, 2018.

Item 9. Changes in and disagreements with accountants on accounting and financial statement disclosure
None.

Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report herein.

/s/ Mark E. Jones	/s/ Mark S. Colby
Mark E. Jones	Mark S. Colby
Chairman, Director and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Goosehead Insurance, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Goosehead Insurance, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 26, 2021
Item 9B. Other information
Not applicable.

PART III

Item 10. Directors, executive officers, and corporate governance
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive compensation
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5. Securities Authorized for Issuance under Equity Compensation Plans.”
The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits and financial statement schedules
The following documents are filed as part of this Annual Report on Form 10-K.
(1) Consolidated financial statements: See “Index to consolidated financial statements” at “Item 8. Financial statements and supplementary data” herein.
(2) Consolidated financial statement schedules. All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.
(3) Exhibits: The exhibits listed in the accompanying index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

10.6	Form of Franchise Agreement (incorporated by reference to exhibit 10.6 to Goosehead Insurance Inc.'s registration statement on Form S-1 (Registration No. 333-224080))
10.7	Registrant’s Amended and Restated Omnibus Incentive Plan (incorporated by reference from Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 12, 2019)
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

GOOSEHEAD INSURANCE, INC.

Date:	February 26, 2021	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 26, 2021	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Jones	Chairman, Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Mark E. Jones
/s/ Robyn Jones	Vice Chairman and Director	February 26, 2021
Robyn Jones
/s/ Peter Lane	Director	February 26, 2021
Peter Lane
/s/ Mark Miller	Director	February 26, 2021
Mark Miller
/s/ James Reid	Director	February 26, 2021
James Reid
/s/ Mark S. Colby	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
Mark S. Colby