Form 10-Q
period 2021-03-31
Goosehead Insurance, Inc.
filed 2021-04-30
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 29, 2021, there were 18,448,694 shares of Class A common stock outstanding and 18,313,389 shares of Class B common stock outstanding.

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
•Annual Report on Form 10-K: The Company's annual report on Form 10-K for the year ended December 31, 2020.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Commissions and agency fees	$17,534	$11,811
Franchise revenues	13,433	8,445
Interest income	261	169
Total revenues	31,228	20,425
Operating Expenses:
Employee compensation and benefits	21,309	13,503
General and administrative expenses	9,274	5,872
Bad debts	447	309
Depreciation and amortization	1,000	540
Total operating expenses	32,030	20,224
(Loss) income from operations	(802)	201
Other Income (Expense):
Other income	20	66
Interest expense	(601)	(604)
Loss before taxes	(1,383)	(337)
Tax expense (benefit)	(294)	(41)
Net loss	(1,089)	(296)
Less: net loss attributable to non-controlling interests	(693)	(140)
Net loss attributable to Goosehead Insurance, Inc.	$(396)	$(156)
Earnings per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average shares of Class A common stock outstanding
Basic	18,375	15,564
Diluted	18,375	15,564

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$30,797	$24,913
Restricted cash	1,158	1,323
Commissions and agency fees receivable, net	4,895	18,604
Receivable from franchisees, net	3,379	2,100
Prepaid expenses	7,575	3,705
Total current assets	47,804	50,645
Receivable from franchisees, net of current portion	20,423	18,179
Property and equipment, net of accumulated depreciation	17,671	16,650
Right-of-use asset	23,033	22,513
Intangible assets, net of accumulated amortization	639	549
Deferred income taxes, net	77,753	73,363
Other assets	5,283	3,938
Total assets	$192,606	$185,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$7,179	$8,101
Premiums payable	1,158	1,323
Lease liability	3,358	3,203
Contract liabilities	4,744	4,233
Note payable	4,000	3,500
Total current liabilities	20,439	20,360
Lease liability, net of current portion	33,310	32,933
Note payable, net of current portion	78,474	79,408
Contract liabilities, net of current portion	33,010	29,968
Liabilities under tax receivable agreement, net of current portion	63,678	61,572
Total liabilities	228,911	224,241
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 18,448 shares issued and outstanding as of March 31, 2021, 18,304 shares issued and outstanding as of December 31, 2020	184	183
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 18,314 issued and outstanding as of March 31, 2021, 18,447 shares issued and outstanding as of December 31, 2020	183	184
Additional paid in capital	32,292	29,371
Accumulated deficit	(35,008)	(34,614)
Total stockholders' equity	(2,349)	(4,876)
Non-controlling interests	(33,956)	(33,528)
Total equity	(36,305)	(38,404)
Total liabilities and equity	$192,606	$185,837

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2021	18,304	18,447	183	184	29,371	(34,614)	(4,876)	(33,528)	(38,404)
Net loss	—	—	—	—	—	(396)	(396)	(693)	(1,089)
Exercise of stock options	9		—		226		226		226
Equity-based compensation	—	—	—	—	1,941	—	1,941	—	1,941
Activity under employee stock purchase plan	2	—	—	—	205	—	205	—	205
Redemption of LLC Units	133	(133)	1	(1)	(249)	—	(249)	249	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	798	—	798	18	816
Reallocation of Non-controlling interest						2	2	(2)	—
Balance March 31, 2021	18,448	18,314	184	183	32,292	(35,008)	(2,349)	(33,956)	(36,305)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2020	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)
Distributions	—	—	—	—	—	—	—	(1,003)	(1,003)
Net loss	—	—	—	—	—	(156)	(156)	(140)	(296)
Equity-based compensation	—	—	—	—	498	—	498	—	498
Activity under employee stock purchase plan	3	—	—	—	116	—	116	—	116
Redemption of LLC Units	791	(791)	8	(8)	(869)	—	(869)	869	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,704	—	1,704	—	1,704
Balance March 31, 2020	16,032	20,264	160	202	15,891	(23,967)	(7,714)	(22,274)	(29,988)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,089)	$(296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,066	747
Bad debt expense	447	309
Equity-based compensation	1,941	498
Impacts of Tax Receivable Agreement	3,420	9,659
Deferred income taxes	(3,574)	(9,659)
Noncash lease expense	13	—
Changes in operating assets and liabilities:
Receivable from franchisees	(3,694)	(809)
Commissions and agency fees receivable	13,424	2,001
Prepaid expenses	(3,870)	(3,768)
Other assets	(1,337)	(461)
Accounts payable and accrued expenses	(2,796)	(1,244)
Deferred rent	—	71
Contract liabilities	3,553	1,290
Premiums payable	(165)	196
Payments pursuant to the tax receivable agreement	549	(9)
Net cash provided by (used in) operating activities	7,888	(1,475)
Cash flows from investing activities:
Proceeds from notes receivable	10	9
Purchase of software	(165)	(60)
Purchase of property and equipment	(1,945)	(967)
Net cash used for investing activities	(2,100)	(1,018)
Cash flows from financing activities:
Debt issuance costs	—	(530)
Repayment of note payable	(500)	(26,321)
Proceeds from notes payable	—	26,921
Proceeds from the issuance of Class A common stock	431	116
Member distributions and dividends	—	(1,003)
Net cash used for financing activities	(69)	(817)
Net increase (decrease) in cash and restricted cash	5,719	(3,310)
Cash and cash equivalents, and restricted cash, beginning of period	26,236	15,260
Cash and cash equivalents, and restricted cash, end of period	$31,955	$11,950

Supplemental disclosures of cash flow data:
Cash paid during the year for interest	535	326
Cash paid for income taxes	—	—
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
The Company had ten and seven corporate-owned locations in operation at March 31, 2021 and 2020, respectively. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended March 31, 2021 and 2020, the Company onboarded 117 and 84 franchise locations, respectively, and had 987 and 679 operating franchise locations as of March 31, 2021 and 2020, respectively. No franchises were purchased by the Company during the three months ended March 31, 2021 or 2020.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at March 31, 2021, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three months ended March 31, 2021 and 2020. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance Carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1.2 million and $1.1 million as of March 31, 2021 and 2020, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$30,797	$10,831
Restricted cash	1,158	1,119
Cash and cash equivalents, and restricted cash	$31,955	$11,950

Recently Issued Accounting Pronouncements
Reference Rate Reform (ASU 2020-04): In March 2020, the Financial Accounting Standards Board issued ASU 2020-04. Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 became effective on March 12, 2020 and may be applied prospectively through December 31, 2022. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 did not have a material impact on our condensed consolidated financial statements. The standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR will have on our contracts and other transactions.
Recently adopted accounting pronouncements
Simplifying the Accounting for Income Taxes (ASU 2019-12): In 2019, the Financial Accounting Standards Board issued ASU 2019-12 to simplify the accounting for income taxes. The guidance primarily addresses how to (1) recognize a deferred tax liability after we transition to or from the equity method of accounting, (2) evaluate if a step-up in the tax basis of goodwill is related to a business combination or is a separate transaction, (3) recognize all of the effects of a change in tax law in the period of enactment, including adjusting the estimated annual tax rate, and (4) include the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income for hybrid tax regimes. We adopted the guidance in the first quarter of 2021. The adoption did not have a material impact on our condensed consolidated financial statements or related disclosures.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by Segment and source (in thousands):

Three Months Ended March 31, 2021:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$7,757	$7,757
New Business Commissions	—	4,616	4,616
Agency Fees	—	2,424	2,424
Contingent Commissions	2,116	621	2,737
Franchise revenues
Renewal Royalty Fees	8,746	—	8,746
New Business Royalty Fees	3,157	—	3,157
Initial Franchise Fees	1,432	—	1,432
Other Franchise Revenues	98	—	98
Interest Income	261	—	261
Total Revenues	$15,810	$15,418	$31,228

Timing of revenue recognition:
Transferred at a point in time	$—	$14,797	$14,797
Transferred over time	15,810	621	16,431
Total Revenues	$15,810	$15,418	$31,228

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2020:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$5,733	$5,733
New Business Commissions	—	3,333	3,333
Agency Fees	—	1,686	1,686
Contingent Commissions	694	365	1,059
Franchise revenues
Renewal Royalty Fees	5,386	—	5,386
New Business Royalty Fees	2,048	—	2,048
Initial Franchise Fees	978	—	978
Other Franchise Revenues	33	—	33
Interest Income	169	—	169
Total Revenues	$9,308	$11,117	$20,425

Timing of revenue recognition:
Transferred at a point in time	$—	$10,752	$10,752
Transferred over time	9,308	365	9,673
Total Revenues	$9,308	$11,117	$20,425

Contract Balances

The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	March 31, 2021	December 31, 2020	Increase/(decrease)
Cost to obtain franchise contracts(1)	1,587	$1,412	$175
Commissions and agency fees receivable, net(2)	4,895	18,604	(13,709)
Receivable from franchisees(2)	23,802	20,279	3,523
Contract liability(3)	37,754	34,201	3,553
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract

Franchise fees received by the Company are recorded as contract liabilities on the Condensed Consolidated Balance Sheets. Contract liabilities are reduced as fees are recognized in revenue over the term of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended March 31, 2021 was included in the contract liabilities balance as of December 31, 2020.

The weighted average remaining amortization period for contract liabilities related to open franchises is 8.4 years.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Significant changes in contract liabilities are as follows (in thousands):

Contract liability at December 31, 2020	$34,201
Revenue recognized during the period	(1,432)
New deferrals(1)	4,985
Contract liability at March 31, 2021	37,754
(1) Initial Franchise Fees where the consideration is received from the customer for services which are to be transferred to the Franchisee over the term of the Franchise Agreement

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Franchise fees receivable(1)	$28,467	$25,757
Less: Unamortized discount(1)	(7,007)	(6,553)
Less: Allowance for uncollectible franchise fees(1)	(160)	(149)
Net franchise fees receivable(1)	$21,300	$19,055
(1) Includes both the current and long term portion of this balance
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2020	$149
Charges to bad debts	161
Write offs	(150)
Balance at March 31, 2021	$160

Balance at December 31, 2019	$52
Charges to bad debts	80
Write offs	(63)
Balance at March 31, 2020	$69

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible Agency Fees was as follows (in thousands):

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Balance at December 31, 2020	$468
Charges to bad debts	286
Write offs	(307)
Balance at March 31, 2021	$447

Balance at December 31, 2019	$178
Charges to bad debts	228
Write offs	(225)
Balance at March 31, 2020	$181

6. Property and equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Furniture & fixtures	$5,784	$4,404
Computer equipment	3,130	2,453
Network equipment	373	352
Phone system	937	937
Leasehold improvements	16,296	16,534
Total	26,520	24,680
Less accumulated depreciation	(8,849)	(8,030)
Property and equipment, net	$17,671	$16,650

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
The $25.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At March 31, 2021 the Company was accruing interest at LIBOR plus 200 basis points. At March 31, 2021, the Company had $5.0 million drawn against the revolver and had a letter of credit of $0.3 million applied against the maximum borrowing availability, payable on March 6, 2023. Thus, amounts available to draw totaled $19.7 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The term note is payable in quarterly installments of $0.5 million the first twelve months, $1.0 million the next twelve months and $2.0 million the last twelve months, with a balloon payment on March 6, 2023. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period. At March 31, 2021 the Company was accruing interest at LIBOR plus 200 basis points. On June 24, 2020 the Company drew down the remaining $37.9 million of the term loan. As of March 31, 2021, the Company had $78.0 million of the term note drawn.
The interest rate for each leverage ratio tier are as follows:

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Maturities of the term note payable for the next four years are as follows (in thousands):

Amount
2021	3,000
2022	7,000
2023	68,000
Total	$78,000

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of March 31, 2021, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at March 31, 2021 and December 31, 2020, approximates fair value using Level 2 inputs, described below.
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
Income tax expense (benefit)

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Provision for/(benefit from) income taxes for the three months ended March 31, 2021 was $(294) thousand compared to $(41) thousand for the three months ended March 31, 2020. The effective tax rate was 21% for the three months ended March 31, 2021 and 12% for the three months ended March 31, 2020. The increase in the effective tax rate for the period ended March 31, 2021 compared to the period ended March 31, 2020 was primarily due to exercises of employee stock options in the current period resulting in excess tax deductible expenses, and increased the tax benefit during the quarter.
Deferred taxes
Deferred tax assets at March 31, 2021 were $77.8 million compared to $73.4 million at December 31, 2020. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the three months ended March 31, 2021.
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
During the three months ended March 31, 2021, an aggregate of 133,300 LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 133,300 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of March 31, 2021, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $66.1 million, of which $2.4 million was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of March 31, 2021.
9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 18,448 thousand shares of its Class A common stock outstanding at March 31, 2021. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 18,314 thousand shares of its Class B common stock outstanding at March 31, 2021. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net loss attributable to GSHD for the three months ended March 31, 2021 and 2020, divided by the basic weighted average number of Class A common stock as of March 31, 2021 and March 31, 2020 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities (in thousands, except per share amounts). The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Three Months Ended March 31,
	2021	2020
Numerator:
Loss before taxes	$(1,383)	$(337)
Less: loss before taxes attributable to non-controlling interests	(693)	(140)
Loss before taxes attributable to GSHD	(690)	(197)
Less: income tax expense (benefit) attributable to GSHD	(294)	(41)
Net income attributable to GSHD	$(396)	$(156)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	18,375	15,564
Effect of dilutive securities:
Stock options(1)	—	—
Weighted average shares of Class A common stock outstanding - diluted	18,375	15,564

Earnings (loss) per share of Class A common stock - basic	$(0.02)	$(0.01)
Earnings (loss) per share of Class A common stock - diluted	$(0.02)	$(0.01)
(1) 1,808 and 1,840 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2021 and 2020, respectively, because the effect would have been anti-dilutive, as we recorded a net loss for the three months ended March 31, 2021 and 2020.

10. Non-controlling interest
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three months ended March 31, 2021, GF made no distributions to LLC Unit holders. For the three months ended March 31, 2020, GF made distributions of $1.7 million, of which $1.0 million were made to Pre-IPO LLC Members. The remaining $0.7 million were made to GSHD and were eliminated in consolidation.
Under the amended and restated Goosehead Financial, LLC Agreement, the Pre-IPO LLC Members have the right, from and after the completion of the Offering (subject to the terms of the amended and restated Goosehead Financial, LLC Agreement), to require GSHD to redeem all or a portion of their LLC Units for, at GSHD's election,

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
During the three months ended March 31, 2021, an aggregate of 133 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 133 thousand shares of Class A common stock in connection with these redemptions and received 133 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 133 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of March 31, 2021 (in thousands):

	March 31, 2021
	LLC Units	Ownership %
Number of LLC Units held by GSHD	18,448	50.2%
Number of LLC Units held by non-controlling interest holders	18,314	49.8%
Number of LLC Units outstanding	36,762	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three months ended March 31, 2021 was 50.0%.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three months ended March 31, 2021 and 2020 as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to Goosehead Insurance Inc.	$(396)	$(156)
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(249)	(869)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	205	116
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$(440)	$(909)

11. Equity-Based Compensation
Stock option expense was $1.9 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.
On January 4, 2021, the Company granted an additional 153,500 stock options to its Board of Directors and Managing Directors at an exercise price equal to $131.87 per share. The weighted average grant date fair value of

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
$47.43 per option was determined using the Black-Scholes valuation model using the following weighted average assumptions:

Expected volatility	45%
Expected dividend yield	—%
Expected term (in years)	4.25
Risk-free interest rate	0.29%

12. Segment Information
The Company has two reportable Segments: Corporate Channel and Franchise Channel. The Corporate Channel consists of company-owned and financed operations with employees who are hired, trained, and managed by Goosehead. The Franchise Channel network consists of Franchisee operations that are owned and managed by individual business owners. These business owners have a contractual relationship with Goosehead to use the Company's processes, systems, and back-office support team to sell insurance and manage their business. In exchange, Goosehead is entitled to an Initial Franchise Fee and ongoing royalty fees. Allocations of contingent commissions and certain operating expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. The Company’s chief operating decision maker uses net loss before interest, income taxes, depreciation and amortization, adjusted to exclude equity-based compensation and other non-operating items, including, among other things, certain non-cash charges and certain non-recurring or non-operating gains or losses (“Adjusted EBITDA”) as a performance measure to manage resources and make decisions about the business. Summarized financial information concerning the Company’s reportable Segments is shown in the following tables (in thousands). There are no intersegment sales, only interest income and interest expense related to an intersegment line of credit, all of which eliminate in consolidation. The “Other” column includes any income and expenses not allocated to reportable Segments and corporate-related items, including equity-based compensation, certain legal expenses and interest related to the note payable.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended March 31, 2021
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$7,757	$—	$7,757
Agency Fees	—	2,424	—	2,424
New Business Commissions	—	4,616	—	4,616
Contingent Commissions	2,116	621	—	2,737
Total Commissions and Agency Fees	2,116	15,418	—	17,534
Franchise revenue
Renewal Royalty Fees	8,746	—	—	8,746
New Business Royalty Fees	3,157	—	—	3,157
Initial Franchise Fees	1,432	—	—	1,432
Other Income	98	—	—	98
Total Franchise Revenues	13,433	—	—	13,433
Interest income
Interest Income	261	—	—	261
Total Interest Income	261	—	—	261
Total Revenues	15,810	15,418	—	31,228
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	7,569	11,799	—	19,368
General and administrative expenses	4,213	4,506	555	9,274
Bad debts	161	286	—	447
Total Operating Expenses	11,943	16,591	555	29,089
Adjusted EBITDA	3,867	(1,173)	(555)	2,139
Other income (expense)	20	—	—	20
Equity based compensation	—	—	(1,941)	(1,941)
Interest expense	—	—	(601)	(601)
Depreciation and amortization	(647)	(353)	—	(1,000)
Taxes	—	—	294	294
Net income(loss)	$3,240	$(1,526)	$(2,803)	$(1,089)
March 31, 2021
Total Assets	$81,704	$29,295	$81,607	$192,606

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended March 31, 2020:
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$5,733	$—	$5,733
Agency Fees	—	1,686	—	1,686
New Business Commissions	—	3,333	—	3,333
Contingent Commissions	694	365	—	1,059
Total Commissions and Agency Fees	694	11,117	—	11,811
Franchise revenue
Renewal Royalty Fees	5,386	—	—	5,386
New Business Royalty Fees	2,048	—	—	2,048
Initial Franchise Fees	978	—	—	978
Other Income	33	—	—	33
Total Franchise Revenues	8,445	—	—	8,445
Interest income
Interest Income	169	—	—	169
Total Interest Income	169	—	—	169
Total Revenues	9,308	11,117	—	20,425
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	5,896	7,109	—	13,005
General and administrative expenses	2,225	2,709	938	5,872
Bad debts	81	228	—	309
Total Operating Expenses	8,202	10,046	938	19,186
Adjusted EBITDA	1,106	1,071	(938)	1,239
Equity based compensation	—	—	(498)	(498)
Interest expense	—	—	(604)	(604)
Depreciation and amortization	(313)	(227)	—	(540)
Taxes	—	—	41	41
Net income(loss)	$859	$844	$(1,999)	$(296)
March 31, 2020
Total Assets	$23,527	$16,006	$36,355	$75,888

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
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 52% of the company, representing our commitment to the long-term success of the Company.
Financial Highlights for the First Quarter of 2021:
•Total revenue increased 53% from the first quarter of 2020 to $31.2 million
•Core Revenue* increased by 47% from first quarter of 2020 to $26.7 million
•Total Written Premiums placed increased 49% from the prior-year period to $319 million
•Net loss increased by $0.8 million from the first quarter of 2020 to $1.1 million, or (3)% of total revenues
•Adjusted EBITDA* increased 73% from the first quarter of 2020 to $2.1 million, or 7% of total revenues.
•Basic and diluted earnings per share were $(0.02) and $(0.02), respectively, and Adjusted EPS*, a non-GAAP measure, was $0.03 for the three months ended March 31, 2021
•Policies in Force increased 49% from March 31, 2020 to 788,000 at March 31, 2021
•Corporate sales headcount increased 51% from March 31, 2020 to 363 at March 31, 2021
◦As of March 31, 2021, 200 of these Corporate sales agents had less than one year of tenure and 163 had greater than one year of tenure
•Total franchises increased 61% compared to the prior year period to 1,628; total operating franchises increased 45% from March 31, 2020 to 987 at March 31, 2021
◦In Texas as of March 31, 2021, 47 operating Franchisees had less than one year of tenure and 192 operating Franchisees had greater than one year of tenure.
◦Outside of Texas as of March 31, 2021, 313 operating Franchisees had less than one year of tenure and 435 had greater than one year of tenure.
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net loss and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Novel coronavirus ("COVID-19")
An outbreak of a novel strain of the coronavirus, COVID-19, was recognized as a pandemic by the World Health Organization on March 11,2020. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions, including in the United States, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. In the United States, temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily.

During the first quarter of 2020, the Company reduced workforce density at all corporate offices by requiring employees to work from home. Additionally, the Company indefinitely suspended all corporate travel, field support visits, in-person marketing efforts and in-person team meetings. Leveraging the Company's cloud based technology, video conferencing technology and importantly the Company's mortgage activity database to continue marketing efforts allowed operations to be largely uninterrupted. During the third quarter of 2020, the Company began bringing employees back to the office on a reduced and rotational basis. The Company will continue to consider all local government and CDC guidelines in reopening corporate offices.
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
Certain income statement line items
Revenues
For the three months ended March 31, 2021, revenue increased by 53% to $31.2 million from $20.4 million for the three months ended March 31, 2020. Total Written Premium growth, which is the best leading indicator of future revenue growth, increased 49% to $319 million for the three months ended March 31, 2021 from $214 million for the three months ended March 31, 2020. Total Written Premiums drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended March 31,
(in thousands)	2021		2020
Core Revenue:
Renewal Commissions(1)	$7,757	25%	$5,733	28%
Renewal Royalty Fees(2)	8,746	28%	5,386	26%
New Business Commissions(1)	4,616	15%	3,333	16%
New Business Royalty Fees(2)	3,157	10%	2,048	10%
Agency Fees(1)	2,424	8%	1,686	8%
Total Core Revenue	26,700	86%	18,186	89%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,432	4%	978	5%
Interest Income	261	1%	169	1%
Total Cost Recovery Revenue	1,693	5%	1,147	6%
Ancillary Revenue:
Contingent Commissions(1)	2,737	9%	1,059	5%
Other Income(2)	98	—%	33	—%
Total Ancillary Revenue	2,835	9%	1,092	5%
Total Revenues	$31,228	100%	$20,425	100%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three months ended March 31, 2021 and March 31, 2020. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021		2020
Revenues:
Commissions and agency fees	$17,534	56%	$11,811	58%
Franchise revenues	13,433	43%	8,445	41%
Interest income	261	1%	169	1%
Total revenues	31,228	100%	20,425	100%
Operating Expenses:
Employee compensation and benefits	21,309	67%	13,503	67%
General and administrative expenses	9,274	29%	5,872	29%
Bad debts	447	1%	309	2%
Depreciation and amortization	1,000	3%	540	3%
Total operating expenses	32,030	100%	20,224	100%
Loss from operations	(802)		201
Other Income (Expense):
Other income	20		66
Interest expense	(601)		(604)
Loss before taxes	(1,383)		(337)
Tax expense (benefit)	(294)		(41)
Net loss	(1,089)		(296)
Less: net loss attributable to non-controlling interests	(693)		(140)
Net loss attributable to Goosehead Insurance Inc.	$(396)		$(156)

Revenues
For the three months ended March 31, 2021, revenue increased by 53% to $31.2 million from $20.4 million for the three months ended March 31, 2020.

Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021		2020
Core Revenue:
Renewal Commissions	7,757	44%	5,733	49%
New Business Commissions	4,616	26%	3,333	28%
Agency Fees	2,424	14%	1,686	14%
Total Core Revenue:	14,797	84%	10,752	91%
Ancillary Revenue:
Contingent Commissions	2,737	16%	1,059	9%
Commissions and agency fees	$17,534	100%	$11,811	100%

Renewal Commissions increased by $2.0 million or 35%, to $7.8 million for the three months ended March 31, 2021 from $5.7 million for the three months ended March 31, 2020. These increases were primarily attributable to an increase in the number of policies in the renewal term from March 31, 2020 to March 31, 2021.
New Business Commissions increased by $1.3 million, or 38%, to $4.6 million for the three months ended March 31, 2021 from $3.3 million for the three months ended March 31, 2020. Revenue from Agency Fees increased by $738 thousand, or 44%, to $2.4 million for the three months ended March 31, 2021 from $1.7 million for the three months ended March 31, 2020. These increases were primarily attributable to a 51% increase in total sales agent head count to 363 at March 31, 2021, from 241 at March 31, 2020.
Revenue from Contingent Commissions increased by $1.7 million, to $2.7 million for the three months ended March 31, 2021 from $1.1 million for the three months ended March 31, 2020. This change in Revenue from Contingent Commissions was primarily attributable to an increase of 49% in total written premium.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.

The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021		2020
Core Revenues:
Renewal Royalty Fees	8,746	65%	5,386	64%
New Business Royalty Fees	3,157	23%	2,048	24%
Total Core Revenues:	11,903	88%	7,434	88%
Cost Recovery Revenues:
Initial Franchise Fees	1,432	11%	978	12%
Ancillary Revenues:
Other Franchise Revenues	98	1%	33	—%
Franchise revenues	$13,433	100%	$8,445	100%

Revenue from Renewal Royalty Fees increased by $3.4 million, or 62%, to $8.7 million, for the three months ended March 31, 2021 from $5.4 million for the three months ended March 31, 2020. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term.
Revenue from New Business Royalty Fees increased by $1.1 million, or 54%, to $3.2 million for the three months ended March 31, 2021 from $2.0 million for the three months ended March 31, 2020. The increase in revenue from New Business Royalty Fees was primarily attributable to a 45% increase in the total number of operating franchises to 987 at March 31, 2021, from 679 at March 31, 2020.
Revenues from Initial Franchise Fees increased by $0.5 million or 46% to $1.4 million for the three months ended March 31, 2021 from $1.0 million during the three months ended March 31, 2020. The primary reason for this increase is an increase of 61% in total franchises to 1,628 at March 31, 2021, from 1,012 at March 31, 2020.
Interest income
Interest income increased by $92 thousand, or 54%, to $261 thousand for the three months ended March 31, 2021 from $169 thousand for the three months ended March 31, 2020. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $7.8 million, or 58%, to $21.3 million for the three months ended March 31, 2021 from $13.5 million for the three months ended March 31, 2020. The increase is caused by a 56% increase in total headcount from 2020 to 2021 and an increase in stock based compensation resulting from the issuance of stock options since March 31, 2020.
General and administrative expenses
General and administrative expenses increased by $3.4 million, or 58%, to $9.3 million for the three months ended March 31, 2021 from $5.9 million for the three months ended March 31, 2020. This increase was primarily attributable to higher costs associated with an increase in operating franchises and employees, and investments made in technology.
Bad debts
Bad debts increased by $138 thousand for the three months ended March 31, 2021 to $447 thousand from $309 thousand for the three months ended March 31, 2020. The increase in bad debts is attributable to an increase in total franchises, and an increase in revenue from Agency fees during the three months ended March 31, 2021 from the three months ended March 31, 2020.
Depreciation and amortization

Depreciation and amortization increased by $0.5 million, or 85%, to $1.0 million for the three months ended March 31, 2021 from $0.5 million for the three months ended March 31, 2020. This increase was primarily attributable to the increase in fixed assets since March 31, 2020, including the opening of two additional corporate sales offices, expansion of existing corporate offices and hardware for additional employees hired.
Interest expense
Interest expenses decreased by $3 thousand, or 0%, to $601 thousand for the three months ended March 31, 2021 from $604 thousand for the three months ended March 31, 2020. This decrease was primarily attributable to the Company refinancing the existing term loan leading to more favorable interest rates, offset by additional borrowing during 2020.

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
The following tables show Total Written Premium placed by channel for the three months ended and 2021 and 2020 (in thousands).

	Three Months Ended March 31,		% Change
	2021	2020
Corporate Channel Total Written Premium	$88,946	$66,125	35%
Franchise Channel Total Written Premium	229,949	148,012	55%
Total Written Premium	$318,895	$214,137	49%

Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of March 31, 2021, we had 788,000 in Policies in Force compared to 713,000 as of December 31, 2020 and 530,000 as of March 31, 2020, representing a 11% and 49% increase, respectively.
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
NPS has remained steady at 92 as of March 31, 2021 due to the service team’s continued focus on delivering highly differentiated service levels.
Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has remained steady at 88% at March 31, 2021 from December 31, 2020, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended March 31, 2021, we retained 90% of the premiums we distributed in the trailing twelve months ended March 31, 2020, which increased modestly from the 89% premium retention at December 31, 2020. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended March 31, 2021, New Business Revenue grew 44% to $10.2 million, from $7.1 million for the three months ended March 31, 2020. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 51% and growth in operating franchises in the Franchise Channel of 45%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended March 31, 2021, Renewal Revenue grew 48% to $16.5 million, from $11.1 million for the three months ended March 31, 2020. Growth in Renewal Revenue was driven by Client Retention of 88% at March 31, 2021. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
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
Core Revenue increased by $8.5 million, or 47%, to $26.7 million for the three months ended March 31, 2021 from $18.2 million for the three months ended March 31, 2020. The primary driver of the increase is increases in operating franchises, corporate agent sales headcount, and number of policies in the renewal term from March 31, 2020 to March 31, 2021.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $0.5 million, or 48%, to $1.7 million for the three months ended March 31, 2021 from $1.1 million for the three months ended March 31, 2020. The primary driver of the increase is an increase in total franchises from March 31, 2020 to March 31, 2021.

Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $1.7 million to $2.8 million for the three months ended March 31, 2021 from $1.1 million for the three months ended March 31, 2020 primarily due to an increase of 49% in total written premium, driving higher Revenue from Contingent Commissions.
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

Adjusted EBITDA increased by $0.9 million, or 73%, to $2.1 million for the three months ended March 31, 2021 from $1.2 million for the three months ended March 31, 2020. The primary driver of the increase is increases in Core Revenues driven by increases in corporate agent headcount and operating franchises, plus additional Ancillary Revenue over the three months ended March 31, 2020. This is offset by increased employee compensation and benefits from additional hiring, increased general and administrative costs associated with additional office space, investments in our proprietary platform, and increased costs related to SOX compliance.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended March 31, 2021, Adjusted EBITDA Margin was 7% compared to 6% for the three months ended March 31, 2020. The primary driver of the increase is increases in Core Revenues driven by increases in corporate agent headcount and operating franchises, plus additional Ancillary Revenue over the three months ended March 31, 2020. This is offset by increased employee compensation and benefits from additional hiring, increased general and administrative costs associated with additional office space, investments in our proprietary platform, and increased costs related to SOX compliance.

Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations

	Three Months Ended March 31,
	2021	2020
Total Revenues	$31,228	$20,425

Core Revenue:
Renewal Commissions(1)	$7,757	$5,733
Renewal Royalty Fees(2)	8,746	5,386
New Business Commissions(1)	4,616	3,333
New Business Royalty Fees(2)	3,157	2,048
Agency Fees(1)	2,424	1,686
Total Core Revenue	26,700	18,186
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,432	978
Interest Income	261	169
Total Cost Recovery Revenue	1,693	1,147
Ancillary Revenue:
Contingent Commissions(1)	2,737	1,059
Other Income(2)	98	33
Total Ancillary Revenue	2,835	1,092
Total Revenues	$31,228	$20,425
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

The following tables show a reconciliation from net loss to Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,089)	$(296)
Interest expense	601	604
Depreciation and amortization	1,000	540
Tax (benefit) expense	(294)	(41)
Equity-based compensation	1,941	498
Other (income) expense	(20)	(66)
Adjusted EBITDA	$2,139	$1,239
Adjusted EBITDA Margin(1)	7%	6%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($2,139/$31,228),and ($1,239/$20,425) for the three months ended March 31, 2021 and 2020, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three months ended March 31, 2021 (in thousands, except per share amounts). Note that totals may not sum due to rounding:

	Three Months Ended March 31,
	2021	2020
Earnings per share - basic (GAAP)	$(0.02)	$(0.01)
Add: equity-based compensation(1)	0.05	0.01
Adjusted EPS (non-GAAP)	$0.03	$—
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [ $1.9 million / ( 18.4 million + 18.4 million )] for the three months ended March 31, 2021 and [ $498 thousand / ( 15.6 million + 20.7 million )] for the three months ended March 31, 2020.

Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of March 31, 2021, our cash and cash equivalents balance was $30.8 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreement
See "Note 7. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$7,888	$(1,475)	$9,363
Net cash used for investing activities	(2,100)	(1,018)	(1,082)
Net cash used for financing activities	(69)	(817)	748
Net increase (decrease) in cash and cash equivalents	5,719	(3,310)	9,029
Cash and cash equivalents, and restricted cash, beginning of period	26,236	15,260	10,976
Cash and cash equivalents, and restricted cash, end of period	$31,955	$11,950	$20,005
Operating activities
Net cash provided by operating activities was $7.9 million for the three months ended March 31, 2021 as compared to net cash used in operating activities of $(1.5) million for the three months ended March 31, 2020. This increase in net cash provided by operating activities was attributable to a decrease in commissions and agency fees receivables of $(11.4) million. This was offset by a $2.9 million increase related to changes in contract liabilities as a result of adding additional franchise during the the three months ended March 31, 2021.

Investing activities
Net cash used for investing activities was $2.1 million for the three months ended March 31, 2021, compared to net cash used in investing activities of $1.0 million for the three months ended March 31, 2020. This increase was driven by continued expansion of corporate offices to support increased hiring.
Financing activities
Net cash used for financing activities was $0.1 million for the three months ended March 31, 2021 as compared to net cash used for financing activities of $0.8 million for the three months ended March 31, 2020. This decrease in net cash used for financing activities was attributable to the repayment of the Company's of the term loan, offset by the proceeds of the issuance of Class A common stock.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of March 31, 2021, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$58,132	$4,856	$13,638	$13,434	$26,204
Debt obligations payable(2)	83,000	4,000	79,000	—	—
Interest expense(3)	4,613	1,769	2,844	—	—
Liabilities under the tax receivable agreement(4)	66,090	2,412	8,885	8,915	45,878
Total	$211,835	$13,037	$104,367	$22,349	$72,082

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $945 thousand and $532 thousand for the three months ended March 31, 2021 and 2020.
(2)The Company refinanced its credit facilities on March 6, 2020 in the form of a $80 million term loan, and $25 million revolving credit facility, of which $5.0 million was drawn as of March 31, 2021.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of March 31, 2021.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting related to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation as it relates to our internal controls to minimize the impact on their design and operating effectiveness.

PART II

Item 1. Legal Proceedings
The information required by this Item is incorporated by reference to "Part I, Item I, Note 13. Litigation" in the condensed consolidated financial statements included herein.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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

GOOSEHEAD INSURANCE, INC.

Date:	April 29, 2021	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2021	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)