Form 10-Q
period 2021-06-30
Goosehead Insurance, Inc.
filed 2021-07-29
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 28, 2021, there were 19,391,860 shares of Class A common stock outstanding and 17,402,589 shares of Class B common stock outstanding.

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Commissions and agency fees	$21,053	$18,248	$38,587	$30,059
Franchise revenues	16,841	11,484	30,274	19,929
Interest income	279	192	540	361
Total revenues	38,173	29,924	69,401	50,349
Operating Expenses:
Employee compensation and benefits	22,475	15,904	43,784	29,407
General and administrative expenses	10,134	5,364	19,408	11,236
Bad debts	646	319	1,093	628
Depreciation and amortization	1,132	712	2,132	1,252
Total operating expenses	34,387	22,299	66,417	42,523
Income from operations	3,786	7,625	2,984	7,826
Other Income (Expense):
Other income	119	—	139	66
Interest expense	(546)	(479)	(1,147)	(1,083)
Income before taxes	3,359	7,146	1,976	6,809
Tax expense (benefit)	223	(240)	(71)	(281)
Net Income	3,136	7,386	2,047	7,090
Less: net income (loss) attributable to non-controlling interests	1,649	4,007	956	3,867
Net Income attributable to Goosehead Insurance, Inc.	$1,487	$3,379	$1,091	$3,223
Earnings per share:
Basic	$0.08	$0.21	$0.06	$0.20
Diluted	$0.07	$0.19	$0.05	$0.18
Weighted average shares of Class A common stock outstanding
Basic	18,774	16,458	18,574	16,011
Diluted	20,367	17,947	20,251	17,432

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$34,975	$24,913
Restricted cash	1,551	1,323
Commissions and agency fees receivable, net	6,063	18,604
Receivable from franchisees, net	2,724	2,100
Prepaid expenses	7,394	3,705
Total current assets	52,707	50,645
Receivable from franchisees, net of current portion	23,354	18,179
Property and equipment, net of accumulated depreciation	22,618	16,650
Right-of-use asset	34,207	22,513
Intangible assets, net of accumulated amortization	1,756	549
Deferred income taxes, net	98,114	73,363
Other assets	5,247	3,938
Total assets	$238,003	$185,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$7,884	$8,101
Premiums payable	1,551	1,323
Lease liability	4,360	3,203
Contract liabilities	5,189	4,233
Note payable	5,000	3,500
Total current liabilities	23,984	20,360
Lease liability, net of current portion	48,549	32,933
Note payable, net of current portion	76,539	79,408
Contract liabilities, net of current portion	36,200	29,968
Liabilities under tax receivable agreement, net of current portion	80,232	61,572
Total liabilities	265,504	224,241
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 19,209 shares issued and outstanding as of June 30, 2021, 18,304 shares issued and outstanding as of December 31, 2020	191	183
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 17,586 issued and outstanding as of June 30, 2021, 18,447 shares issued and outstanding as of December 31, 2020	176	184
Additional paid in capital	36,579	29,371
Accumulated deficit	(33,527)	(34,614)
Total stockholders' equity	3,419	(4,876)
Non-controlling interests	(30,920)	(33,528)
Total equity	(27,501)	(38,404)
Total liabilities and equity	$238,003	$185,837

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2021	18,304	18,447	183	184	29,371	(34,614)	(4,876)	(33,528)	(38,404)
Net income	—	—	—	—	—	(396)	(396)	(693)	(1,089)
Exercise of stock options	9		—		226		226		226
Equity-based compensation	—	—	—	—	1,941	—	1,941	—	1,941
Activity under employee stock purchase plan	2	—	—	—	205	—	205	—	205
Redemption of LLC Units	133	(133)	1	(1)	(249)	—	(249)	249	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	798	—	798	18	816
Reallocation of Non-controlling interest						2	2	(2)	—
Balance March 31, 2021	18,448	18,314	184	183	32,292	(35,008)	(2,349)	(33,956)	(36,305)
Net income	—	—	—	—	—	1,487	1,487	1,649	3,136
Exercise of stock options	31	—	—	—	439	—	439	—	439
Equity-based compensation	—	—	—	—	1,851	—	1,851	—	1,851
Activity under employee stock purchase plan	2	—	—	—	214	—	214	—	214
Redemption of LLC Units	728	(728)	7	(7)	(1,280)	—	(1,280)	1,280	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	3,063	—	3,063	101	3,164
Reallocation of Non-controlling interest	—	—	—	—	—	(6)	(6)	6	—
Balance June 30, 2021	19,209	17,586	191	176	36,579	(33,527)	3,419	(30,920)	(27,501)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2020	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)
Distributions	—	—	—	—	—	—	—	(1,003)	(1,003)
Net income	—	—	—	—	—	(156)	(156)	(140)	(296)
Equity-based compensation	—	—	—	—	498	—	498	—	498
Activity under employee stock purchase plan	3	—	—	—	116	—	116	—	116
Redemption of LLC Units	791	(791)	8	(8)	(869)	—	(869)	869	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,704	—	1,704	—	1,704
Balance March 31, 2020	16,032	20,264	160	202	15,891	(23,967)	(7,714)	(22,274)	(29,988)
Distributions	—	—	—	—	—	—	—	(859)	(859)
Net income	—	—	—	—	—	3,379	3,379	4,007	7,386
Exercise of stock options	241	—	3	—	2,404	—	2,407	—	2,407
Equity-based compensation	—	—	—	—	1,416	—	1,416	—	1,416
Activity under employee stock purchase plan	2	—	—	—	138	—	138	—	138
Redemption of LLC Units	809	(809)	8	(8)	(762)	—	(762)	762	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	2,261	—	2,261	53	2,314
Reallocation of Non-controlling interest	—	—	—		—	63	63	(63)	—
Balance June 30, 2020	17,084	19,455	171	194	21,348	(20,525)	1,188	(18,374)	(17,186)
See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,047	$7,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,264	1,540
Bad debt expense	1,093	628
Equity-based compensation	3,793	1,914
Impacts of Tax Receivable Agreement	20,628	22,472
Deferred income taxes	(20,772)	(21,869)
Noncash lease activity	5,080	—
Changes in operating assets and liabilities:
Receivable from franchisees	(6,112)	(3,682)
Commissions and agency fees receivable	11,745	(1,235)
Prepaid expenses	(3,689)	(2,994)
Other assets	(1,303)	(1,410)
Accounts payable and accrued expenses	(1,649)	(1,546)
Deferred rent	—	1,087
Contract liabilities	7,188	3,965
Premiums payable	228	565
Payments pursuant to the tax receivable agreement	(549)	(9)
Net cash provided by operating activities	19,992	6,516
Cash flows from investing activities:
Proceeds from notes receivable	17	18
Purchase of software	(1,369)	(142)
Purchase of property and equipment	(7,934)	(3,969)
Net cash used for investing activities	(9,286)	(4,093)
Cash flows from financing activities:
Debt issuance costs	—	(677)
Repayment of note payable	(1,500)	(26,821)
Proceeds from notes payable	—	64,821
Proceeds from the issuance of Class A common stock	1,084	2,662
Member distributions and dividends	—	(1,862)
Net cash provided by (used for) financing activities	(416)	38,123
Net increase in cash and restricted cash	10,290	40,546
Cash and cash equivalents, and restricted cash, beginning of period	26,236	15,260
Cash and cash equivalents, and restricted cash, end of period	$36,526	$55,806

Supplemental disclosures of cash flow data:
Cash paid during the year for interest	1,015	795
Cash paid for income taxes	262	250
See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Goosehead Insurance, Inc. (“GSHD”) is the sole managing member of Goosehead Financial, LLC (“GF”) and has the sole voting power and control of management of GF. Accordingly, GSHD consolidates the financial results of GF and reports non-controlling interest in GSHD’s condensed consolidated financial statements.
GF was organized on January 1, 2016 as a Delaware Limited Liability Company and is headquartered in Westlake, TX.
GSHD (collectively with its consolidated subsidiaries, the “Company”) provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned agencies and franchise units across the nation.
The Company had 11 and 9 corporate-owned locations in operation at June 30, 2021 and 2020, respectively. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended June 30, 2021 and 2020, the Company onboarded 108 and 60 franchise locations, respectively, and had 1,072 and 730 operating franchise locations as of June 30, 2021 and 2020, respectively. No franchises were purchased by the Company during the three and six months ended June 30, 2021 or 2020.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at June 30, 2021, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three and six months ended June 30, 2021 and 2020. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance Carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1.6 million and $1.5 million as of June 30, 2021 and 2020, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$34,975	$54,318
Restricted cash	1,551	1,488
Cash and cash equivalents, and restricted cash	$36,526	$55,806

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

Disaggregation of Revenue
The following table disaggregates revenue by Segment and source (in thousands):

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2021:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$10,310	$10,310
New Business Commissions	—	5,944	5,944
Agency Fees	—	3,105	3,105
Contingent Commissions	1,136	558	1,694
Franchise revenues
Renewal Royalty Fees	11,670	—	11,670
New Business Royalty Fees	3,680	—	3,680
Initial Franchise Fees	1,458	—	1,458
Other Franchise Revenues	33	—	33
Interest Income	279	—	279
Total Revenues	$18,256	$19,917	$38,173

Timing of revenue recognition:
Transferred at a point in time	$—	$19,359	$19,359
Transferred over time	18,256	558	18,814
Total Revenues	$18,256	$19,917	$38,173

Six Months Ended June 30, 2021:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$18,067	$18,067
New Business Commissions	—	10,560	10,560
Agency Fees	—	5,529	5,529
Contingent Commissions	3,252	1,179	4,431
Franchise revenues			—
Renewal Royalty Fees	20,416	—	20,416
New Business Royalty Fees	6,837	—	6,837
Initial Franchise Fees	2,890	—	2,890
Other Franchise Revenues	131	—	131
Interest Income	540	—	540
Total Revenues	$34,066	$35,335	$69,401

Timing of revenue recognition:
Transferred at a point in time	$—	$34,156	$34,156
Transferred over time	34,066	1,179	35,245
Total Revenues	$34,066	$35,335	$69,401

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2020:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$7,718	$7,718
New Business Commissions	—	4,329	4,329
Agency Fees	—	2,185	2,185
Contingent Commissions	2,774	1,242	4,016
Franchise revenues
Renewal Royalty Fees	7,903	—	7,903
New Business Royalty Fees	2,599	—	2,599
Initial Franchise Fees	901	—	901
Other Franchise Revenues	81	—	81
Interest Income	192	—	192
Total Revenues	$14,450	$15,474	$29,924

Timing of revenue recognition:
Transferred at a point in time	$—	$14,232	$14,232
Transferred over time	14,450	1,242	15,692
Total Revenues	$14,450	$15,474	$29,924

Six Months Ended June 30, 2020:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$13,451	$13,451
New Business Commissions	—	7,662	7,662
Agency Fees	—	3,871	3,871
Contingent Commissions	3,468	1,607	5,075
Franchise revenues
Renewal Royalty Fees	13,289	—	13,289
New Business Royalty Fees	4,647	—	4,647
Initial Franchise Fees	1,879	—	1,879
Other Franchise Revenues	114	—	114
Interest Income	361	—	361
Total Revenues	$23,758	$26,591	$50,349

Timing of revenue recognition:
Transferred at a point in time	$—	$24,984	$24,984
Transferred over time	23,758	1,607	25,365
Total Revenues	$23,758	$26,591	$50,349

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	June 30, 2021	December 31, 2020	Increase/(decrease)
Cost to obtain franchise contracts(1)	1,724	$1,412	$312
Commissions and agency fees receivable, net(2)	6,063	18,604	(12,541)
Receivable from franchisees(2)	26,078	20,279	5,799
Contract liability(3)	41,389	34,201	7,188
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract

Franchise fees received by the Company are recorded as contract liabilities on the Condensed Consolidated Balance Sheets. Contract liabilities are reduced as fees are recognized in revenue over the term of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended June 30, 2021 was included in the contract liabilities balance as of December 31, 2020.

The weighted average remaining amortization period for contract liabilities related to open franchises is 8.4 years.

Significant changes in contract liabilities are as follows (in thousands):

Contract liability at December 31, 2020	$34,201
Revenue recognized during the period	(2,890)
New deferrals(1)	10,078
Contract liability at June 30, 2021	41,389
(1) Initial Franchise Fees where the consideration is received from the customer for services which are to be transferred to the Franchisee over the term of the Franchise Agreement

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Franchise fees receivable(1)	$32,358	$25,757
Less: Unamortized discount(1)	(8,008)	(6,553)
Less: Allowance for uncollectible franchise fees(1)	(140)	(149)
Net franchise fees receivable(1)	$24,210	$19,055
(1) Includes both the current and long term portion of this balance

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2020	$149
Charges to bad debts	296
Write offs	(305)
Balance at June 30, 2021	$140

Balance at December 31, 2019	$52
Charges to bad debts	137
Write offs	(97)
Balance at June 30, 2020	$92

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible Agency Fees was as follows (in thousands):

Balance at December 31, 2020	$468
Charges to bad debts	797
Write offs	(708)
Balance at June 30, 2021	$557

Balance at December 31, 2019	$178
Charges to bad debts	491
Write offs	(359)
Balance at June 30, 2020	$310

6. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Furniture & fixtures	$5,897	$4,404
Computer equipment	3,164	2,453
Network equipment	389	352
Phone system	937	937
Leasehold improvements	22,059	16,534
Total	32,446	24,680
Less accumulated depreciation	(9,828)	(8,030)
Property and equipment, net	$22,618	$16,650

7. Debt
On March 6, 2020, the Company refinanced its $13.0 million revolving credit facility and $40.0 million term note payable to a $25.0 million revolving credit facility and $80.0 million term note payable to finance general corporate purposes. The Company also has the right, subject to approval by the administrative agent and each issuing bank,

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
to increase the commitments under the credit facilities an additional $50.0 million. As part of the refinancing, $0.2 million of debt issuance costs from previous debt were immediately recognized as interest expense.
The $25.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At June 30, 2021 the Company was accruing interest at LIBOR plus 200 basis points. At June 30, 2021, the Company had $5.0 million drawn against the revolver and had a letter of credit of $0.3 million applied against the maximum borrowing availability, payable on March 6, 2023. Thus, amounts available to draw totaled $19.7 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The term note is payable in quarterly installments of $0.5 million the first twelve months, $1.0 million the next twelve months and $2.0 million the last twelve months, with a balloon payment on March 6, 2023. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period. At June 30, 2021 the Company was accruing interest at LIBOR plus 200 basis points. On June 24, 2020 the Company drew down the remaining $37.9 million of the term loan. As of June 30, 2021, the Company had $77.0 million of the term note drawn.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Maturities of the term note payable for the next four years are as follows (in thousands):

Amount
2021	2,000
2022	7,000
2023	68,000
Total	$77,000

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of June 30, 2021, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at June 30, 2021 and December 31, 2020, approximates fair value using Level 2 inputs, described below.
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
Income tax expense (benefit)
Provision for/(benefit from) income taxes for the three and six months ended June 30, 2021 was $223 thousand and $(71) thousand compared to $(240) thousand and $(281) thousand for the three and six months ended June 30, 2020. The effective tax rate was 7% and (4)% for the three and six months ended June 30, 2021 and (3)% and (4)% for the three and six months ended June 30, 2020. The increase in the effective tax rate for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to a decrease in exercises of employee stock options and decrease in pre-tax book income. The effective tax rate remained flat for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Deferred taxes
Deferred tax assets at June 30, 2021 were $98.1 million compared to $73.4 million at December 31, 2020. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the six months ended June 30, 2021.
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
During the three and six months ended June 30, 2021, an aggregate of 728,000 and 861,300 LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 728,000 and 861,300 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of June 30, 2021, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $82.2 million, of which $2.0 million was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of June 30, 2021.
9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 19,209 thousand shares of its Class A common stock outstanding at June 30, 2021. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 17,586 thousand shares of its Class B common stock outstanding at June 30, 2021. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and six months ended June 30, 2021 and 2020, divided by the basic weighted average number of Class A common stock as of June 30, 2021 and June 30, 2020 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities (in thousands, except per share amounts). The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Income before taxes	$3,359	$7,146	$1,976	$6,809
Less: income before taxes attributable to non-controlling interests	1,649	4,007	956	3,867
Income before taxes attributable to GSHD	1,710	3,139	1,020	2,942
Less: income tax expense (benefit) attributable to GSHD	223	(240)	(71)	(281)
Net income attributable to GSHD	$1,487	$3,379	$1,091	$3,223
Denominator:
Weighted average shares of Class A common stock outstanding - basic	18,774	16,458	18,574	16,011
Effect of dilutive securities:
Stock options(1)	1,593	1,489	1,677	1,421
Weighted average shares of Class A common stock outstanding - diluted	20,367	17,947	20,251	17,432

Earnings per share of Class A common stock - basic	$0.08	$0.21	$0.06	$0.20
Earnings per share of Class A common stock - diluted	$0.07	$0.19	$0.05	$0.18
(1) 109 thousand and 78 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended June 30, 2021, respectively, because the effect would have been anti-dilutive.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

10. Non-controlling interest
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and six months ended June 30, 2021, GF made no distributions to LLC Unit holders. For the three and six months ended June 30, 2020, GF made distributions of $1.5 million and $3.3 million, of which $0.9 million and $1.9 million were made to Pre-IPO LLC Members. The remaining $0.7 million and $1.4 million were made to GSHD and were eliminated in consolidation.
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
During the three and six months ended June 30, 2021, an aggregate of 728 thousand and 861 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 728 thousand and 861 thousand shares of Class A common stock in connection with these redemptions and received 728 thousand and 861 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 728 thousand and 861 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of June 30, 2021 (in thousands):

	June 30, 2021
	LLC Units	Ownership %
Number of LLC Units held by GSHD	19,209	52.2%
Number of LLC Units held by non-controlling interest holders	17,586	47.8%
Number of LLC Units outstanding	36,795	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2021 was 48.9% and 49.5%, respectively.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Goosehead Insurance Inc.	$1,487	$3,379	$1,091	$3,223
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(1,280)	(762)	(1,529)	(1,631)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	214	138	418	254
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$421	$2,755	$(20)	$1,846

11. Equity-Based Compensation
Stock option expense was $1.9 million and $3.8 million for the three and six months ended June 30, 2021. Stock option expense was $1.4 million and $1.9 million for the three and six months ended June 30, 2020.
On January 4, 2021, the Company granted an additional 153,500 stock options to its Board of Directors and Managing Directors at an exercise price equal to $131.87 per share. The weighted average grant date fair value of $47.43 per option was determined using the Black-Scholes valuation model using the following weighted average assumptions:

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended June 30, 2021
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$10,310	$—	$10,310
Agency Fees	—	3,105	—	3,105
New Business Commissions	—	5,944	—	5,944
Contingent Commissions	1,136	558	—	1,694
Total Commissions and Agency Fees	1,136	19,917	—	21,053
Franchise revenue
Renewal Royalty Fees	11,670	—	—	11,670
New Business Royalty Fees	3,680	—	—	3,680
Initial Franchise Fees	1,458	—	—	1,458
Other Income	33	—	—	33
Total Franchise Revenues	16,841	—	—	16,841
Interest income
Interest Income	279	—	—	279
Total Interest Income	279	—	—	279
Total Revenues	18,256	19,917	—	38,173
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	8,020	12,603	—	20,623
General and administrative expenses	4,927	4,402	805	10,134
Bad debts	135	511	—	646
Total Operating Expenses	13,082	17,516	805	31,403
Adjusted EBITDA	5,174	2,401	(805)	6,770
Other income (expense)	11	108	—	119
Equity based compensation	—	—	(1,852)	(1,852)
Interest expense	—	—	(546)	(546)
Depreciation and amortization	(728)	(404)	—	(1,132)
Taxes	—	—	(223)	(223)
Net income (loss)	$4,457	$2,105	$(3,426)	$3,136
June 30, 2021
Total Assets	$94,489	$44,332	$99,182	$238,003

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended June 30, 2020
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$7,718	$—	$7,718
Agency Fees	—	2,185	—	2,185
New Business Commissions	—	4,329	—	4,329
Contingent Commissions	2,774	1,242	—	4,016
Total Commissions and Agency Fees	2,774	15,474	—	18,248
Franchise revenue
Renewal Royalty Fees	7,903	—	—	7,903
New Business Royalty Fees	2,599	—	—	2,599
Initial Franchise Fees	901	—	—	901
Other Income	81	—	—	81
Total Franchise Revenues	11,484	—	—	11,484
Interest income
Interest Income	192	—	—	192
Total Interest Income	192	—	—	192
Total Revenues	14,450	15,474	—	29,924
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	5,965	8,523	—	14,488
General and administrative expenses	1,934	2,621	809	5,364
Bad debts	56	263	—	319
Total Operating Expenses	7,955	11,407	809	20,171
Adjusted EBITDA	6,495	4,067	(809)	9,753
Equity based compensation	—	—	(1,416)	(1,416)
Interest expense	—	—	(479)	(479)
Depreciation and amortization	(396)	(316)	—	(712)
Taxes	—	—	240	240
Net income (loss)	$6,099	$3,751	$(2,464)	$7,386
June 30, 2020
Total Assets	$31,904	$21,818	$88,867	$142,589

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Six months ended June 30, 2021
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$18,067	$—	$18,067
Agency Fees	—	5,529	—	5,529
New Business Commissions	—	10,560	—	10,560
Contingent Commissions	3,252	1,179	—	4,431
Total Commissions and Agency Fees	3,252	35,335	—	38,587
Franchise revenue
Renewal Royalty Fees	20,416	—	—	20,416
New Business Royalty Fees	6,837	—	—	6,837
Initial Franchise Fees	2,890	—	—	2,890
Other Income	131	—	—	131
Total Franchise Revenue	30,274	—	—	30,274
Interest income
Interest Income	540	—	—	540
Total Interest Income	540	—	—	540
Total	34,066	35,335	—	69,401
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	15,589	24,402	—	39,991
General and administrative expenses	9,140	8,908	1,360	19,408
Bad debts	296	797	—	1,093
Total	25,025	34,107	1,360	60,492
Adjusted EBITDA	9,041	1,228	(1,360)	8,909
Other income (expense)	31	108	—	139
Equity based compensation	—	—	(3,793)	(3,793)
Interest expense	—	—	(1,147)	(1,147)
Depreciation and amortization	(1,375)	(757)	—	(2,132)
Taxes	—	—	71	71
Net income (loss)	$7,697	$579	$(6,229)	$2,047
At June 30, 2021:
Total Assets	$94,489	$44,332	$99,182	$238,003

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Six months ended June 30, 2020
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$13,451	$—	$13,451
Agency Fees	—	3,871	—	3,871
New Business Commissions	—	7,662	—	7,662
Contingent Commissions	3,468	1,607	—	5,075
Total Commissions and Agency Fees	3,468	26,591	—	30,059
Franchise revenue
Renewal Royalty Fees	13,289	—	—	13,289
New Business Royalty Fees	4,647	—	—	4,647
Initial Franchise Fees	1,879	—	—	1,879
Other Income	114	—	—	114
Total Franchise Revenues	19,929	—	—	19,929
Interest income
Interest Income	361	—	—	361
Total Interest Income	361	—	—	361
Total Revenues	23,758	26,591	—	50,349
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	11,861	15,632	—	27,493
General and administrative expenses	4,159	5,330	1,747	11,236
Bad debts	137	491	—	628
Total Operating Expenses	16,157	21,453	1,747	39,357
Adjusted EBITDA	7,601	5,138	(1,747)	10,992
Other income (expense)	66	—	—	66
Equity based compensation	—	—	(1,914)	(1,914)
Interest expense	—	—	(1,083)	(1,083)
Depreciation and amortization	(709)	(543)	—	(1,252)
Taxes	—	—	281	281
Net income (loss)	$6,958	$4,595	$(4,463)	$7,090
June 30, 2020
Total Assets	$31,904	$21,818	$88,867	$142,589

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

14. Subsequent Events
Credit agreement
On July 21, 2021, the Company refinanced its $25.0 million revolving credit facility and $80.0 million term note payable to a $50.0 million revolving credit facility and $100.0 million term note payable for general corporate purposes. The Company also has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities an additional $50.0 million.
The $50.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At July 28, 2021 the Company was accruing interest at LIBOR plus 250 basis points. At July 28, 2021, the Company had not drawn against the revolver and had a letter of credit of $0.3 million applied against the maximum borrowing availability, payable on July 21, 2026. Thus, amounts available to draw totaled $49.7 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The term note is payable in quarterly installments of $0.6 million the first six months, $1.3 million the next twelve months, $1.9 million the next twelve months, and $2.5 million for the last 24 months with a balloon payment on July 21, 2026. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period. At July 28, 2021 the Company was accruing interest at LIBOR plus 250 basis points.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps
Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2021	1,250
2022	4,375
2023	6,875
2024	9,375
2025	10,000
2026	68,125
Total	$100,000

Special Dividend

On July 28, 2021, GF approved an extraordinary dividend in the aggregate amount of $60.0 million payable to holders of LLC Units, including GSHD. The board of directors of the Company subsequently declared an extraordinary dividend of 1.63 (rounded) to all holders of Class A common stock of GSHD with a record date of August 9, 2021, to be paid on or before August 23, 2021. A summary of the total amounts declared by GF is as follows (in thousands):

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	LLC Units held as of July 28, 2021	Estimated dividend to be paid
Class A common stockholders	19,391,860	$31,622
Class B common stockholders via LLC Units held	17,402,589	28,378
Total	36,794,449	$60,000

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
Financial Highlights for the Second Quarter of 2021:
•Total revenue increased 28% from the second quarter of 2020 to $38.2 million
•Core Revenue* increased by 40% from second quarter of 2020 to $34.7 million
•Total Written Premiums placed increased 46% from the prior-year period to $399 million
•Net income decreased by $4.3 million from the second quarter of 2020 to $3.1 million, or 8% of total revenues
•Adjusted EBITDA* decreased 31% from the second quarter of 2020 to $6.8 million, or 18% of total revenues.
•Basic and diluted earnings per share were $0.08 and $0.07, respectively, and Adjusted EPS*, a non-GAAP measure, was $0.13 for the three months ended June 30, 2021
•Policies in Force increased 48% from June 30, 2020 to 872,000 at June 30, 2021
•Corporate sales headcount increased 43% from June 30, 2020 to 452 at June 30, 2021
◦As of June 30, 2021, 266 of these Corporate sales agents had less than one year of tenure and 186 had greater than one year of tenure
•Total franchises increased 59% compared to the prior year period to 1,801; total operating franchises increased 47% from June 30, 2020 to 1,072 at June 30, 2021
◦In Texas as of June 30, 2021, 53 operating Franchisees had less than one year of tenure and 196 operating Franchisees had greater than one year of tenure.
◦Outside of Texas as of June 30, 2021, 353 operating Franchisees had less than one year of tenure and 470 had greater than one year of tenure.
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
For the three months ended June 30, 2021, revenue increased by 28% to $38.2 million from $29.9 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, revenue increased by 38% to $69.4 million from $50.3 million for the six months ended June 30, 2020. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 46% to $399 million for the three months ended June 30, 2021 from $274 million for the three months ended June 30, 2020 and 47% to $718 million for the six months ended June 30, 2021 from $488 million for the six months ended June 30, 2020. Total Written Premiums drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021		2020		2021		2020
Core Revenue:
Renewal Commissions(1)	$10,310	27%	$7,718	26%	$18,067	26%	$13,451	27%
Renewal Royalty Fees(2)	11,670	31%	7,903	26%	20,416	29%	13,289	26%
New Business Commissions(1)	5,944	15%	4,329	14%	10,560	15%	7,662	15%
New Business Royalty Fees(2)	3,680	10%	2,599	9%	6,837	10%	4,647	9%
Agency Fees(1)	3,105	8%	2,185	7%	5,529	8%	3,871	8%
Total Core Revenue	34,709	91%	24,734	83%	61,409	88%	42,920	85%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,458	4%	901	3%	2,890	4%	1,879	4%
Interest Income	279	1%	192	1%	540	1%	361	1%
Total Cost Recovery Revenue	1,737	5%	1,093	4%	3,430	5%	2,240	4%
Ancillary Revenue:
Contingent Commissions(1)	1,694	4%	4,016	13%	4,431	7%	5,075	10%
Other Income(2)	33	—%	81	—%	131	—%	114	—%
Total Ancillary Revenue	1,727	4%	4,097	14%	4,562	7%	5,189	10%
Total Revenues	$38,173	100%	$29,924	100%	$69,401	100%	$50,349	100%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and six months ended June 30, 2021 and 2020. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenues:
Commissions and agency fees	$21,053	55%	$18,248	61%	$38,587	55%	$30,059	60%
Franchise revenues	16,841	44%	11,484	38%	30,274	44%	19,929	40%
Interest income	279	1%	192	1%	540	1%	361	1%
Total revenues	38,173	100%	29,924	100%	69,401	100%	50,349	100%
Operating Expenses:
Employee compensation and benefits	22,475	65%	15,904	71%	43,784	66%	29,407	69%
General and administrative expenses	10,134	30%	5,364	24%	19,408	29%	11,236	27%
Bad debts	646	2%	319	1%	1,093	2%	628	1%
Depreciation and amortization	1,132	3%	712	3%	2,132	3%	1,252	3%
Total operating expenses	34,387	100%	22,299	100%	66,417	100%	42,523	100%
Income from operations	3,786		7,625		2,984		7,826
Other Income (Expense):
Other income	119		—		139		66
Interest expense	(546)		(479)		(1,147)		(1,083)
Income before taxes	3,359		7,146		1,976		6,809
Tax expense (benefit)	223		(240)		(71)		(281)
Net Income	3,136		7,386		2,047		7,090
Less: net income attributable to non-controlling interests	1,649		4,007		956		3,867
Net income attributable to Goosehead Insurance Inc.	$1,487		$3,379		$1,091		$3,223

Revenues
For the three months ended June 30, 2021, revenue increased by 28% to $38.2 million from $29.9 million for the three months ended June 30, 2020. For the six months ended June 30, 2021 revenue increased 38% to $69.4 million from $50.3 million for the six months ended June 30, 2020.

Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Core Revenue:
Renewal Commissions	10,310	49%	7,718	42%	18,067	47%	13,451	45%
New Business Commissions	5,944	28%	4,329	24%	10,560	28%	7,662	25%
Agency Fees	3,105	15%	2,185	12%	5,529	14%	3,871	13%
Total Core Revenue:	19,359	92%	14,232	78%	34,156	89%	24,984	83%
Ancillary Revenue:
Contingent Commissions	1,694	8%	4,016	22%	4,431	11%	5,075	17%
Commissions and agency fees	$21,053	100%	$18,248	100%	$38,587	100%	$30,059	100%

Renewal Commissions increased by $2.6 million or 34%, to $10.3 million for the three months ended June 30, 2021 from $7.7 million for the three months ended June 30, 2020. Renewal Commissions increased by $4.6 million or 34%, to $18.1 million for the six months ended June 30, 2021 from $13.5 million for the six months ended June 30, 2020. These increases were primarily attributable to an increase in the number of policies in the renewal term from June 30, 2020 to June 30, 2021 plus an increase in client retention to 89% as of June 30, 2021 from 88% as of June 30, 2020.
New Business Commissions increased by $1.6 million, or 37%, to $5.9 million for the three months ended June 30, 2021 from $4.3 million for the three months ended June 30, 2020. Revenue from Agency Fees increased by $920 thousand, or 42%, to $3.1 million for the three months ended June 30, 2021 from $2.2 million for the three months ended June 30, 2020. New Business Commission increased by $2.9 million or 38%, to $10.6 million for the six months ended June 30, 2021 from $7.7 million for the six months ended June 30, 2020. Revenue from Agency Fees increased by $1.7 million or 43%, to $5.5 million for the six months ended June 30, 2021 from $3.9 million for the six months ended June 30, 2020.These increases were primarily attributable to a 43% increase in total sales agent head count to 452 at June 30, 2021, from 317 at June 30, 2020.
Revenue from Contingent Commissions decreased by $2.3 million, to $1.7 million for the three months ended June 30, 2021 from $4.0 million for the three months ended June 30, 2020. Revenue from Contingent Commissions decreased by $0.6 million, to $4.4 million for the six months ended June 30, 2021 from $5.1 million for the six months ended June 30, 2020. This change in Revenue from Contingent Commissions was primarily attributable to increases in loss ratio related to specific contingent commission programs coming off a historically low loss ratio year in 2020.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.

The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Core Revenues:
Renewal Royalty Fees	11,670	69%	7,903	69%	20,416	67%	13,289	67%
New Business Royalty Fees	3,680	22%	2,599	23%	6,837	23%	4,647	23%
Total Core Revenues:	15,350	91%	10,502	91%	27,253	90%	17,936	90%
Cost Recovery Revenues:
Initial Franchise Fees	1,458	9%	901	8%	2,890	10%	1,879	9%
Ancillary Revenues:
Other Franchise Revenues	33	—%	81	1%	131	—%	114	1%
Franchise revenues	$16,841	100%	$11,484	100%	$30,274	100%	$19,929	100%

Revenue from Renewal Royalty Fees increased by $3.8 million, or 48%, to $11.7 million, for the three months ended June 30, 2021 from $7.9 million for the three months ended June 30, 2020. Revenue from Renewal Royalty Fees increased by $7.1 million, or 54%, to $20.4 million for the six months ended June 30, 2021 from $13.3 million for the six months ended June 30, 2020. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term and an increase in client retention to 89% as of June 30, 2021 from 88% as of June 30, 2020.
Revenue from New Business Royalty Fees increased by $1.1 million, or 42%, to $3.7 million for the three months ended June 30, 2021 from $2.6 million for the three months ended June 30, 2020. Revenue from New Business Royalty Fees increased by $2.2 million, or 47%, to $6.8 million for the six months ended June 30, 2021 from $4.6 million for the six months ended June 30, 2020. The increase in revenue from New Business Royalty Fees was primarily attributable to a 47% increase in the total number of operating franchises to 1,072 at June 30, 2021, from 730 at June 30, 2020.
Revenues from Initial Franchise Fees increased by $0.6 million or 62% to $1.5 million for the three months ended June 30, 2021 from $0.9 million during the three months ended June 30, 2020. Revenue from Initial Franchise Fees increased by $1.0 million, or 54%, to $2.9 million for the six months ended June 30, 2021 from $1.9 million for the six months ended June 30, 2020. The primary reason for this increase is an increase of 59% in total franchises to 1,801 at June 30, 2021, from 1,132 at June 30, 2020.
Interest income
Interest income increased by $87 thousand, or 45%, to $279 thousand for the three months ended June 30, 2021 from $192 thousand for the three months ended June 30, 2020. Interest income increased by $179 thousand, or 50%, to $540 thousand for the six months ended June 30, 2021 from $361 thousand for the six months ended June 30, 2020. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $6.6 million, or 41%, to $22.5 million for the three months ended June 30, 2021 from $15.9 million for the three months ended June 30, 2020. Employee compensation and benefits expenses increased by $14.4 million, or 49%, to $43.8 million for the six months ended June 30, 2021 from $29.4 million for the six months ended June 30, 2020. The increase is caused by a 40% increase in total headcount from 2020 to 2021.
General and administrative expenses
General and administrative expenses increased by $4.8 million, or 89%, to $10.1 million for the three months ended June 30, 2021 from $5.4 million for the three months ended June 30, 2020. General and administrative expenses increased by $8.2 million, or 73%, to $19.4 million for the six months ended June 30, 2021 from $11.2 million for the six months ended June 30, 2020. This increase was primarily attributable to higher costs associated with an increase in operating franchises, total employees, opening of three new corporate office locations, and investments made in technology.
Bad debts
Bad debts increased by $327 thousand for the three months ended June 30, 2021 to $646 thousand from $319 thousand for the three months ended June 30, 2020. Bad debts increased by $465 thousand, or 74%, to $1,093 thousand for the six months ended June 30, 2021 from $628 thousand for the six months ended June 30, 2020. The increase in bad debts is attributable to an increase in total franchises and an increase in revenue from Agency fees during the three and six months ended June 30, 2021 from the three and six months ended June 30, 2020.
Depreciation and amortization
Depreciation and amortization increased by $0.4 million, or 59%, to $1.1 million for the three months ended June 30, 2021 from $0.7 million for the three months ended June 30, 2020. Depreciation and amortization increased by $0.9 million, or 70%, to $2.1 million for the six months ended June 30, 2021 from $1.3 million for the six months ended June 30, 2020. This increase was primarily attributable to the increase in fixed assets since June 30, 2020, including the opening of three additional corporate sales offices, expansion of existing corporate offices and hardware for additional employees hired.
Interest expense
Interest expenses remained flat at $0.5 million for the three months ended June 30, 2021 and 2020. Interest expenses remained flat at $1.1 million for the six months ended June 30, 2021 and 2020.

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
The following tables show Total Written Premium placed by channel for the three and six months ended and 2021 and 2020 (in thousands).

	Three Months Ended June 30,		% Change
	2021	2020
Corporate Channel Total Written Premium	$112,457	$82,675	36%
Franchise Channel Total Written Premium	286,464	191,018	50%
Total Written Premium	$398,921	$273,693	46%

	Six Months Ended June 30,		% Change
	2021	2020
Corporate Channel Total Written Premium	$201,403	$148,800	35%
Franchise Channel Total Written Premium	516,412	339,030	52%
Total Written Premium	$717,815	$487,830	47%

Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of June 30, 2021, we had 872,000 in Policies in Force compared to 713,000 as of December 31, 2020 and 590,000 as of June 30, 2020, representing a 22% and 48% increase, respectively.

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
NPS has remained steady at 92 as of June 30, 2021 due to the service team’s continued focus on delivering highly differentiated service levels.
Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has increased to 89% at June 30, 2021 from 88% as of December 31, 2020, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended June 30, 2021, we retained 90% of the premiums we distributed in the trailing twelve months ended June 30, 2020, which increased modestly from the 89% premium retention at December 31, 2020. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended June 30, 2021, New Business Revenue grew 40% to $12.7 million, from $9.1 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, New Business Revenue grew 42% to $22.9 million, from $16.2 million for the six months ended June 30, 2020. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 43% and growth in operating franchises in the Franchise Channel of 47%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended June 30, 2021, Renewal Revenue grew 41% to $22.0 million, from $15.6 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, Renewal Revenue grew 44% to $38.5 million, from $26.7 million for the six months ended June 30, 2020. Growth in Renewal Revenue was driven by Client Retention of 89% at June 30, 2021. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
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
Core Revenue increased by $10.0 million, or 40%, to $34.7 million for the three months ended June 30, 2021 from $24.7 million for the three months ended June 30, 2020. Core Revenue increased by $18.5 million, or 43%, to $61.4 million for the six months ended June 30, 2021 from $42.9 million for the six months ended June 30, 2020. The primary drivers of the increase are increases in operating franchises, corporate agent sales headcount, the number of policies in the renewal term from June 30, 2020 to June 30, 2021, plus an increase in client retention to 89% as of June 30, 2021 from 88% as of June 30, 2020.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $0.6 million, or 59%, to $1.7 million for the three months ended June 30, 2021 from $1.1 million for the three months ended June 30, 2020. Cost Recovery Revenue increased by $1.2 million, or 53%, to $3.4 million for the six months ended June 30, 2021 from $2.2 million for the six months ended June 30, 2020. The primary driver of the increase is an increase in total franchises from June 30, 2020 to June 30, 2021.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue decreased by $2.4 million to $1.7 million for the three months ended June 30, 2021 from $4.1 million for the three months ended June 30, 2020. Ancillary Revenue decreased by $0.6 million to $4.6 million for the six months ended June 30, 2021 from $5.2 million for the six months ended June 30, 2020. The decrease in Ancillary Revenue is primarily due to increases in loss ratio related to specific contingent commission programs coming off historically low loss ratios in 2020.
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

Adjusted EBITDA decreased by $3.0 million, or 31%, to $6.8 million for the three months ended June 30, 2021 from $9.8 million for the three months ended June 30, 2020. Adjusted EBITDA decreased by $2.1 million, or 19%, to $8.9 million for the six months ended June 30, 2021 from $11.0 million for the six months ended June 30, 2020. The primary driver of the decrease is increases in General and Administrative expenses driven by increases in corporate agent headcount, operating franchises, investments in technology, as well as decreases in revenue from Contingent Commissions.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended June 30, 2021, Adjusted EBITDA Margin was 18% compared to 33% for the three months ended June 30, 2020. For the six months ended June 30, 2021, Adjusted EBITDA Margin was 13% compared to 22% for the six months ended June 30, 2020. The primary driver of the decrease is increases in

General and Administrative expenses driven by increases in corporate agent headcount, operating franchises, investments in technology, as well as decreases in revenue from Contingent Commissions.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Revenues	$38,173	$29,924	$69,401	$50,349

Core Revenue:
Renewal Commissions(1)	$10,310	$7,718	$18,067	$13,451
Renewal Royalty Fees(2)	11,670	7,903	20,416	13,289
New Business Commissions(1)	5,944	4,329	10,560	7,662
New Business Royalty Fees(2)	3,680	2,599	6,837	4,647
Agency Fees(1)	3,105	2,185	5,529	3,871
Total Core Revenue	34,709	24,734	61,409	42,920
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,458	901	2,890	1,879
Interest Income	279	192	540	361
Total Cost Recovery Revenue	1,737	1,093	3,430	2,240
Ancillary Revenue:
Contingent Commissions(1)	1,694	4,016	4,431	5,075
Other Income(2)	33	81	131	114
Total Ancillary Revenue	1,727	4,097	4,562	5,189
Total Revenues	$38,173	$29,924	$69,401	$50,349
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$3,136	$7,386	$2,047	$7,090
Interest expense	546	479	1,147	1,083
Depreciation and amortization	1,132	712	2,132	1,252
Tax (benefit) expense	223	(240)	(71)	(281)
Equity-based compensation	1,852	1,416	3,793	1,914
Other (income) expense	(119)	—	(139)	(66)
Adjusted EBITDA	$6,770	$9,753	$8,909	$10,992
Adjusted EBITDA Margin(1)	18%	33%	13%	22%

(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($6,770/$38,173), and ($9,753/$29,924) for the three months ended June 30, 2021 and 2020, respectively. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($8,909/$69,401), and ($10,992/$50,349) for the six months ended June 30, 2021 and 2020, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and six months ended June 30, 2021 (in thousands, except per share amounts). Note that totals may not sum due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per share - basic (GAAP)	$0.08	$0.21	$0.06	$0.20
Add: equity-based compensation(1)	0.05	0.04	0.10	0.05
Adjusted EPS (non-GAAP)	$0.13	$0.25	$0.16	$0.25
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [ $1.9 million / ( 18.8 million + 18.0 million )] for the three months ended June 30, 2021 and [ $1,416 thousand / ( 16.5 million + 20.0 million )] for the three months ended June 30, 2020.

Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of June 30, 2021, our cash and cash equivalents balance was $35.0 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreement
See "Note 7. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$19,992	$6,516	$13,476
Net cash used for investing activities	(9,286)	(4,093)	(5,193)
Net cash provided by (used for) financing activities	(416)	38,123	(38,539)
Net increase in cash and cash equivalents	10,290	40,546	(30,256)
Cash and cash equivalents, and restricted cash, beginning of period	26,236	15,260	10,976
Cash and cash equivalents, and restricted cash, end of period	$36,526	$55,806	$(19,280)
Operating activities
Net cash provided by operating activities was $20.0 million for the six months ended June 30, 2021 as compared to net cash provided by operating activities of $6.5 million for the six months ended June 30, 2020. This increase in net cash provided by operating activities was attributable to a decrease in commissions and agency fees receivables of $13.0 million.

Investing activities
Net cash used for investing activities was $9.3 million for the six months ended June 30, 2021, compared to net cash used in investing activities of $4.1 million for the six months ended June 30, 2020. This increase was driven by continued expansion of corporate offices to support increased hiring.
Financing activities
Net cash used for financing activities was $0.4 million for the six months ended June 30, 2021 as compared to net cash provided by financing activities of $38.1 million for the six months ended June 30, 2020. This decrease in net cash used for financing activities was attributable to the refinance of the Company's term loan and revolving credit facility in the six months ended June 30, 2020.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of June 30, 2021, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$63,337	$5,689	$14,925	$15,036	$27,687
Debt obligations payable(2)	82,000	5,000	77,000	—	—
Interest expense(3)	9,350	6,524	2,826	—	—
Liabilities under the tax receivable agreement(4)	82,200	1,958	8,669	9,263	62,310
Total	$236,887	$19,171	$103,420	$24,299	$89,997

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1,116 thousand and $744 thousand for the three months ended June 30, 2021 and 2020.
(2)The Company refinanced its credit facilities on March 6, 2020 in the form of a $80 million term loan, and $25 million revolving credit facility, of which $5.0 million was drawn as of June 30, 2021.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of June 30, 2021.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOOSEHEAD INSURANCE, INC.

Date:	July 28, 2021	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2021	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)