Form 10-Q
period 2021-09-30
Goosehead Insurance, Inc.
filed 2021-10-28
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 27, 2021, there were 19,798,351 shares of Class A common stock outstanding and 17,226,519 shares of Class B common stock outstanding.

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Commissions and agency fees	$22,420	$19,385	$61,007	$49,444
Franchise revenues	18,960	12,418	49,234	32,347
Interest income	301	212	841	573
Total revenues	41,681	32,015	111,082	82,364
Operating Expenses:
Employee compensation and benefits	26,078	17,901	69,862	47,308
General and administrative expenses	10,141	5,872	29,549	17,108
Bad debts	732	376	1,825	1,004
Depreciation and amortization	1,188	900	3,320	2,152
Total operating expenses	38,139	25,049	104,556	67,572
Income from operations	3,542	6,966	6,526	14,792
Other Income (Expense):
Other income	7	10	146	76
Interest expense	(756)	(582)	(1,903)	(1,665)
Income before taxes	2,793	6,394	4,769	13,203
Tax expense (benefit)	(2,575)	(331)	(2,646)	(612)
Net Income	5,368	6,725	7,415	13,815
Less: net income attributable to non-controlling interests	1,332	3,458	2,288	7,325
Net Income attributable to Goosehead Insurance, Inc.	$4,036	$3,267	$5,127	$6,490
Earnings per share:
Basic	$0.21	$0.19	$0.27	$0.39
Diluted	$0.19	$0.17	$0.25	$0.36
Weighted average shares of Class A common stock outstanding
Basic	19,559	17,376	18,903	16,466
Diluted	21,206	18,915	20,570	17,926

Dividends declared per share	$1.63	$1.15	$1.63	$1.15

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$25,512	$24,913
Restricted cash	1,179	1,323
Commissions and agency fees receivable, net	8,349	18,604
Receivable from franchisees, net	866	2,100
Prepaid expenses	6,487	3,705
Total current assets	42,393	50,645
Receivable from franchisees, net of current portion	25,734	18,179
Property and equipment, net of accumulated depreciation	21,794	16,650
Right-of-use asset	35,384	22,513
Intangible assets, net of accumulated amortization	2,256	549
Deferred income taxes, net	114,376	73,363
Other assets	5,203	3,938
Total assets	$247,140	$185,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$10,643	$8,101
Premiums payable	1,179	1,323
Lease liability	4,400	3,203
Contract liabilities	5,646	4,233
Note payable	3,750	3,500
Total current liabilities	25,618	20,360
Lease liability, net of current portion	47,200	32,933
Note payable, net of current portion	119,555	79,408
Contract liabilities, net of current portion	38,963	29,968
Liabilities under tax receivable agreement, net of current portion	91,488	61,572
Total liabilities	322,824	224,241
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 19,786 shares issued and outstanding as of September 30, 2021, 18,304 shares issued and outstanding as of December 31, 2020	196	183
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 17,239 issued and outstanding as of September 30, 2021, 18,447 shares issued and outstanding as of December 31, 2020	173	184
Additional paid in capital	41,820	29,371
Accumulated deficit	(61,049)	(34,614)
Total stockholders' equity	(18,860)	(4,876)
Non-controlling interests	(56,824)	(33,528)
Total equity	(75,684)	(38,404)
Total liabilities and equity	$247,140	$185,837

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2021	18,304	18,447	183	184	29,371	(34,614)	(4,876)	(33,528)	(38,404)
Net income	—	—	—	—	—	(396)	(396)	(693)	(1,089)
Exercise of stock options	9		—		226		226		226
Equity-based compensation	—	—	—	—	1,941	—	1,941	—	1,941
Activity under employee stock purchase plan	2	—	—	—	205	—	205	—	205
Redemption of LLC Units	133	(133)	1	(1)	(249)	—	(249)	249	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	798	—	798	18	816
Reallocation of Non-controlling interest						2	2	(2)	—
Balance March 31, 2021	18,448	18,314	184	183	32,292	(35,008)	(2,349)	(33,956)	(36,305)
Net income	—	—	—	—	—	1,487	1,487	1,649	3,136
Exercise of stock options	31	—	—	—	439	—	439	—	439
Equity-based compensation	—	—	—	—	1,851	—	1,851	—	1,851
Activity under employee stock purchase plan	2	—	—	—	214	—	214	—	214
Redemption of LLC Units	728	(728)	7	(7)	(1,280)	—	(1,280)	1,280	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	3,063	—	3,063	101	3,164
Reallocation of Non-controlling interest	—	—	—	—	—	(6)	(6)	6	—
Balance June 30, 2021	19,209	17,586	191	176	36,579	(33,527)	3,419	(30,920)	(27,501)
Dividends declared	—	—	—	—	—	(31,657)	(31,657)	(28,343)	(60,000)
Net income	—	—	—	—	—	4,036	4,036	1,332	5,368
Exercise of stock options	229	—	2	—	2,309	—	2,311	—	2,311
Equity-based compensation	—	—	—	—	1,851	—	1,851	—	1,851
Activity under employee stock purchase plan	1	—	—	—	194	—	194	—	194
Redemption of LLC Units	347	(347)	3	(3)	(1,144)	—	(1,144)	1,144	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	2,031	—	2,031	62	2,093
Reallocation of Non-controlling interest	—	—	—	—	—	99	99	(99)	—
Balance September 30, 2021	19,786	17,239	196	173	41,820	(61,049)	(18,860)	(56,824)	(75,684)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2020	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)
Distributions	—	—	—	—	—	—	—	(1,003)	(1,003)
Net income	—	—	—	—	—	(156)	(156)	(140)	(296)
Equity-based compensation	—	—	—	—	498	—	498	—	498
Activity under employee stock purchase plan	3	—	—	—	116	—	116	—	116
Redemption of LLC Units	791	(791)	8	(8)	(869)	—	(869)	869	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,704	—	1,704	—	1,704
Balance March 31, 2020	16,032	20,264	160	202	15,891	(23,967)	(7,714)	(22,274)	(29,988)
Distributions	—	—	—	—	—	—	—	(859)	(859)
Net income	—	—	—	—	—	3,379	3,379	4,007	7,386
Exercise of stock options	241	—	3	—	2,404	—	2,407	—	2,407
Equity-based compensation	—	—	—	—	1,416	—	1,416	—	1,416
Activity under employee stock purchase plan	2	—	—	—	138	—	138	—	138
Redemption of LLC Units	809	(809)	8	(8)	(762)	—	(762)	762	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	2,261	—	2,261	53	2,314
Reallocation of Non-controlling interest	—	—	—		—	63	63	(63)	—
Balance June 30, 2020	17,084	19,455	171	194	21,348	(20,525)	1,188	(18,374)	(17,186)
Distributions	—	—	—	—	—	—	—	(835)	(835)
Dividends declared	—	—	—	—	—	(19,895)	(19,895)	(22,105)	(42,000)
Net income	—	—	—	—	—	3,267	3,267	3,458	6,725
Exercise of stock options	116	—	1	—	1,160	—	1,161	—	1,161
Equity-based compensation	—	—	—	—	1,416	—	1,416	—	1,416
Activity under employee stock purchase plan	2	—	—	—	142	—	142	—	142
Redemption of LLC Units	297	(297)	3	(3)	(577)		(577)	577	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,112	—	1,112	33	1,145
Reallocation of Non-controlling interest	—	—	—	—	—	51	51	(51)	—
Balance September 30, 2020	17,499	19,158	175	191	24,601	(37,102)	(12,135)	(37,297)	(49,432)
See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$7,415	$13,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,508	2,499
Bad debt expense	1,825	1,004
Equity-based compensation	5,644	3,330
Impacts of Tax Receivable Agreement	31,884	28,815
Deferred income taxes	(34,942)	(28,077)
Noncash lease activity	2,594	—
Changes in operating assets and liabilities:
Receivable from franchisees	(6,861)	(4,029)
Commissions and agency fees receivable	8,947	(5,731)
Prepaid expenses	(2,782)	(1,916)
Other assets	(1,257)	(2,432)
Accounts payable and accrued expenses	1,113	(495)
Deferred rent	—	1,023
Contract liabilities	10,408	6,789
Premiums payable	(144)	455
Payments pursuant to the tax receivable agreement	(549)	(9)
Net cash provided by operating activities	26,803	15,041
Cash flows from investing activities:
Proceeds from notes receivable	24	26
Purchase of software	(1,989)	(318)
Purchase of property and equipment	(8,181)	(4,765)
Net cash used for investing activities	(10,146)	(5,057)
Cash flows from financing activities:
Debt issuance costs	(666)	(677)
Repayment of note payable	(3,744)	(27,321)
Proceeds from notes payable	44,619	64,821
Proceeds from the issuance of Class A common stock	3,589	3,965
Member distributions and dividends	(60,000)	(44,697)
Net cash provided by (used for) financing activities	(16,202)	(3,909)
Net increase in cash and restricted cash	455	6,075
Cash and cash equivalents, and restricted cash, beginning of period	26,236	15,260
Cash and cash equivalents, and restricted cash, end of period	$26,691	$21,335

Supplemental disclosures of cash flow data:
Cash paid during the year for interest	1,715	1,318
Cash paid for income taxes	272	270
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
The Company had 12 and 9 corporate-owned locations in operation at September 30, 2021 and 2020, respectively. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended September 30, 2021 and 2020, the Company onboarded 92 and 110 franchise locations, respectively, and had 1,139 and 823 operating franchise locations as of September 30, 2021 and 2020, respectively. No franchises were purchased by the Company during the three and nine months ended September 30, 2021 or 2020.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at September 30, 2021, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three and nine months ended September 30, 2021 and 2020. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
Impact of the Coronavirus (“COVID-19”) Pandemic
The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on various factors, including the availability, effectiveness and utilization of vaccines for COVID-19 and its variant strains, the duration, severity and spread of the outbreak, including as a result of new variants,and its impact on home sales and consumer spending. To date, the pandemic has not increased our costs of or access to capital under our term note and revolving credit facility, and we do not believe it is reasonably likely to do so in the future. In addition, we do not believe that the pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including under our term note and revolving credit facility. To date, the pandemic has not impacted the collectability of receivables or adversely affected our ability to generate new business, add new franchises, or retain existing franchises or policies. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance Carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1.2 million and $1.4 million as of September 30, 2021 and 2020, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$25,512	$19,957
Restricted cash	1,179	1,378
Cash and cash equivalents, and restricted cash	$26,691	$21,335

Recently Issued Accounting Pronouncements
Reference Rate Reform (ASU 2020-04): In March 2020, the Financial Accounting Standards Board issued ASU 2020-04. Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 became effective on March 12, 2020 and may be applied prospectively through December 31, 2022. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 did not have a material impact on our condensed consolidated financial statements. The standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. Our debt agreement contains a provision to move to the Secured Overnight Financing Rate ("SOFR") if or when LIBOR is phased out.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by Segment and source (in thousands):

Three Months Ended September 30, 2021:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$10,969	$10,969
New Business Commissions	—	6,013	6,013
Agency Fees	—	3,050	3,050
Contingent Commissions	1,734	654	2,388
Franchise revenues
Renewal Royalty Fees	13,206	—	13,206
New Business Royalty Fees	4,003	—	4,003
Initial Franchise Fees	1,680	—	1,680
Other Franchise Revenues	71	—	71
Interest Income	301	—	301
Total Revenues	$20,995	$20,686	$41,681

Timing of revenue recognition:
Transferred at a point in time	$—	$20,032	$20,032
Transferred over time	20,995	654	21,649
Total Revenues	$20,995	$20,686	$41,681

Three Months Ended September 30, 2020:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$7,931	$7,931
New Business Commissions	—	4,790	4,790
Agency Fees	—	2,491	2,491
Contingent Commissions	2,662	1,511	4,173
Franchise revenues
Renewal Royalty Fees	8,117	—	8,117
New Business Royalty Fees	3,090	—	3,090
Initial Franchise Fees	1,152	—	1,152
Other Franchise Revenues	59	—	59
Interest Income	212	—	212
Total Revenues	$15,292	$16,723	$32,015

Timing of revenue recognition:
Transferred at a point in time	$—	$15,212	$15,212
Transferred over time	15,292	1,511	16,803
Total Revenues	$15,292	$16,723	$32,015

Nine Months Ended September 30, 2021:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$29,036	$29,036
New Business Commissions	—	16,573	16,573
Agency Fees	—	8,579	8,579
Contingent Commissions	4,986	1,833	6,819
Franchise revenues			—
Renewal Royalty Fees	33,622	—	33,622
New Business Royalty Fees	10,840	—	10,840
Initial Franchise Fees	4,570	—	4,570
Other Franchise Revenues	202	—	202
Interest Income	841	—	841
Total Revenues	$55,061	$56,021	$111,082

Timing of revenue recognition:
Transferred at a point in time	$—	$54,188	$54,188
Transferred over time	55,061	1,833	56,894
Total Revenues	$55,061	$56,021	$111,082

Nine Months Ended September 30, 2020:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$21,382	$21,382
New Business Commissions	—	12,452	12,452
Agency Fees	—	6,362	6,362
Contingent Commissions	6,130	3,118	9,248
Franchise revenues
Renewal Royalty Fees	21,406	—	21,406
New Business Royalty Fees	7,737	—	7,737
Initial Franchise Fees	3,031	—	3,031
Other Franchise Revenues	173	—	173
Interest Income	573	—	573
Total Revenues	$39,050	$43,314	$82,364

Timing of revenue recognition:
Transferred at a point in time	$—	$40,196	$40,196
Transferred over time	39,050	3,118	42,168
Total Revenues	$39,050	$43,314	$82,364

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	September 30, 2021	December 31, 2020	Increase/(decrease)
Cost to obtain franchise contracts(1)	1,871	$1,412	$459
Commissions and agency fees receivable, net(2)	8,349	18,604	(10,255)
Receivable from franchisees(2)	26,600	20,279	6,321
Contract liability(2)(3)	44,609	34,201	10,408
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended September 30, 2021 was included in the contract liabilities balance as of December 31, 2020.

The weighted average remaining amortization period for contract liabilities related to open franchises is 8.4 years.

Significant changes in contract liabilities are as follows (in thousands):

Contract liability at December 31, 2020	$34,201
Revenue recognized during the period	(4,570)
New deferrals(1)	14,978
Contract liability at September 30, 2021	44,609
(1) Initial Franchise Fees where the consideration is received from the customer for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Franchise fees receivable(1)	$35,555	$25,757
Less: Unamortized discount(1)	(8,569)	(6,553)
Less: Allowance for uncollectible franchise fees(1)	(181)	(149)
Net franchise fees receivable(1)	$26,805	$19,055
(1) Includes both the current and long term portion of this balance

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2020	$149
Charges to bad debts	516
Write offs	(484)
Balance at September 30, 2021	$181

Balance at December 31, 2019	$52
Charges to bad debts	182
Write offs	(127)
Balance at September 30, 2020	$107

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible Agency Fees was as follows (in thousands):

Balance at December 31, 2020	$468
Charges to bad debts	1,309
Write offs	(1,270)
Balance at September 30, 2021	$507

Balance at December 31, 2019	$178
Charges to bad debts	822
Write offs	(541)
Balance at September 30, 2020	$459

6. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Furniture & fixtures	$6,307	$4,404
Computer equipment	3,173	2,453
Network equipment	514	352
Phone system	937	937
Leasehold improvements	21,760	16,534
Total	32,691	24,680
Less accumulated depreciation	(10,897)	(8,030)
Property and equipment, net	$21,794	$16,650

7. Debt
On July 21, 2021, the Company refinanced its $25.0 million revolving credit facility and $80.0 million term note payable to a $50.0 million revolving credit facility and $100.0 million term note payable to finance general corporate purposes and the special dividend. The Company also has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities by an additional $50.0 million.
The $50.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At September

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
30, 2021 the Company was accruing interest at LIBOR plus 250 basis points. At September 30, 2021, the Company had $25.0 million drawn against the revolving credit facility and had a letter of credit of $0.2 million applied against the maximum borrowing availability, payable on July 21, 2026. Thus, amounts available to draw totaled $24.8 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The term note is payable in quarterly installments of $0.6 million the first twelve months, $1.3 million the next twelve months, $1.9 million the next twelve months, and $2.5 million the last twenty-four months, with a balloon payment on July 21, 2026. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period. At September 30, 2021 the Company was accruing interest at LIBOR plus 250 basis points.
The interest rate for each leverage ratio tier is as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2021	$625
2022	4,375
2023	6,875
2024	9,375
2025	10,000
2026	68,125
Total	$99,375

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. As of September 30, 2021, the Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the credit agreement, was 4.5x. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of September 30, 2021, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at September 30, 2021 and December 31, 2020, approximates fair value using Level 2 inputs, described below.
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
Income tax expense (benefit)
Provision for/(benefit from) income taxes for the three and nine months ended September 30, 2021 was $(2,575) thousand and $(2,646) thousand compared to $(331) thousand and $(612) thousand for the three and nine months ended September 30, 2020. The effective tax rate was (92)% and (55)% for the three and nine months ended September 30, 2021 and (5)% and (5)% for the three and nine months ended September 30, 2020. The decrease in the effective tax rate for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to a increase in exercises of employee stock options, resulting in excess tax-deductible expenses.
Deferred taxes
Deferred tax assets at September 30, 2021 were $114.4 million compared to $73.4 million at December 31, 2020. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the nine months ended September 30, 2021.
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
During the three and nine months ended September 30, 2021, an aggregate of 348,120 and 1,209,420 LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 348,120 and 1,209,420 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of September 30, 2021, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $93.5 million, of which $2.0 million was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of September 30, 2021.
9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 19,786 thousand shares of its Class A common stock outstanding at September 30, 2021. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 17,239 thousand shares of its Class B common stock outstanding at September 30, 2021. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and nine months ended September 30, 2021 and 2020, divided by the basic weighted average number of Class A common stock as of September 30, 2021 and September 30, 2020 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities (in thousands, except per share amounts). The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Income before taxes	$2,793	$6,394	$4,769	$13,203
Less: income before taxes attributable to non-controlling interests	1,332	3,458	2,288	7,325
Income before taxes attributable to GSHD	1,461	2,936	2,481	5,878
Less: income tax expense (benefit) attributable to GSHD	(2,575)	(331)	(2,646)	(612)
Net income attributable to GSHD	$4,036	$3,267	$5,127	$6,490
Denominator:
Weighted average shares of Class A common stock outstanding - basic	19,559	17,376	18,903	16,466
Effect of dilutive securities:
Stock options(1)	1,647	1,539	1,667	1,460
Weighted average shares of Class A common stock outstanding - diluted	21,206	18,915	20,570	17,926

Earnings per share of Class A common stock - basic	$0.21	$0.19	$0.27	$0.39
Earnings per share of Class A common stock - diluted	$0.19	$0.17	$0.25	$0.36
(1) 41 thousand and 66 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and nine months ended September 30, 2021, respectively, because the effect would have been anti-dilutive.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

10. Non-controlling interest
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and nine months ended September 30, 2021, GF made no distributions to LLC Unit holders. For the three and nine months ended September 30, 2020, GF made distributions of $1.6 million and $4.8 million, of which $0.8 million and $2.7 million were made to Pre-IPO LLC Members. The remaining $0.7 million and $2.2 million were made to GSHD and were eliminated in consolidation.
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
During the three and nine months ended September 30, 2021, an aggregate of 348 thousand and 1,209 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 348 thousand and 1,209 thousand shares of Class A common stock in connection with these redemptions and received 348 thousand and 1,209 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 348 thousand and 1,209 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of September 30, 2021 (in thousands):

	September 30, 2021
	LLC Units	Ownership %
Number of LLC Units held by GSHD	19,786	53.4%
Number of LLC Units held by non-controlling interest holders	17,239	46.6%
Number of LLC Units outstanding	37,025	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2021 was 47.0% and 48.6%, respectively.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Goosehead Insurance Inc.	$4,036	$3,267	$5,127	$6,490
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(1,144)	(577)	(2,673)	(2,208)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	194	142	613	396
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$3,086	$2,832	$3,067	$4,678

11. Equity-Based Compensation
Stock option expense was $1.9 million and $5.6 million for the three and nine months ended September 30, 2021. Stock option expense was $1.4 million and $3.3 million for the three and nine months ended September 30, 2020.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

12. Dividends

On July 28, 2021, GF approved an extraordinary dividend in the aggregate amount of $60.0 million payable to holders of LLC Units, including GSHD. The board of directors of the Company subsequently declared an extraordinary dividend of $1.63 (rounded) to all holders of Class A common stock of GSHD with a record date of August 9, 2021, which was paid on August 23, 2021. A summary of the total amounts declared and paid by GF is as follows (in thousands):

	LLC Units held as of August 9, 2021	Dividend paid
Class A common stockholders	19,429	$31,657
Class B common stockholders via LLC Units held	17,401	28,343
Total	36,830	60,000

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
13. Segment Information
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended September 30, 2021
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$10,969	$—	$10,969
Agency Fees	—	3,050	—	3,050
New Business Commissions	—	6,013	—	6,013
Contingent Commissions	1,734	654	—	2,388
Total Commissions and Agency Fees	1,734	20,686	—	22,420
Franchise revenue
Renewal Royalty Fees	13,206	—	—	13,206
New Business Royalty Fees	4,003	—	—	4,003
Initial Franchise Fees	1,680	—	—	1,680
Other Income	71	—	—	71
Total Franchise Revenues	18,960	—	—	18,960
Interest income
Interest Income	301	—	—	301
Total Interest Income	301	—	—	301
Total Revenues	20,995	20,686	—	41,681
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	9,051	15,176	—	24,227
General and administrative expenses	3,908	5,035	1,198	10,141
Bad debts	220	512	—	732
Total Operating Expenses	13,179	20,723	1,198	35,100
Adjusted EBITDA	7,816	(37)	(1,198)	6,581
Other income (expense)	7	—	—	7
Equity based compensation	—	—	(1,851)	(1,851)
Interest expense	—	—	(756)	(756)
Depreciation and amortization	(759)	(429)	—	(1,188)
Taxes	—	—	2,575	2,575
Net income (loss)	$7,064	$(466)	$(1,230)	$5,368
September 30, 2021
Total Assets	$45,700	$43,257	$158,183	$247,140

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Three months ended September 30, 2020
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$7,931	$—	$7,931
Agency Fees	—	2,491	—	2,491
New Business Commissions	—	4,790	—	4,790
Contingent Commissions	2,662	1,511	—	4,173
Total Commissions and Agency Fees	2,662	16,723	—	19,385
Franchise revenue
Renewal Royalty Fees	8,117	—	—	8,117
New Business Royalty Fees	3,090	—	—	3,090
Initial Franchise Fees	1,152	—	—	1,152
Other Income	59	—	—	59
Total Franchise Revenues	12,418	—	—	12,418
Interest income
Interest Income	212	—	—	212
Total Interest Income	212	—	—	212
Total Revenues	15,292	16,723	—	32,015
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	6,552	9,933	—	16,485
General and administrative expenses	2,329	2,781	762	5,872
Bad debts	45	331	—	376
Total Operating Expenses	8,926	13,045	762	22,733
Adjusted EBITDA	6,366	3,678	(762)	9,282
Other income (expense)	10	—	—	10
Equity based compensation	—	—	(1,416)	(1,416)
Interest expense	—	—	(582)	(582)
Depreciation and amortization	(473)	(427)	—	(900)
Taxes	—	—	331	331
Net income (loss)	$5,903	$3,251	$(2,429)	$6,725
September 30, 2020
Total Assets	$40,578	$24,977	$54,399	$119,954

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Nine months ended September 30, 2021
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$29,036	$—	$29,036
Agency Fees	—	8,579	—	8,579
New Business Commissions	—	16,573	—	16,573
Contingent Commissions	4,986	1,833	—	6,819
Total Commissions and Agency Fees	4,986	56,021	—	61,007
Franchise revenue
Renewal Royalty Fees	33,622	—	—	33,622
New Business Royalty Fees	10,840	—	—	10,840
Initial Franchise Fees	4,570	—	—	4,570
Other Income	202	—	—	202
Total Franchise Revenue	49,234	—	—	49,234
Interest income
Interest Income	841	—	—	841
Total Interest Income	841	—	—	841
Total	55,061	56,021	—	111,082
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	24,640	39,578	—	64,218
General and administrative expenses	13,048	13,943	2,558	29,549
Bad debts	516	1,309	—	1,825
Total	38,204	54,830	2,558	95,592
Adjusted EBITDA	16,857	1,191	(2,558)	15,490
Other income (expense)	38	108	—	146
Equity based compensation	—	—	(5,644)	(5,644)
Interest expense	—	—	(1,903)	(1,903)
Depreciation and amortization	(2,134)	(1,186)	—	(3,320)
Taxes	—	—	2,646	2,646
Net income (loss)	$14,761	$113	$(7,459)	$7,415
At September 30, 2021:
Total Assets	$45,700	$43,257	$158,183	$247,140

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Franchise Channel	Corporate Channel	Other	Total
Nine months ended September 30, 2020
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$21,382	$—	$21,382
Agency Fees	—	6,362	—	6,362
New Business Commissions	—	12,452	—	12,452
Contingent Commissions	6,130	3,118	—	9,248
Total Commissions and Agency Fees	6,130	43,314	—	49,444
Franchise revenue
Renewal Royalty Fees	21,406	—	—	21,406
New Business Royalty Fees	7,737	—	—	7,737
Initial Franchise Fees	3,031	—	—	3,031
Other Income	173	—	—	173
Total Franchise Revenues	32,347	—	—	32,347
Interest income
Interest Income	573	—	—	573
Total Interest Income	573	—	—	573
Total Revenues	39,050	43,314	—	82,364
Operating expenses:
Employee compensation and benefits, excluding equity based compensation	18,413	25,565	—	43,978
General and administrative expenses	6,488	8,111	2,509	17,108
Bad debts	182	822	—	1,004
Total Operating Expenses	25,083	34,498	2,509	62,090
Adjusted EBITDA	13,967	8,816	(2,509)	20,274
Other income (expense)	76	—	—	76
Equity based compensation	—	—	(3,330)	(3,330)
Interest expense	—	—	(1,665)	(1,665)
Depreciation and amortization	(1,182)	(970)	—	(2,152)
Taxes	—	—	612	612
Net income (loss)	$12,861	$7,846	$(6,892)	$13,815
At September 30, 2020:
Total Assets	$40,578	$24,977	$54,399	$119,954

14. Litigation
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
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 48% of the company, representing our commitment to the long-term success of the Company.
Financial Highlights for the Third Quarter of 2021:
•Total revenue increased 30% from the third quarter of 2020 to $41.7 million
•Core Revenue* increased by 41% from third quarter of 2020 to $37.2 million
•Total Written Premiums placed increased 44% from the prior-year period to $435 million
•Net income decreased by $1.4 million from the third quarter of 2020 to $5.4 million, or 13% of total revenues
•Adjusted EBITDA* decreased 29% from the third quarter of 2020 to $6.6 million, or 16% of total revenues.
•Basic and diluted earnings per share were $0.21 and $0.19, respectively, and Adjusted EPS*, a non-GAAP measure, was $0.26 for the three months ended September 30, 2021
•Policies in Force increased 44% from September 30, 2020 to 948,000 at September 30, 2021
•Corporate sales headcount increased 35% from September 30, 2020 to 502 at September 30, 2021
◦As of September 30, 2021, 301 of these Corporate sales agents had less than one year of tenure and 201 had greater than one year of tenure
•Total franchises increased 55% compared to the prior year period to 1,958; total operating franchises increased 38% from September 30, 2020 to 1,139 at September 30, 2021
◦In Texas as of September 30, 2021, 56 operating Franchisees had less than one year of tenure and 206 operating Franchisees had greater than one year of tenure.
◦Outside of Texas as of September 30, 2021, 335 operating Franchisees had less than one year of tenure and 542 had greater than one year of tenure.
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Novel coronavirus ("COVID-19")
The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on various factors, including the availability, effectiveness and utilization of vaccines for COVID-19 and its variant strains, the duration, severity and spread of the outbreak, including as a result of new variants, and its impact on home sales and consumer spending.

Given the uncertainty regarding the spread and severity of COVID-19 and the adverse effects on the national and global economy, the related financial impact on our business cannot be accurately predicted at this time. We will continue to monitor the rapidly evolving situation and guidance from the authorities, including federal, state and local public health officials and as a result may take additional actions. While we intend to continue to execute on our strategic plans and operational initiatives during the outbreak, in these circumstances, there may be developments outside our control requiring us to adjust our operating plan. See “Item 1A. Risk factors—Risks relating to our business—The ongoing global outbreak of the COVID-19 has negatively impacted the global economy in a significant manner and may continue to do so for an extended period of time, and could also materially adversely affect our business and operating results” in the Annual Report on Form 10-K for more information.
Certain income statement line items
Revenues
For the three months ended September 30, 2021, revenue increased by 30% to $41.7 million from $32.0 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, revenue increased by 35% to $111.1 million from $82.4 million for the nine months ended September 30, 2020. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 44% for the three months ended September 30, 2021. Total Written Premium increased to $435 million for the three months ended September 30, 2021 from $301 million for the three months ended September 30, 2020 and grew 46% to $1,153 million for the nine months ended September 30, 2021 from $789 million for the nine months ended September 30, 2020. Total Written Premiums drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021		2020		2021		2020
Core Revenue:
Renewal Commissions(1)	$10,969	26%	$7,931	25%	$29,036	26%	$21,382	26%
Renewal Royalty Fees(2)	13,206	32%	8,117	25%	33,622	30%	21,406	26%
New Business Commissions(1)	6,013	14%	4,790	15%	16,573	15%	12,452	15%
New Business Royalty Fees(2)	4,003	10%	3,090	10%	10,840	10%	7,737	9%
Agency Fees(1)	3,050	7%	2,491	8%	8,579	8%	6,362	8%
Total Core Revenue	37,241	89%	26,419	83%	98,650	89%	69,339	84%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,680	4%	1,152	4%	4,570	4%	3,031	4%
Interest Income	301	1%	212	1%	841	1%	573	1%
Total Cost Recovery Revenue	1,981	5%	1,364	4%	5,411	5%	3,604	4%
Ancillary Revenue:
Contingent Commissions(1)	2,388	6%	4,173	13%	6,819	6%	9,248	11%
Other Income(2)	71	—%	59	—%	202	—%	173	—%
Total Ancillary Revenue	2,459	6%	4,232	13%	7,021	6%	9,421	11%
Total Revenues	$41,681	100%	$32,015	100%	$111,082	100%	$82,364	100%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and nine months ended September 30, 2021 and 2020. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenues:
Commissions and agency fees	$22,420	54%	$19,385	61%	$61,007	55%	$49,444	60%
Franchise revenues	18,960	45%	12,418	39%	49,234	44%	32,347	39%
Interest income	301	1%	212	1%	841	1%	573	1%
Total revenues	41,681	100%	32,015	100%	111,082	100%	82,364	100%
Operating Expenses:
Employee compensation and benefits	26,078	68%	17,901	71%	69,862	67%	47,308	70%
General and administrative expenses	10,141	27%	5,872	23%	29,549	28%	17,108	26%
Bad debts	732	2%	376	2%	1,825	2%	1,004	1%
Depreciation and amortization	1,188	3%	900	4%	3,320	3%	2,152	3%
Total operating expenses	38,139	100%	25,049	100%	104,556	100%	67,572	100%
Income from operations	3,542		6,966		6,526		14,792
Other Income (Expense):
Other income	7		10		146		76
Interest expense	(756)		(582)		(1,903)		(1,665)
Income before taxes	2,793		6,394		4,769		13,203
Tax expense (benefit)	(2,575)		(331)		(2,646)		(612)
Net Income	5,368		6,725		7,415		13,815
Less: net income attributable to non-controlling interests	1,332		3,458		2,288		7,325
Net income attributable to Goosehead Insurance Inc.	$4,036		$3,267		$5,127		$6,490

Revenues
For the three months ended September 30, 2021, revenue increased by 30% to $41.7 million from $32.0 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021 revenue increased 35% to $111.1 million from $82.4 million for the nine months ended September 30, 2020.

Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Core Revenue:
Renewal Commissions	10,969	48%	7,931	41%	29,036	48%	21,382	43%
New Business Commissions	6,013	27%	4,790	25%	16,573	27%	12,452	25%
Agency Fees	3,050	14%	2,491	13%	8,579	14%	6,362	13%
Total Core Revenue:	20,032	89%	15,212	78%	54,188	89%	40,196	81%
Ancillary Revenue:
Contingent Commissions	2,388	11%	4,173	22%	6,819	11%	9,248	19%
Commissions and agency fees	$22,420	100%	$19,385	100%	$61,007	100%	$49,444	100%

Renewal Commissions increased by $3.0 million or 38%, to $11.0 million for the three months ended September 30, 2021 from $7.9 million for the three months ended September 30, 2020. Renewal Commissions increased by $7.7 million or 36%, to $29.0 million for the nine months ended September 30, 2021 from $21.4 million for the nine months ended September 30, 2020. These increases were primarily attributable to an increase in the number of policies in the renewal term from September 30, 2020 to September 30, 2021 plus an increase in client retention to 89% as of September 30, 2021 from 88% as of September 30, 2020.
New Business Commissions increased by $1.2 million, or 26%, to $6.0 million for the three months ended September 30, 2021 from $4.8 million for the three months ended September 30, 2020. Revenue from Agency Fees increased by $559 thousand, or 22%, to $3.1 million for the three months ended September 30, 2021 from $2.5 million for the three months ended September 30, 2020. New Business Commission increased by $4.1 million or 33%, to $16.6 million for the nine months ended September 30, 2021 from $12.5 million for the nine months ended September 30, 2020. Revenue from Agency Fees increased by $2.2 million or 35%, to $8.6 million for the nine months ended September 30, 2021 from $6.4 million for the nine months ended September 30, 2020. These increases were primarily attributable to a 35% increase in total sales agent head count to 502 at September 30, 2021, from 371 at September 30, 2020.
Revenue from Contingent Commissions decreased by $1.8 million, to $2.4 million for the three months ended September 30, 2021 from $4.2 million for the three months ended September 30, 2020. Revenue from Contingent Commissions decreased by $2.4 million, to $6.8 million for the nine months ended September 30, 2021 from $9.2 million for the nine months ended September 30, 2020. This change in Revenue from Contingent Commissions was primarily attributable to increases in loss ratio related to specific contingent commission programs coming off a historically low loss ratio year in 2020.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.

The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Core Revenues:
Renewal Royalty Fees	13,206	70%	8,117	65%	33,622	68%	21,406	66%
New Business Royalty Fees	4,003	21%	3,090	25%	10,840	22%	7,737	24%
Total Core Revenues:	17,209	91%	11,207	90%	44,462	90%	29,143	90%
Cost Recovery Revenues:
Initial Franchise Fees	1,680	9%	1,152	9%	4,570	9%	3,031	9%
Ancillary Revenues:
Other Franchise Revenues	71	—%	59	—%	202	1%	173	1%
Franchise revenues	$18,960	100%	$12,418	100%	$49,234	100%	$32,347	100%

Revenue from Renewal Royalty Fees increased by $5.1 million, or 63%, to $13.2 million, for the three months ended September 30, 2021 from $8.1 million for the three months ended September 30, 2020. Revenue from Renewal Royalty Fees increased by $12.2 million, or 57%, to $33.6 million for the nine months ended September 30, 2021 from $21.4 million for the nine months ended September 30, 2020. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term and an increase in client retention to 89% as of September 30, 2021 from 88% as of September 30, 2020.
Revenue from New Business Royalty Fees increased by $0.9 million, or 30%, to $4.0 million for the three months ended September 30, 2021 from $3.1 million for the three months ended September 30, 2020. Revenue from New Business Royalty Fees increased by $3.1 million, or 40%, to $10.8 million for the nine months ended September 30, 2021 from $7.7 million for the nine months ended September 30, 2020. The increase in revenue from New Business Royalty Fees was primarily attributable to a 38% increase in the total number of operating franchises to 1,139 at September 30, 2021, from 823 at September 30, 2020.
Revenues from Initial Franchise Fees increased by $0.5 million or 46% to $1.7 million for the three months ended September 30, 2021 from $1.2 million during the three months ended September 30, 2020. Revenue from Initial Franchise Fees increased by $1.5 million, or 51%, to $4.6 million for the nine months ended September 30, 2021 from $3.0 million for the nine months ended September 30, 2020. The primary reason for this increase is an increase of 55% in total franchises to 1,958 at September 30, 2021, from 1,261 at September 30, 2020.
Interest income
Interest income increased by $89 thousand, or 42%, to $301 thousand for the three months ended September 30, 2021 from $212 thousand for the three months ended September 30, 2020. Interest income increased by $268 thousand, or 47%, to $841 thousand for the nine months ended September 30, 2021 from $573 thousand for the nine months ended September 30, 2020. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $8.2 million, or 46%, to $26.1 million for the three months ended September 30, 2021 from $17.9 million for the three months ended September 30, 2020. Employee compensation and benefits expenses increased by $22.6 million, or 48%, to $69.9 million for the nine months ended September 30, 2021 from $47.3 million for the nine months ended September 30, 2020. The increase is caused by a 41% increase in total headcount from 2020 to 2021.
General and administrative expenses
General and administrative expenses increased by $4.3 million, or 73%, to $10.1 million for the three months ended September 30, 2021 from $5.9 million for the three months ended September 30, 2020. General and administrative expenses increased by $12.4 million, or 73%, to $29.5 million for the nine months ended September 30, 2021 from

$17.1 million for the nine months ended September 30, 2020. This increase was primarily attributable to higher costs associated with an increase in operating franchises, total employees, opening of three new corporate office locations, and investments made in technology. Additionally, during 2020, general and administrative expenses were significantly lower than what we had expended historically or expect to expend in the future due to COVID-related limitations on travel, meals, entertainment, and other related expenses.
Bad debts
Bad debts increased by $356 thousand for the three months ended September 30, 2021 to $732 thousand from $376 thousand for the three months ended September 30, 2020. Bad debts increased by $821 thousand, or 82%, to $1.8 million for the nine months ended September 30, 2021 from $1.0 million for the nine months ended September 30, 2020. The increase in bad debts is attributable to an increase in total franchises and an increase in revenue from Agency fees during the three and nine months ended September 30, 2021 from the three and nine months ended September 30, 2020.
Depreciation and amortization
Depreciation and amortization increased by $0.3 million, or 32%, to $1.2 million for the three months ended September 30, 2021 from $0.9 million for the three months ended September 30, 2020. Depreciation and amortization increased by $1.2 million, or 54%, to $3.3 million for the nine months ended September 30, 2021 from $2.2 million for the nine months ended September 30, 2020. This increase was primarily attributable to the increase in fixed assets since September 30, 2020, including the opening of three additional corporate sales offices, expansion of existing corporate offices and hardware for additional employees hired.
Interest expense
Interest expenses increased by $0.2 million for the three months ended September 30, 2021, to $0.8 million from $0.6 million for the three months ended September 30, 2020. Interest expenses increased by $0.2 million for the nine months ended September 30, 2021, to $1.9 million from $1.7 million for the nine months ended September 30, 2020. The primary driver of the increase in interest expense is the increase in total borrowing outstanding.

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
The following tables show Total Written Premium placed by channel for the three and nine months ended and 2021 and 2020 (in thousands).

	Three Months Ended September 30,		% Change
	2021	2020
Corporate Channel Total Written Premium	$116,605	$88,517	32%
Franchise Channel Total Written Premium	318,147	212,520	50%
Total Written Premium	$434,752	$301,037	44%

	Nine Months Ended September 30,		% Change
	2021	2020
Corporate Channel Total Written Premium	$318,008	$237,317	34%
Franchise Channel Total Written Premium	834,559	551,550	51%
Total Written Premium	$1,152,567	$788,867	46%

Policies in Force

Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of September 30, 2021, we had 948,000 in Policies in Force compared to 713,000 as of December 31, 2020 and 657,000 as of September 30, 2020, representing a 33% and 44% increase, respectively.
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
NPS has remained steady at 92 as of September 30, 2021 due to the service team’s continued focus on delivering highly differentiated service levels.
Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention has increased to 89% at September 30, 2021 from 88% as of December 31, 2020, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended September 30, 2021, we retained 92% of the premiums we distributed in the trailing twelve months ended September 30, 2020, which increased modestly from the 89% premium retention at December 31, 2020. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended September 30, 2021, New Business Revenue grew 26% to $13.1 million, from $10.4 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, New Business Revenue grew 36% to $36.0 million, from $26.6 million for the nine months ended September 30, 2020. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 35% and growth in operating franchises in the Franchise Channel of 38%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended September 30, 2021, Renewal Revenue grew 51% to $24.2 million, from $16.0 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Renewal Revenue grew 46% to $62.7 million, from $42.8 million for the nine months ended September 30, 2020. Growth in Renewal Revenue was driven by Client Retention of 89% at September 30, 2021. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
Non-GAAP Measures
Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS are not measures of financial performance under GAAP and should not be considered substitutes for total revenue (with respect to Core Revenue, Cost Recovery Revenue and Ancillary Revenue), net income (with respect to Adjusted EBITDA and Adjusted EBITDA Margin) or earnings per share (with respect to Adjusted EPS), which we consider to be the most directly comparable GAAP measures. We refer to these measures as "non-GAAP financial measures." We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax position, depreciation, amortization and certain other items that we believe are not representative of our core business. Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS have limitations as analytical tools, and when assessing our operating performance, you should not consider Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, or Adjusted EPS in isolation or as substitutes for total revenue, net income, earnings per share, as applicable, or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS differently than we do, limiting their usefulness as comparative measures.
Core Revenue
Core Revenue is a supplemental measure of our performance and includes Renewal Commissions, Renewal Royalty Fees, New Business Commissions, New Business Royalty Fees, and Agency Fees. We believe that Core Revenue is an appropriate measure of operating performance because it summarizes all of our revenues from sales of individual insurance policies.
Core Revenue increased by $10.8 million, or 41%, to $37.2 million for the three months ended September 30, 2021 from $26.4 million for the three months ended September 30, 2020. Core Revenue increased by $29.3 million, or 42%, to $98.7 million for the nine months ended September 30, 2021 from $69.3 million for the nine months ended September 30, 2020. The primary drivers of the increase are increases in operating franchises, corporate agent sales headcount, the number of policies in the renewal term from September 30, 2020 to September 30, 2021, plus an increase in client retention to 89% as of September 30, 2021 from 88% as of September 30, 2020.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $0.6 million, or 45%, to $2.0 million for the three months ended September 30, 2021 from $1.4 million for the three months ended September 30, 2020. Cost Recovery Revenue increased by $1.8 million, or 50%, to $5.4 million for the nine months ended September 30, 2021 from $3.6 million for the nine months ended September 30, 2020. The primary driver of the increase is an increase in total franchises from September 30, 2020 to September 30, 2021.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue decreased by $1.8 million to $2.5 million for the three months ended September 30, 2021 from $4.2 million for the three months ended September 30, 2020. Ancillary Revenue decreased by $2.4 million to $7.0 million for the nine months ended September 30, 2021 from $9.4 million for the nine months ended September 30, 2020. The decrease in Ancillary Revenue is primarily due to increases in loss ratio related to specific contingent commission programs coming off historically low loss ratios in 2020.
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

Adjusted EBITDA decreased by $2.7 million, or 29%, to $6.6 million for the three months ended September 30, 2021 from $9.3 million for the three months ended September 30, 2020. Adjusted EBITDA decreased by $4.8 million, or 24%, to $15.5 million for the nine months ended September 30, 2021 from $20.3 million for the nine months ended September 30, 2020. The primary drivers of the decreases in Adjusted EBITDA are decreases in revenue from Contingent Commissions and increases in General and Administrative expenses driven by increases in corporate agent headcount, operating franchises, and investments in technology.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended September 30, 2021, Adjusted EBITDA Margin was 16% compared to 29% for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Adjusted EBITDA Margin was 14% compared to 25% for the nine months ended September 30, 2020. The primary drivers of the decreases in Adjusted EBITDA Margin are decreases in revenue from Contingent Commissions and increases in General and Administrative expenses driven by increases in corporate agent headcount, operating franchises, and investments in technology.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Revenues	$41,681	$32,015	$111,082	$82,364

Core Revenue:
Renewal Commissions(1)	$10,969	$7,931	$29,036	$21,382
Renewal Royalty Fees(2)	13,206	8,117	33,622	21,406
New Business Commissions(1)	6,013	4,790	16,573	12,452
New Business Royalty Fees(2)	4,003	3,090	10,840	7,737
Agency Fees(1)	3,050	2,491	8,579	6,362
Total Core Revenue	37,241	26,419	98,650	69,339
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,680	1,152	4,570	3,031
Interest Income	301	212	841	573
Total Cost Recovery Revenue	1,981	1,364	5,411	3,604
Ancillary Revenue:
Contingent Commissions(1)	2,388	4,173	6,819	9,248
Other Income(2)	71	59	202	173
Total Ancillary Revenue	2,459	4,232	7,021	9,421
Total Revenues	$41,681	$32,015	$111,082	$82,364
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$5,368	$6,725	$7,415	$13,815
Interest expense	756	582	1,903	1,665
Depreciation and amortization	1,188	900	3,320	2,152
Tax (benefit) expense	(2,575)	(331)	(2,646)	(612)
Equity-based compensation	1,851	1,416	5,644	3,330
Other (income) expense	(7)	(10)	(146)	(76)
Adjusted EBITDA	$6,581	$9,282	$15,490	$20,274
Adjusted EBITDA Margin(1)	16%	29%	14%	25%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($6,581/$41,681), and ($9,282/$32,015) for the three months ended September 30, 2021 and 2020, respectively. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($15,490/$111,082), and ($20,274/$82,364) for the nine months ended September 30, 2021 and 2020, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and nine months ended September 30, 2021 (in thousands, except per share amounts). Note that totals may not sum due to rounding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per share - basic (GAAP)	$0.21	$0.19	$0.27	$0.39
Add: equity-based compensation(1)	0.05	0.04	0.15	0.09
Adjusted EPS (non-GAAP)	$0.26	$0.23	$0.42	$0.48
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [ $1.9 million / ( 19.6 million + 17.3 million )] and [$5.6 million/($18.9 million + $17.9 million)] for the three and nine months ended September 30, 2021 and [ $1.4 million / ( 16.5 million + 20.0 million )] and [$3.3 million/ ($16.0 million + $20.4 million)] for the three and nine months ended September 30, 2020.

Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of September 30, 2021, our cash and cash equivalents balance was $25.5 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends and distributions to our owners.
Credit agreement
See "Note 7. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$26,803	$15,041	$11,762
Net cash used for investing activities	(10,146)	(5,057)	(5,089)
Net cash used for financing activities	(16,202)	(3,909)	(12,293)
Net increase in cash and cash equivalents	455	6,075	(5,620)
Cash and cash equivalents, and restricted cash, beginning of period	26,236	15,260	10,976
Cash and cash equivalents, and restricted cash, end of period	$26,691	$21,335	$5,356
Operating activities
Net cash provided by operating activities was $26.8 million for the nine months ended September 30, 2021 as compared to net cash provided by operating activities of $15.0 million for the nine months ended September 30, 2020. This increase in net cash provided by operating activities was attributable to a decrease in commissions and agency fees receivables of $14.7 million as a result of the receipts of contingent commissions during the period, offset by an increase if $2.8 million in receivables from franchisees.
Investing activities
Net cash used for investing activities was $10.1 million for the nine months ended September 30, 2021, compared to net cash used in investing activities of $5.1 million for the nine months ended September 30, 2020. This increase was driven by continued expansion of corporate offices to support increased hiring.
Financing activities
Net cash used for financing activities was $16.2 million for the nine months ended September 30, 2021 as compared to net cash used for financing activities of $3.9 million for the nine months ended September 30, 2020. This increase in net cash used for financing activities was attributable to the Company's 2021 extraordinary dividend payment.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of September 30, 2021, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$59,369	$(1,554)	$14,436	$15,066	$31,421
Debt obligations payable(2)	99,375	3,750	15,000	80,625	—
Interest expense(3)	21,177	8,518	3,225	9,434	—
Liabilities under the tax receivable agreement(4)	93,720	1,958	9,544	10,498	71,720
Total	$273,641	$12,672	$42,205	$115,623	$103,141

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.5 million and $890 thousand for the three months ended September 30, 2021 and 2020.
(2)The Company refinanced its credit facilities on July 21, 2021 in the form of a $100 million term loan, and $50 million revolving credit facility, of which $25 million was drawn as of September 30, 2021.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of September 30, 2021.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Subject to the terms of the amended and restated Goosehead Financial LLC Agreement, each LLC Unit is redeemable (along with the cancellation of the corresponding share of Class B common stock) for one share of Class A common stock.
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

GOOSEHEAD INSURANCE, INC.

Date:	October 27, 2021	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 27, 2021	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)