Form 10-K
period 2021-12-31
Goosehead Insurance, Inc.
filed 2022-02-28
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2021 (the last day of the registrant’s most recently completed second quarter) was $2,076,221,628, computed using a closing price on that day of $127.30.
As of February 25, 2022, there were 20,216,949 shares of Class A common stock outstanding and 16,890,399 shares of Class B common stock outstanding.
Documents incorporated by reference:
Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•Best Practices Study: The industry group metrics are based on the latest date for which complete financial data are publicly available such as a 2021 Best Practices Study containing 2020 industry data conducted by Reagan Consulting and the Independent Insurance Agents & Brokers of America, Inc.
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

PART I
Item 1. Business
Company overview
We are a rapidly growing independent insurance agency, reinventing the traditional approach to distributing personal lines policies throughout the United States. Our differentiated business model and innovative technology platform, have enabled us to deliver insurance customers a superior experience, as evidenced by our 91 Net Promoter Score which is 2.3x the 2020 P&C Industry Average. To fully appreciate the value of our model, there are three lenses with which you can view us – from the perspective of 1) the insurance buyer; 2) the agent; and 3) the carrier.
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
Choice product platform
Today’s insurance buyer expects choice; we believe that tomorrow’s insurance buyer will demand it. We believe that most clients currently buying through single-product platforms are either over-paying or not properly covered because 1) their current insurance company does not offer the appropriate coverage or 2) valuable coverages were removed to make the pricing competitive. We are able to solve that by partnering with over 154 carriers and using technology to shop for our clients and quickly identify the Carrier who is targeting their segment of the market. This allows us to provide value by finding the right coverage at the lowest price, and to do so in one phone-call so that the client does not have to spend hours shopping for themselves.
Knowledgeable sales and service agents
Our clients benefit from the value of having a knowledgeable agent explain and evaluate coverages to help the client make smart insurance buying decisions. Clients will have vastly different insurance needs throughout their lifetime, and our model allows us to serve them at every stage of life. While there are other independent agents who also provide choice, we believe that they lack the scale, talent, and technology of Goosehead, leading to a poorer client experience. Additionally, in contrast to the traditional insurance agency model, we separate the sales function from the service function, thus enabling agents to focus on selling, and service personnel to focus on delivering superior client service. This model has helped drive best-in-class net promoter scores for client service, nearly 2.3x the 2020 P&C industry average according to Satmetrix.
Proprietary technology
Independent agents typically are working on outdated technology platforms, leading to delays in insurance quotes and very limited ability to interact with their agent. We have leveraged our scale to empower our agents and now our clients with technology that allows them to run quotes and place business quickly and accurately. After signing their documents electronically, clients can engage with Goosehead’s industry leading service team via self-service, phone, text, online chat, or email.
Our choice model, superior sales and service agents, and proprietary technology has led to 89% client retention during 2021, which we believe is among the best in our industry.
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
When agents join Goosehead, they immediately get access to sell a wide array of carriers so that they have product to accommodate most clients, which drastically improves close rates. Instead of expensive retail space and spending money on ineffective marketing strategies, they follow our proven go-to-market strategy by developing Referral Partner relationships. This strategy allows them to spend much less on marketing and can yield dozens of high-quality clients referred directly to them, driving higher levels of productivity. All policy fulfillment and servicing is handled by our centralized service team, which retains our clients at 89%, unlocking the agent’s time to focus on new sales. Our proprietary technology platform allows our agents to identify Referral Partners, run quotes in less than five minutes, and gives them all the analytics they need to make smart decisions around building a successful agency. Our 15 corporate-owned offices and 506 corporate sales agents serve as the blueprint for what is possible in the Goosehead model, and our corporate agents provide critical training and support to help the franchise agents reach their full potential. We have proven that this system delivers superior results as demonstrated by agents, who with a few years tenure, are 1.7 more productive than industry best practice according to Reagan Consulting's 2020 Best Practices Study.
In addition to recruiting current insurance agents with a superior value proposition, we are also bringing in sales and marketing savvy professionals who are attracted to the recession-resistant and residual economics offered by a career in insurance. The value and opportunity we provide to agents has led to our rapid growth to 2,151 franchise locations (inclusive of 953 franchises that are under contract but yet to be opened as of December 31, 2021).
Carrier perspective
Insurance carriers are seeking profitable growth, and their focus is on maximizing the ratio of client lifetime value to acquisition costs. Carriers who distribute through independent agents have lots of complexity and costs dealing with thousands of independent representatives with no standard training, different levels of expertise, and no quality control functions. Working with Goosehead allows them to have scale distribution with a single point of contact. Goosehead handles all training and enforces standards through a centralized quality control team. Because Goosehead can provide profitable growth without complexity, it has earned special product access in geographies where Carriers have heavily restricted capacity, and higher commissions than what agents normally earn. Our 2021 average commission rate on new business premium was 14% and on renewal business premium was 13%. Commission rates can vary across Carriers, states and lines of business, and typically range from 10% to 20% Many “insuretech” carriers saw the complexity of working with traditional agents and have sought to build models that eliminate the role of the agent. As they have grown, many have realized that 80% of the market still prefers to work with an agent (according to the Independent Insurance Agents & Brokers of America, Inc.), and that Goosehead allows them to reach that segment of the market without all the traditional complexity. We now distribute for many of the insuretechs, increasing the breadth of our product portfolio. Distributing through Goosehead allows carriers to see higher retention rates and more underwriting profitability when compared with other distribution channels, increasing the client lifetime value for the carrier. This value enables Goosehead to have a very competitive carrier portfolio, ensuring that clients find the best solution, and increasing agents’ close rates.
By delivering a better client experience, offering a more compelling business opportunity to agents, and driving more value to carrier partners, we have seen growth as reflected in our financial performance. Total Written Premium, which we believe is the best leading indicator of future revenue growth because it drives our future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions, grew 45% to $1.6 billion from $1.1 billion in 2020. This growth has been driven by several factors including (1) our team’s ability to recruit talented agents to our platform; (2) our agents’ leveraging of Goosehead's sales blueprint and proprietary technology leading to higher levels of productivity in winning new business; and (3) our service centers’ ability to retain renewal business. All our growth has been organic; we have not relied on mergers or acquisitions. Furthermore, we are profitable. For the year ended December 31, 2021 the Company had $8.3 million of net income, compared to $18.8 million in 2020. See "Item 7. Management's discussions and analysis of financial condition and results of operations - Key performance indicators" for additional information and a reconciliation to the most directly comparable GAAP financial measure.
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
Goosehead’s Digital Agent provides a best-in-class way to shop for and buy personal insurance — allowing consumers to find the right coverage at the best price.
The platform provides a simple, transparent, and efficient way to get insurance quotes. With as little as three data points – name, address, and date of birth – the proprietary tool arms consumers with accurate home and auto quotes from a variety of A-rated insurance companies in less than two minutes and connects them with a knowledgeable agent to complete the purchase process.
The Digital Agent, available across the U.S., is powered by key data integrations and agent-driven machine learning. It automatically populates information about consumers’ homes and vehicles during the quoting process and combines that information with millions of data points from two decades worth of Goosehead expert agents’ quoting decisions and accumulated experiences.”
Our model, which allows agents to focus on New Business Revenue, is highly differentiated from the traditional insurance agency model. In the traditional agency model, agents are responsible for both new business and ongoing service. The burden of providing ongoing service distracts from the ability to acquire new clients, and ultimately limits an agent's opportunity for growth. Our agents are freed from the burden of ongoing service, and as a result, agents in both Segments are substantially more productive than top performers in our industry as it relates to new sales. Compared to the 2020 Best Practices Study, which uses 2019 industry data, Corporate Channel agents with more than three years of tenure averaged 2.9 as much New Business Production per Agent as the industry best practice during 2020. Franchise Channel agents with more than three years of tenure averaged 1.7 as much New Business Production per Agent (Franchise) as the industry best practice during 2020.

New Business Revenue per agent by tenure ($000s)

Source: Internal data for 2020; Carrier provided information; Reagan Consulting 2021 Best Practices Study (using 2020 data)
(1)Represents industry best practice per Reagan Consulting; does not include Unvalidated Producers; most industry agents have tenures significantly longer than 2 to 3 years.
We believe our agent productivity compares even more favorably to the industry than the Best Practices Study would imply because the Best Practices Study excludes Unvalidated Producers. If the Best Practices Study included Unvalidated Producers, our New Business Production per Agent outperformance would be even larger.

In 2021, New Business Production per Agent in the Corporate Channel was $52 thousand for agents with less than 1 year of tenure and $111 thousand for agents with more than one year of tenure. Including all producers in the Franchise Channel in 2021, New Business Production per Agency was $38 thousand for agencies with less than 1 year of tenure and $126 thousand for agents with more than one year of tenure in Texas. Outside of Texas during 2021, New Business Production per Agency was $35 thousand for agencies with less than 1 year of tenure and $79 thousand for agencies with more than one year of tenure.
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
Our two separate service centers provide us with the ability to cover the U.S. time zones more broadly, and the ability to better manage business continuity risks. We manage our service centers with the goal to maximize NPS, which we believe maximizes retention. This differentiated level of service has enabled us to earn an NPS of 91 in 2021, a modest decrease from 92 in 2020, greater than highly regarded brands like Ritz Carlton and Nordstrom and 2.3x the 2020 industry average, according to Satmetrix. Our high degree of client satisfaction drove our 89% Client Retention rate during 2021, which we believe to be among the highest in the industry. Our retention rate is even stronger on a premium basis. In 2021, we retained 93% of the premiums we distributed in 2020. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our service team. By maintaining this strong level of Client Retention, we are able to generate revenue that is highly predictable and recurring in nature.
The combination of expanding headcount in the Corporate and Franchise Channels, leveraging technology and maintaining our commitment to service led to revenue growth of 29% and Total Written Premium growth of 45% in 2021. As of December 31, 2021, our 10-year Total Written Premium CAGR was 40% and our 5-year premium CAGR was 45%.

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
Our Segments are geared to leverage the strengths of two different talent pools to maximize productivity. Our recruiting team, which included 104 people at December 31, 2021, is responsible for recruiting both Corporate sales agents, potential Franchise owners, and various back office employees. The Corporate Channel recruits driven agents who are typically new to insurance distribution; the Franchise Channel recruits agents with business or industry experience. The combination of our two Segments enables us to prudently expand our business model while providing differentiated service to our clients.
Corporate Channel (50% of 2021 total revenue)
The Corporate Channel consists of company-owned and financed operations with employees who are hired, trained and managed by us. The Corporate Channel also serves as a research and development department, where we develop best practices and beta test new technology before implementing system-wide. Additionally, the Corporate Channel serves as an invaluable support network for our Franchise Channel, providing sales coaching and mentoring for Franchisees. This channel primarily targets top college graduates or sales professionals who typically do not have experience in the insurance industry. The majority of candidates are sourced through a combination of on-campus recruiting, employee referrals and highly targeted internet recruiting campaigns. Our recruitment team seeks candidates with strong communication skills who display a high aptitude for learning new concepts, are motivated by professional and financial incentives and display the ability to succeed in a team-oriented environment. After the recruitment team has selected candidates, they are placed into a training class that lasts approximately two weeks. All agents are required to become fully licensed P&C agents prior to training.
The combination of hiring highly motivated and talented individuals, giving them proper tools and training and removing the burden of ongoing client service allows our Corporate Channel agents to become significantly more productive than average personal lines agents. Compared to the 2020 Best Practices Study, Corporate Channel agents with more than three years of tenure averaged 2.9 as much New Business Production per Agent (Corporate) as the industry best practice.
In the Corporate Channel, we generate Core Revenue in the form of Renewal Commissions, New Business Commissions and non-refundable Agency Fees charged directly to clients for efforts performed in the issuance of new insurance policies. We also generate Ancillary Revenue in the form of Contingent Commissions from Carriers related to the overall growth and loss performance of the Book of Business we have placed with them. The Corporate Channel is comprised of employed sales agents located in 15 sales offices across Texas, Illinois, Colorado, Ohio, Nevada, and North Carolina. We have experienced rapid growth in sales agents and revenue in this Segment. During 2021, our Corporate Channel sales agent headcount increased by 39% and our Corporate Channel premiums placed grew by 32%, in each case, versus the prior year. Corporate Channel premium growth trailed headcount growth due to the large renewal mix of our premiums placed and the ongoing ramp up of recently hired producers. As of December 31, 2021, we had corporate sales offices operating in the following locations: Westlake, Texas; Irving, Texas; Fort Worth, Texas; Houston, Texas (2 locations); The Woodlands, Texas; Austin, Texas (2 locations); San Antonio, Texas; Rosemont, Illinois (2 locations); Charlotte, North Carolina; Englewood, Colorado; Henderson, Nevada; and Columbus, Ohio. We expect to continue our expansion in 2022 within our existing markets.
Franchise Channel (50% of 2021 total revenue)
The Franchise Channel consists of operations that are owned and managed by Franchisees. This channel is composed of Franchisees and sales agents that they hire as employees in their franchised businesses. Our Franchise Agreement has a ten-year term and governs the terms under which we operate together, among other things, defining the Initial Franchise Fee, Royalty Fees and other costs a Franchisee pays. Franchisees have contractual rights to revenue related to the Book of Business during the term of their agreement, but we retain ultimate ownership over the policies written in each franchised business. These Franchisees have a contractual relationship with the Company to use our processes, Carrier Appointments, systems, and back-office support team to sell insurance and manage their business. In exchange, the Company is entitled to an Initial Franchise Fee and ongoing Royalty Fees. The Franchise Channel primarily recruits agents with prior business or industry experience. Our Franchise Channel has a unique value proposition to experienced agents who understand the limits and pain points of the traditional agency model:
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
The recruiting team seeks applicants who have demonstrated a strong capacity to win new business and a desire to own their own business. Our recruiting efforts have helped us create a franchise pool which is significantly more productive than most personal lines agents. Compared to the 2020 Best Practices Study, Franchise Channel agents with more than three years of tenure averaged 1.7 as much New Business Production per Agent (Franchise) as the industry best practice. Franchise Channel agents with less than two years of tenure produced as much New Business Production per Agent (Franchise) as the industry best practice.
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
We started franchising in 2012 and have since expanded rapidly. Premiums in the Franchise Channel grew 51% during 2021. As of December 31, 2021, we have 2,151 total franchises, including 1,198 franchises operating and 953 in implementation, a 47% increase in total franchises and a 34% increase in operating agencies in 2021 compared to 2020. We have franchise locations either operating or signed in the following states, which cover over 99% of the US population:

Geographic footprint	Operating or signed agencies
	State	December 31, 2021
	Texas	358
	California	198
	New York	131
	Florida	115
	Illinois	96
	Michigan	88
	Pennsylvania	88
	Georgia	88
	Colorado	77
	North Carolina	61
	Virginia	59
	Indiana	56
	New Jersey	54
	Maryland	53
	Other	629
	Total(1)	2,151
(1)Number of franchise locations include 953 franchises which are under contract but yet to be opened as of December 31, 2021.
Our competitive strengths
We believe that our competitive strengths include the following:
•Highly motivated producers in the Corporate Channel. The agents in the Corporate Channel are fundamentally different than the typical agents in the personal lines industry. Substantially all of our agents are recent college graduates, whereas 65% of personal lines agents in the industry are over 50 years old, according to the 2018 Future One Agency Universe Case Study. This gives us a significant advantage both in the short- and long-term. In the short-term, our agents have proven to be especially adept at learning new techniques and mastering new technologies. This has enabled our agents to generate approximately 2.9 as much new business as top performing personal lines agents after three years, according to the 2021 Best Practices Study. Over the long-term, we believe our youth will enable us to avoid the shrinking workforce challenges that many of our competitors face and win an even larger market share from other agencies. According to Independent Insurance Agents & Brokers of America, Inc., 38% of independent agencies anticipate a change of control within the next five years. We believe an aging industry workforce will create significant disruption in the personal lines distribution industry, and we will be in a position to win displaced clients. Additionally, our Corporate Channel agents view the success of the Franchise Channel as a potential catalyst to their career trajectories. The support structure provided by the Corporate Channel to the Franchise Channel creates unique career paths in sales management, territory management, and franchise ownership.
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

•Single technology platform with end-to-end business process management. Our operations utilize an innovative proprietary cloud-based technology solution customized to suit our needs. Our technology provides our agents with tools to better manage their sales and marketing activities, and our service center operations with real-time 360-degree visibility of client accounts. Additionally, our technology provides agents with data and analytics which allow them to make smarter business decisions. Importantly, our integrated solution allows us to pivot quickly and upgrade our technology offering without a large financial investment. We believe our single, sales-oriented technology platform is differentiated relative to most insurance agency IT environments that utilize disparate accounting-driven agency management vendors and legacy mainframe systems across their operations. Our technology platform has been a key enabler of our rapid growth while also driving efficiencies. One of these efficiencies is service expenses. Our 2020 service expenses as a percentage of gross commissions were 3.4x lower than the industry best practice according to the 2021 Best Practices Study, which uses 2020 data. Despite our reduced service expense load, we are able to maintain best in class NPS scores and retention.
•Service centers drive both new and renewal business. Our service centers handle all of our client service and renewals and have achieved a highly differentiated level of service as indicated by our NPS scores of 91 in 2021 and 92 in 2020—higher than many global service leaders such as Ritz Carlton and Nordstrom and 2.3x the P&C industry average, according to Satmetrix. Having such a skilled and fully licensed service team provides three tangible benefits to our business: (1) allowing our agents to focus virtually all of their time on cultivating new Referral Partner relationships and winning new business (instead of preserving existing business), (2) generating strong Client Retention which provides a stable source of highly visible and recurring revenue and (3) providing opportunities to earn additional revenue as our service agents are highly trained in cross-selling and generating referral business. Our service agents typically originate significant amounts of New Business Revenue through cross-sale and referral generation. We believe that our service centers will continue to drive a competitive advantage by supporting our industry-leading productivity and our recruiting efforts. We continue to make the necessary technology, staffing and real estate investments in our service centers to support our planned agent hiring which we believe will allow us to readily scale and increase market share. Each of our service agents can service, on average, a Book of Business that it would take a productive sales agent years to generate.
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
•National penetration of the Franchise Channel. As of December 31, 2021, we have signed Franchise Agreements in 47 states covering over 99% of the total US population. We expect to continue growing our market share within these states as we sign and launch new franchises, and as those franchises ramp up their new business production over the course of 2-3 years. As of December 31, 2021, 62% of our Franchisees had less than one year of tenure. Given the anticipated New Business productivity uplift that comes with more years of experience, and the elevated Royalty Fees on renewal business, we believe our Franchise Channel is positioned for strong growth and margin expansion. This growth will be further enhanced by the approximately 137,000 potential franchise candidates in our current pipeline. The number of potential franchise candidates is updated daily to reflect new franchise candidates on our customized recruiting platform. Of our total current pipeline, we estimate approximately 10% of the candidates would qualify over time as Franchisees under our exacting standards. Although the candidates that meet our franchise standards are not guaranteed to enter into Franchise Agreements, we believe our pipeline will allow us to execute a robust national build-out of our model. The pace of our national build-out will be aided by the regulatory approvals, product offering approvals and Carrier relationships we have already established across the continental United States.

Franchise Channel tenure profile

(1)Number of franchise locations include 953 franchises which are under contract but yet to be opened as of December 31, 2021.

•Continue to develop innovative ways to drive productivity. We believe that our agents are already among the most efficient personal lines agents in the industry. Compared to the 2020 Best Practices Study, Corporate Channel agents with more than three years of tenure averaged 2.9 as much New Business Production per Agent (Corporate) as the industry best practice; Franchise Channel agents with more than three years of tenure averaged 1.7 as much New Business Production per Agent (Franchise) as the industry best practice. We believe there is an opportunity to further expand productivity, particularly in the Franchise Channel. We have historically deployed the intellectual capital accumulated in the Corporate Channel (including sales practices, client relationship management practices, recruiting practices and technology) into the Franchise Channel to optimize new business production. We will continue to innovate going forward in an effort to both better serve our clients and expand our platform.
•Maximize our effectiveness in managing renewal business. We earn significantly larger Royalty Fees from our Franchisees for renewal business than on new business. Additionally, many of our largest expenses are significantly lower for renewal business such as compensation costs, risk management costs and client development costs. Critical to converting new business into renewal business is strong Client Retention. Our Client Retention effort is led by our service centers which had a 2021 NPS score of 91, leading to an 89% Client Retention rate and 93% premium retention rate in 2021. Key to maintaining these NPS scores and Client Retention rates is the consistency of personnel in our service centers. Our consistency in service personnel is due to a combination of the opportunities for professional advancement within the Company and the competitive wages we offer; average compensation for service team employees was over $47,000 in 2021.

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
The Company represents over 145 Carriers, of which 53 provide national coverage. During 2021, two carriers represented more than 10% of total revenue at 17% and 11%.
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
Total Franchises increased by 47% to 2,151 in 2021 from 1,468 in 2020. Total Franchises operating increased by 34% to 1,198 in 2021 from 891 in 2020.
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

Intellectual property
We have registered “Goosehead,” “Goosehead Insurance,” and our logo as trademarks in the U.S., Mexico, the United Kingdom, the European Union, and Canada. We also have filed other trademark applications in the U.S. and will pursue additional trademark registrations and other intellectual property protection to the extent we believe it would be beneficial and cost effective. We also are the registered holder of a variety of domain names that include “Goosehead” and similar variations.
Regulatory matters
Franchise regulation. Offers and sales of franchises (so-called “pre-sale” franchise activities) are regulated in the United States by the Federal Trade Commission ("FTC") as well as certain states. The FTC (through its “Franchise Rule”) requires franchisors to provide certain disclosures, in the form of a franchise disclosure document (an “FDD”) to prospective Franchisees. One of the disclosure requirements is to include in the FDD audited financial statements of the franchisor (Goosehead Insurance Agency, LLC) or, if not the franchisor, an affiliate or parent of the franchisor who guarantees the franchisor’s obligations to its Franchisees. In order to include our consolidated financial statements in the FDD, we are required to guarantee Goosehead Insurance Agency, LLC’s current and future obligations to its Franchisees. The Franchise Rule does not require a franchisor to register or file an FDD with the FTC before offering franchises. Approximately twenty states also have pre-sale franchise or “business opportunity” laws and regulations that require franchisors to register with the state in some manner before that franchisor may offer or sell a franchise in that state, and in some cases to also provide prospective Franchisees with certain additional disclosures as part of the FDD. Approximately twenty-four states also have “franchise relationship laws” that address post-sale aspects of the franchisor-franchisee relationship, such as prohibiting enforcement of certain franchise agreement provisions, requiring a certain notice or cure period before termination of a franchise agreement, and also defining what constitutes “good cause” for terminating the franchise agreement or denying a transfer or renewal of the agreement. Although we believe that our Franchise Agreements and our relationships with Franchisees generally have complied with franchise relationship laws, a failure to comply with those laws could result in civil liability or the company’s inability to enforce a Franchise Agreement, among other things. In addition, while historically our franchising operations have not been materially adversely affected by such laws or regulations, we cannot predict the effect of any future federal or state franchise laws or regulations.
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

Data Privacy regulation. We are subject to a variety of increasingly stringent federal, state and local laws, rules and regulations relating to data privacy and cybersecurity, and the regulatory framework for data privacy and cybersecurity is in considerable flux and evolving rapidly. In the United States, numerous federal and state laws, rules and regulations require insurers to protect the security and confidentiality of customer information, to regulate disclosures and disposal of customer information, and to notify customers about their policies and practices relating to the collection, use, retention, security, transfer, disclosure and other processing of customer information and other personal information. For example, the NAIC Insurance Data Security Model Law, which has been adopted in some form by several states, and the New York State Department of Financial Services cybersecurity regulation, establish standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events. In addition, the California Consumer Privacy Act imposes significant compliance requirements for businesses that collect personal information on California residents. The United States Congress, state legislatures, and regulatory authorities have considered and are expected to consider additional laws, rules and regulations relating to privacy and other aspects of customer information, which will likely require us to devote additional significant operational resources and incur additional significant expenses for compliance and may also increase our exposure to risk of claims that we have not complied with all applicable data privacy and cybersecurity laws, rules and regulations.
Human Capital
Our workforce is our most important asset and a key competitive advantage in our industry. Imperative to our continued success, and the primary reason for our decision to go public in 2018, is our ability to attract and retain the most talented individuals available. We will continue to strive for a one-of-a-kind company culture and offer a competitive compensation and benefits package, which includes health insurance, a 401(k) plan, an Employee Stock Purchase Program, and the potential for option awards. As of December 31, 2021, we had approximately 1,238 full-time and 52 part-time employees. Our Franchisees are independent businesses, and we do not control the essential terms and conditions of employment for their employees; therefore, neither our Franchisees nor their employees are included in our employee count. We believe that we have a positive relationship with our employees and we conduct regular engagement and outreach with our workforce. None of our employees are represented by a union.
Building our Team
Since 2018, we have grown our workforce at a compound annual growth rate (CAGR) of 47% annually and in 2021 increased our workforce by more than 500 individuals bringing our total employee count at year-end to 1,290 employees. Our corporate sales agent count grew to 506 (from 364 at the beginning of 2021) and our operating franchise count grew to 1,198. With this level of growth, we invest heavily in initial and ongoing training and professional development, utilizing both virtual and in-person components.
Employee Retention
We develop and promote from within. The average tenure of our director level employees is 10 years prior to their promotions. Our corporate sales agents have a turnover rate of roughly 25% while our franchises turnover at roughly 10% annually. This turnover is concentrated more in the early tenure of agents and franchisees and importantly, only account for less than 1-2% of new business production in any given year. We believe these churn rates represent healthy levels of turnover to maintain a motivated, high-octane sales force and productive energized corporate culture.
Learning and Development
Goosehead utilizes a training curriculum for all incoming recruits and supports ongoing professional development of our employees. Twice a year Goosehead invites all employees to apply for an internal Leadership Development Program, where emerging leaders are selected based on their performance and demonstrated propensity for servant leadership. Participants engage with important leadership principles, participate in leadership lessons from our executive team and complete an interdepartmental group project over a 6-month period.
We also conduct weekly webinars for both our corporate and franchise agents to provide ongoing training and mentoring. Each week we highlight a key skill around our products, sales processes, or professional development.
We also regularly reach out to our employees and franchise partners by conducting in-person town halls across various geographic locations in the United States. This feedback loop is extremely valuable and often results in near real-time updates to our operating platform to deliver better service and business processes to our agent network - we made over 3,000 platform improvement sin 2021 alone.
Employee Benefits and Compensation

We believe in a holistic and competitive compensation package that includes opportunities for bonuses and equity compensation, as well as access to our stock ownership program. Goosehead employees are also eligible to be awarded incentive stock options under our Omnibus Incentive Plan, which is designed to motivate and reward key employees to perform at the highest level and contribute significantly to our long term success, thereby aligning our employee incentives with the best interests of our shareholders.
Goosehead offers its employees a competitive health benefits package, including medical, dental, and vision insurance, as well as flex and health savings accounts, life insurance, short-term disability insurance, long-term disability insurance, accident insurance, critical illness insurance, and the opportunity to participate in our 401(k) retirement savings plan. Under the 401(k), we match participants' contributions, which become vested over four years.
Diversity, Equity, and Inclusion
More than half of Goosehead's employees are women and over one-third of our workforce identify as racially diverse. We are committed to a meritocratic and inclusive culture of growth and advancement that is informed by our Operating Principles.
Goosehead maintains strong Equal Opportunity and Anti-Harassment policies, and we are committed to the principles of openness, empathy, and respect in our workplace. We contracted with a third-party solutions team to encourage and facilitate independent and timely reporting and investigation of alleged policy violations. Goosehead does not tolerate any form of discipline, reprisal, threats, intimidation, or other retaliatory conduct against an employee for making a good faith complaint of a perceived incident of discrimination or harassment or for cooperating in an investigation by the company or any federal, state, or local agency of such a complaint.
Our co-founder, Robyn Jones, established a Women's Professional Development Program ("WPDP") in 2015 to provide a place of connection and support for the women leaders of Goosehead to grow personally and professionally. Goosehead's WPDP is open to all female employees and franchise agents and hosts small group and plenary sessions designed to promote engagement with salient topic unique to women professionals. It also offers Goosehead women an opportunity to interact with Goosehead's rising and longer-tenured female leaders and organically establish and enhance our mentorship culture.
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
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics policy that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The full text of our code of business conduct and ethics policy is available on our website at https://ir.gooseheadinsurance.com/governance/documents-and-charters. Any waiver of the code for directors or executive officers may be made only by our Board of Directors or a board committee to which the board has delegated that authority and will be promptly disclosed to our shareholders as required by applicable U.S. federal securities laws and the corporate governance rules of the Nasdaq Global Select Market. Amendments to the code must be approved by our Board of Directors and will be promptly disclosed (other than technical, administrative or non-substantive changes). Any amendments to the code, or any waivers of its requirements for which disclosure is required, will be disclosed on our website.
Impact of COVID-19
Ahead of the SARS-CoV-2 (Covid-19) pandemic in 2020, we have invested consistently and significantly in technology and built an entirely cloud based environment to keep our people and teams connected and able to work effectively anywhere. Additionally, at the onset of the pandemic, we accelerated our purchases of computers and other workforce technology to avoid any supply chain disruptions and support our significant growth rates.
Despite our ability to avoid major supply chain issues, Covid-19 did present some unique challenges in 2020 and again in 2021 as the Delta and Omicron variants spread across the United States. While the labor market was strong in 2020, it tightened up in 2021, which not only impacted recruiting, but also the timing of franchise launches and how we train our agents. We also experienced higher than expected agent and referral partner absenteeism. Further, our carrier partners faced higher loss ratios in 2021 versus 2020 as driving activity increased, which resulted in higher loss ratios and lower Contingent Commissions.
We have incorporated lessons learned from the pandemic into our work environment: our company and culture values the benefits provided by an in-person workplace, but also promotes flexibility with a premium placed on health and well-being of our team members. We will continue to strive to follow all local government and CDC guidelines in our approach to reopening fully while continuing to prioritize the health and safety of our team.
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

•Because the revenue we earn on the sale of certain insurance products is based on premiums and commission rates set by Carriers, any decreases in these premiums or commission rates, or actions by Carriers seeking repayment of commissions, could result in revenue decreases or expenses to us.
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
•Our business is dependent upon information processing systems. Data breaches or other security incidents with respect to our or our vendors' information processing systems may damage our reputation and negatively impact client retention and carrier, franchise, and Referral Partner relationships.
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
•The ongoing global COVID-19 pandemic has negatively impacted the global economy in a significant manner and may continue to do so for an extended period of time, and could also materially adversely affect our business and operating results.
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
Risks relating to intellectual property, data privacy and cybersecurity

•Failure to obtain, maintain, protect, defend or enforce our intellectual property rights, or allegations that we have infringed, misappropriated or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, financial condition and business.
•Improper disclosure of confidential, personal or proprietary information, whether due to human error, misuse of information by employees or vendors, or as a result of cyberattacks or other security incidents with respect to our or our vendors' systems, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.
•We are subject to complex and evolving laws, regulations, rules, industry standards and contractual obligations regarding data privacy and cybersecurity, which can increase the cost of doing business, compliance risks and potential liability.
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

Risks relating to our business
The ongoing global COVID-19 pandemic has negatively impacted the global economy in a significant manner and may continue to do so for an extended period of time, and could also materially adversely affect our business and operating results
The COVID-19 pandemic has resulted in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide for an extended period of time.
Ahead of the SARS-CoV-2 (Covid-19) pandemic in 2020, we have invested consistently and significantly in technology and built an entirely cloud based environment to keep our people and teams connected and able to work effectively anywhere. Additionally, at the onset of the pandemic, we accelerated our purchases of computers and other workforce technology to avoid any supply chain disruptions and support our significant growth rates. We have incorporated lessons learned from the pandemic into our work environment: our company and culture values the benefits provided by an in-person workplace, but also promotes flexibility with a premium placed on health and well-being of our team members.
While we have not yet seen any material impact from COVID-19, it has created minor disruptions to our operations and decreased our 2021 Contingent Commissions as described in Item 1. The ongoing pandemic could materially adversely impact our business, results of operations and financial results, depending on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the ongoing pandemic; new information that may emerge concerning the severity of COVID-19 and its variants; the ultimate geographic spread of COVID-19; the emergence of new virus variants that are more contagious or harmful than prior variants; business and individuals’ actions that have been and continue to be taken in response to the ongoing pandemic; the availability, effectiveness and utilization of vaccines and medications to contain and treat the virus; the impact of COVID-19 on economic activity and governmental actions taken in response; the resumption of widespread economic activity; the ability of our clients to pay their insurance premiums which could impact out commission revenues for our services; the nature and extent of possible claims that might impact the ability of underwriting enterprises to pay supplemental and contingent commissions; any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; and any failures of third parties upon which we rely to meet their obligations to us, or significant disruptions in their ability to meet those obligations in a timely manner, which may be caused by their own financial or operational difficulties. As the COVID-19 pandemic and any associated protective or preventative measures are sustained in the United States, we may experience disruptions to our business, including but not limited to: (a) our clients choosing to limit purchases of insurance due to declining business conditions, which would inhibit our ability to generate commission revenue and other revenue based on premiums placed; (b) decrease in home closing transactions which would imply a decrease in the purchase of new home insurance policies; (c) our clients defaulting on mortgages, which would affect the client’s ability to pay their home insurance premiums and affect the renewal of policies; (d) delays in cash payments to us from our clients or Carriers due to COVID-19 (including any delays caused by “grace periods” on the collection of insurance premiums declared or proposed by governmental entities), which could negatively impact our liquidity and financial condition; (e) travel restrictions and quarantines leading to a lack of in-person meetings, which could hinder our ability to manage our sales successfully and to establish relationships or originate new business and; (f) continued alternative working arrangements, including employees and Franchisees working and being trained remotely, which could negatively impact our business should such arrangements remain for an extended period of time.
We cannot predict the impact that COVID-19 will have on our clients, Carriers, suppliers or other third-party contractors, and any material effect on these parties or their financial condition, could adversely impact us.
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
Factors, such as business revenue, economic conditions, including adverse conditions resulting from public health emergencies such as the COVID-19 pandemic, the volatility and strength of the capital markets, the recent resurgence of inflation and expected interest rate increases can affect the business and economic environment. The demand for property and casualty insurance generally rises as the overall level of household income increases and generally falls as household income decreases, affecting both the commissions and fees generated by our business. The majority of our new accounts are sourced by referral sources tied to home closing transactions, and major slowdowns in the various housing markets Goosehead serves could impact our ability to generate new business. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue and asset values. In addition, an increase in consumer preference for car- and ride-sharing services, as opposed to automobile ownership, may result in a long-term reduction in the number of vehicles per capita, and consequently the automobile insurance industry. Downward fluctuations in the year-over-year insurance premium charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our business as a significant portion of the earnings are determined as a percentage of premium charged to our clients. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance business. Also, some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our collectability of receivables or our clients may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. In addition, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns, also adversely affecting our brokerage business. A decline in economic activity could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, a significant portion of our operating expenses refers to employee compensation and benefits, which are sensitive to inflation. To maintain our ability to successfully compete for the best talent, rising inflation rates may require us to provide compensation increases beyond historical increases, which may significantly increase our compensation costs. Consequently, inflation is expected to increase our operating expenses over time and may adversely impact our results of operating cash flow.
Moreover, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense in case we decide to refinance our existing long-term borrowings, in particular the Credit Agreement, or incur in any additional indebtedness. Additionally, this may impact the market for new homes, which could adversely impact our leadflow of new home purchase clients.
Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
We derive most of our revenue from commissions and fees for our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time. In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance.Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than a percentage of premium. This could negatively impact us because fees are generally not indexed for inflation and might not increase with premiums as commissions do or with the level of service provided.
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
Because the revenue we earn on the sale of certain insurance products is based on premiums and commission rates set by Carriers, any decreases in these premiums or commission rates, or actions by Carriers seeking repayment of commissions, could result in revenue decreases or expenses to us.
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
We have a significant amount of accounts receivable from Carriers with which we place insurance. If those Carriers were to experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our financial condition and results of operations. The potential for an insurer to cease writing insurance we offer our clients could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenue and profitability for us. Questions about a Carrier’s perceived stability or financial strength may contribute to such insurers’ strategic decisions to focus on certain lines of insurance to the detriment of others.The failure of a Carrier with which we place insurance could result in E&O claims against us by our clients, and the failure of our Carriers could make the E&O insurance we rely upon cost prohibitive or unavailable, which could have a significant adverse impact on our financial condition and results of operations. In addition, if any of our Carriers merge or if one of our large Carriers fails or withdraws from offering certain lines of insurance, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of insurance and, as a result, reduce our commissions and fees and profitability. Such failures or insurance withdrawals on the part of our Carriers could occur for any number of reasons, including large unexpected payouts related to climate change or other emerging risk areas.
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
We actively compete with numerous integrated financial services organizations as well as Carriers and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Competition may reduce the fees that we can obtain for services provided, which would have an adverse effect on revenue and margins. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. To the extent that banks, securities firms and Carrier affiliates, the financial services industry may experience further consolidation (such as the acquisition by Arthur J. Gallagher & Co. of substantially all of the treaty reinsurance brokerage operations from Willis Towers Watson plc., completed in December 2021), and we therefore may experience increased competition from Carriers and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services. In addition, a number of Carriers are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to brokers or other market intermediaries. Furthermore, we compete with various other companies that provide risk-related services or alternatives to traditional insurance services, including Insurtech start-up companies, which are focused on using technology and innovation, including artificial intelligence (AI), digital platforms, data analytics, robotics and blockchain, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate.
In addition, in recent years, private equity sponsors have invested tens of billions of dollars into the insurance sector, transforming existing players and creating new ones to compete with large brokers. These new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Competitors may be able to respond to the need for technological changes and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. To respond to increased competition and pricing pressure, we may have to lower the cost of our services or decrease the level of service provided to clients, which could have an adverse effect on our business, financial condition and results of operations.
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
•Climate-change regulation in the U.S. and around the world moving us toward a low-carbon economy, which could create new competitive pressures around innovative insurance solutions; and
•Increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms.

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
Our business is dependent upon information processing systems. Data breaches or other security incidents with respect to our or our vendors' information processing systems may damage our reputation and negatively impact client retention and carrier, franchise, and Referral Partner relationships.
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
In the course of providing financial services, we may electronically store, transmit or otherwise process personally identifiable information, such as social security numbers or credit card or bank information, of clients or employees of clients. Breaches in data security or infiltration by unauthorized persons of our network security could cause interruptions in operations and damage to our reputation, among other adverse impacts. While we maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information nor the related costs we incur to mitigate the consequences from such events. Privacy laws, rules and regulations are matters of growing public concern and are continuously changing in the states in which we operate. The failure to adhere to or successfully implement procedures to respond to these laws, rules and regulations could result in legal liability or impairment to our reputation.
Further, despite security measures taken by us and our vendors, our systems and those of our vendors may be vulnerable to physical break-ins, unauthorized access, viruses or other disruptive problems. If our systems or facilities were infiltrated or damaged, our clients could experience data loss, financial loss and significant business interruption leading to a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant additional resources to modify protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications.
We rely on the availability and performance of information technology services provided by third parties.
While we maintain some of our critical information technology systems, we are also dependent on third party service providers, including Salesforce.com, to provide important information technology services relating to, among other things, agency management services, sales and service support, electronic communications and certain finance functions. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through a security breach, the loss of sensitive, personal or confidential data through a security breach, or otherwise. While we or our third-party service providers have not experienced any significant disruption, failure or breach impacting our or their information technology systems, any such disruption, failure or breach could adversely affect our business, financial condition and results of operations.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, protest or riot, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing backup systems provide us with some degree of flexibility, we still can experience near-term operational challenges in particular areas of our operations. We could potentially lose key executives, personnel, client data or experience material adverse interruptions to our operations or delivery of services to clients in a disaster recovery scenario. We may experience additional disruption due to system upgrades, outages, an increase in remote work or other impacts as a result of the ongoing COVID-19 pandemic. Our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.
Our future success depends, in part, on our ability to anticipate and respond effectively to the threat of, and the opportunity presented by, digital disruption and other technology change. These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, Insurtech start-up companies and others. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. Our technological development projects may also not deliver the benefits we expect once they are completed or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.
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
Our reputation is one of our key assets. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. If a client is not satisfied with our services, it could cause us to incur additional costs and impair profitability or lose the client relationship altogether, which may negatively impact other clients’ perception regarding us. Our success is also dependent on maintaining a good reputation with existing and potential employees, investors, regulators and the communities in which we operate. Negative perceptions or publicity regarding these or other matters, including our association with clients or business partners who themselves have a damaged reputation, or from actual or alleged conduct by us or our employees, could damage our reputation. Any resulting erosion of trust and confidence among existing and potential clients, regulators and other parties important to the success of our business could make it difficult for us to attract new clients and maintain existing ones, which could have a material adverse effect on our business, financial condition and results of operations.
Increasing scrutiny and changing expectations from investors, clients and our employees with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, employees and clients, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, pay equity, racial justice, workplace conduct and cybersecurity and data privacy. There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Negative public perception, adverse publicity or negative comments in social media, including as a result of actions taken by companies we acquire before the acquisition, could damage our reputation, or harm our relationships with regulators and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact employees engagement and retention and the willingness of clients and Carriers to do business with us.
Moreover, we expect to release a report in 2022 on our ESG activities that incorporates the guidelines of the Sustainability Accounting Standards Board (SASB) and our own ESG assessments and priorities. Over time, we expect to expand our public disclosure in these areas. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. Actual or perceived shortcomings with respect to our ESG initiatives and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices.
In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Unfavorable ratings of our company or our industry, as well as omission of inclusion of our stock into ESG-oriented investment funds may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
Climate risks, including the risk of an economic crisis, risks associated with the physical effects of climate change and disruptions caused by the transition to a low-carbon economy, could adversely affect our business, results of operations and financial condition.
The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. If new legislation or regulation is enacted, we could incur increased costs and capital expenditures to comply with its limitations, which may impact our financial condition and operating performance.
In addition, the U.S. Federal Reserve recently identified climate change as a systemic risk to the economy. It also reported that a gradual change in investor sentiment regarding climate risk introduces the possibility of abrupt tipping points or significant swings in sentiment, which could create unpredictable follow-on effects in financial markets. If this occurred, not only would we be negatively impacted by the general economic decline, but a drop in the stock market affecting our stock price could negatively impact our ability to grow through mergers and acquisitions financed using our common stock.
Moreover, if our Carriers fail or withdraw from offering certain lines of coverage because of large payouts related to climate change, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability.
Furthermore, climate change may pose physical risks to our business, since it may exacerbate the frequency and intensity of unfavorable weather conditions, such as fires, hurricanes, tornadoes, drought, water shortages, rainfall, unseasonably warm. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
Our inability to retain or hire qualified employees, as well as the loss of any of our executive officers, could negatively impact our ability to retain existing business and generate new business.
Our success depends on our ability to attract and retain skilled and experienced personnel. There is significant competition from within the insurance industry and from businesses outside the industry for exceptional employees, especially in key positions. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. Any new personnel we hire may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We can make no assurances that qualified employees will continue to be employed or that we will be able to attract and retain qualified personnel in the future. If we are not able to successfully attract, retain and motivate our employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate, and retain qualified employees, our business, financial condition, results of operations and reputation could be materially and adversely affected.
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
In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders, including our founders, executives and key personnel. We currently do not maintain key person insurance on these individuals. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel in any circumstance, including, any limitation on the performance of their duties or short- or long-term absence as a result of COVID-19, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, financial condition and results of operation.
The occurrence of natural or man-made disasters, including the ongoing COVID-19 pandemic, could result in declines in business and increases in claims that could adversely affect our financial condition, results of operations and cash flows.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and pandemic health events (such as the COVID-19 virus), as well as man-made disasters, including acts of terrorism, military actions, cyberattacks and other security incidents, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our Carriers, making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. Any increases in loss ratios due to natural or man-made disasters could impact our Contingent Commissions, which are primarily driven by both growth and profitability metrics.
A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us.
The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on several other factors such as the duration and spread of the outbreak and its impact on home sales and consumer spending. See “The ongoing global COVID-19 pandemic has negatively impacted the global economy in a significant manner and may continue to do so for an extended period of time, and could also materially adversely affect our business and operating results.”
Non-compliance with or changes in laws, regulations or licensing requirements applicable to us could restrict our ability to conduct our business.

The industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local jurisdiction. In general, these regulations are designed to protect clients, policyholders and insureds and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal regulatory bodies and other regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace. There can be no assurance that we will be able to adapt effectively to any changes in law. Furthermore, in some areas of our businesses, we act on the basis of our own or the industry's interpretations of applicable laws or regulations, which may conflict from state to state. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. In addition, we could face lawsuits by clients, insureds and other parties for alleged violations of certain of these laws and regulations. It is difficult to predict whether changes resulting from new laws and regulations, as well as changes in interpretation of current laws and regulations, will affect the industry or our business and, if so, to what degree.
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
State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect our business. These supervisory agencies regulate many aspects of the insurance business, including, the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance; and by limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, and the form of compensation we can accept from our clients, Carriers and third parties. Moreover, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers.
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
Proposed tort reform legislation, if enacted, could decrease demand for casualty insurance, thereby reducing our commission revenues.
Legislation concerning tort reform has been considered, from time to time, in the United States Congress and in several state legislatures. Among the provisions considered in such legislation have been limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits. Enactment of these or similar provisions by Congress, or by states in which we sell insurance, could reduce the demand for casualty insurance policies or lead to a decrease in policy limits of such policies sold, thereby reducing our commission revenues.
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
As of December 31, 2021, we had total consolidated debt outstanding of approximately $123.8 million, collateralized by substantially all of the Company’s assets, including rights to future commissions. In the year ended December 31, 2021, we had debt servicing costs of $5.4 million, $1.9 million of which was attributable to scheduled principal payments, $0.7 million was attributable to principal payments related to refinancing of existing indebtedness (see "Note 9. Debt" in the consolidated financial statements included herein) and $2.9 million of which was attributable to interest. In the year ended December 31, 2020, we had debt servicing costs of $30.1 million, $1.5 million of which was attributable to scheduled principal payments, $26.3 million was attributable to principal payments related to refinancing of existing indebtedness (see "Note 9. Debt" in the consolidated financial statements included herein) and $2.3 million of which was attributable to interest. The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.
The Second Amended and Restated Credit Agreement dated July 21, 2021 ("the Credit Agreement") governing our debt contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments and require us to comply with certain financial covenants. The restrictions in the Credit Agreement governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the Credit Agreement could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition and results of operations.
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
Changes in tax laws could impact our operations and profitability.
For example the Tax Cuts and Jobs Act (the “Tax Reform Act”), which was signed into law 2017, made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the top federal income rate was reduced to 37%, special rules reduced the taxation of certain income earned through pass-through entities and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year, decreasing the mortgage interest deduction on new homes to $750,000 and eliminating the home equity line of credit interest deduction for loans that are not considered home acquisition debt.In addition, President Biden and Congress have been considering proposals that would make changes to the tax rules that apply to individuals and corporations, including proposals which could increase the tax rates on certain individuals or certain types of income, and changes to the limit on the deduction of state and local taxes.These rules may affect taxpayers in states with high residential home prices and high state and local taxes, such as California and New York, and may also negatively impact the housing market.
Our homeowner and dwelling property lines of business comprised 57% of our premiums in 2021 and a majority of our new accounts are sourced by referral sources tied to home closing transactions. As we expand our franchise pipeline into new geographies that are located in high tax jurisdictions, we cannot guarantee our ability to grow our client base at the same pace as our existing geographies and generate new business if there is lower demand in the housing market as a consequence of the Tax Reform Act or future changes in tax rules.
We derive a significant portion of our commission revenues from a limited number of Carriers, the loss of which would result in additional expense and loss of market share.
In 2021, two Carriers represented more than 10% of total revenue at 17% and 11%. In 2020, three Carriers represented more than 10% of total revenue at 20%, 13%, and 12%. In 2019, two Carriers represented more than 10% of total revenue at 16% and 10%. Should any of these Carriers seek to terminate its arrangements with us, we could be forced to move our business to another Carrier and some additional expense and loss of market share could possibly result.
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

Our results may be adversely affected by changes in the mode of compensation in the insurance industry.
In the past, state regulators have scrutinized the manner in which insurance brokers are compensated. For example, the Attorney General of the State of New York brought charges against members of the insurance brokerage community. These actions have created uncertainty concerning longstanding methods of compensating insurance brokers. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, and the transparency and discourse to clients regarding brokers’ compensation, it is possible that regulators may choose to revisit the same or other practices in the future. If they do so, compliance with new regulations along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.
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
The sale of franchises is regulated by various state laws as well as by the FTC. The FTC requires that franchisors make extensive disclosure to prospective Franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate Franchise Agreements or to withhold consent to the renewal or transfer of these agreements. We believe that our franchising procedures, as well as any applicable state-specific procedures, comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer new Franchise Agreements. However, noncompliance could reduce anticipated revenue, which in turn may materially and adversely affect our business, financial condition and results of operations.
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

Such litigation and other proceedings may include, but are not limited to, complaints from or litigation by Franchisees, usually related to alleged breaches of contract or wrongful termination under the Franchise Agreements, actions relating to intellectual property, infringement, misappropriation or other violation, commercial arrangements and franchising arrangements.
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
Risks relating to intellectual property, data privacy and cybersecurity
Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to grow our business, particularly in new markets where we have limited brand recognition.
We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “Goosehead Insurance” brand is critical to growing our business, particularly in new markets where we have limited brand recognition. If we do not successfully build and maintain a strong brand, our business could be materially harmed. Maintaining and enhancing the quality of our brand may require us to make substantial investments in areas such as marketing, community relations, outreach and employee training. We actively engage in advertisements, targeted promotional mailings and email communications, and engage on a regular basis in public relations and sponsorship activities. These investments may be substantial and may fail to encompass the optimal range of traditional, online and social advertising media to achieve maximum exposure and benefit to the brand. Moreover, our brand promotion activities may not generate brand awareness or yield increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new clients or retain our existing clients to the extent necessary to realize a sufficient return on our brand-building efforts.
Infringement, misappropriation, dilution or other violation of our intellectual property by third parties could harm our business.
We believe that our "Goosehead Insurance" trademark has significant value and that this and other intellectual property are valuable assets that are critical to our success. Unauthorized uses or other infringement, misappropriation or violation of our trademarks, service marks or other intellectual property could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market in which we operate. Additionally, we cannot guarantee that future trademark registrations for pending or future applications will issue, or that any registered trademarks will be enforceable or provide adequate protection of our intellectual property and other proprietary rights. The United States Patent and Trademark Office and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively.
Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors and other third parties may infringe, misappropriate or otherwise violate our intellectual property. In the course of litigation, or as a preventative measure, such competitors and other third parties may attempt to challenge the scope of our rights or invalidate our intellectual property. If such challenges were to be successful, it could limit our ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark rights, branding practices and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results, even if such defense or enforcement is ultimately successful.
Failure to obtain, maintain, protect, defend or enforce our intellectual property rights, or allegations that we have infringed, misappropriated or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, financial condition and business.
Our success and ability to compete depends in part on our ability to obtain, maintain, protect, defend and enforce our intellectual property. To protect our intellectual property rights, we rely on a combination of trademark and copyright laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, employees, clients, strategic partners and others. However, such measures provide only limited protection and the steps that we take to protect our intellectual property may be inadequate to deter infringement, misappropriation or other violation of our intellectual property or proprietary information. In addition, we may be unable to detect the unauthorized use of our intellectual property rights. Policing unauthorized use of our intellectual property is difficult, expensive and time-consuming, and we may be required to spend significant resources to monitor and protect our intellectual property rights.
Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. In addition, even if we initiate litigation against third parties, such as suits alleging infringement, misappropriation or other violation of our intellectual property, we may not prevail. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related intellectual property at risk of not issuing or being cancelled. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing could adversely affect our business, financial condition and results of operations.
Meanwhile, third parties may assert intellectual property-related claims against us, including claims of infringement, misappropriation or other violation of their intellectual property, which may be costly to defend, could require the payment of damages, legal fees, settlement payments, royalty payments and other costs or damages, including treble damages if we are found to have willfully infringed certain types of intellectual property, and could limit our ability to use or offer certain technologies, products or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time and divert management’s resources, time and attention from other business concerns. Moreover, other companies, including our competitors, may have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe, misappropriate or otherwise violate the rights of others, or require us to purchase costly licenses from third parties, which may not be available on commercially reasonable terms, or at all. Even if a license is available to us, it could be non-exclusive thereby giving our competitors and other third parties access to the same technologies licensed to us, and we may be required to pay significant upfront fees, milestone payments or royalties, which would increase our operating expenses. Any of the foregoing could adversely affect our business, financial condition and results of operations.
Improper disclosure of confidential, personal or proprietary information, whether due to human error, misuse of information by employees or vendors, or as a result of cyberattacks or other security incidents with respect to our or our vendors’ systems, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.
We maintain confidential, personal and proprietary information relating to our company, our employees and our clients. This information includes personally identifiable information, protected health information and financial information. We are subject to laws, regulations, industry standards, contractual obligations and other legal obligations relating to the collection, use, retention, security, transfer, disclosure and other processing of this information. These requirements apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors.
Cybersecurity breaches, cyberattacks and other similar incidents, including, among other things, computer viruses, denial of service or information attacks, ransomware attacks, credential stuffing, social engineering, human error, fraud, unauthorized parties gaining access to our information technology systems, malware attacks, phishing campaigns and vulnerability exploit attempts could disrupt the security of our internal systems and business applications or those of our vendors and impair our ability to provide services to our clients and protect the privacy of their data. Any such incidents may also compromise confidential business information, result in intellectual property or other confidential or proprietary information being lost or stolen, including client, employee or company data, which could harm our reputation, competitive position or otherwise adversely affect our business.
Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state and state-sponsored actors. Moreover, cyber threats are constantly evolving, which makes it more difficult to detect cybersecurity incidents, assess their severity or impact in a timely manner, and successfully defend against them. The ongoing COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident has increased, and as cybersecurity threats evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities, security breaches, cyberattacks or other similar incidents. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful, and we may not be able to anticipate all security breaches, cyberattacks or other similar incidents, detect or react to such incidents in a timely manner, implement guaranteed preventive measures against such incidents, or adequately remediate any such incident.
Although we maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information, we cannot eliminate the risk of human error or guarantee our safeguards against employee, vendor or third-party malfeasance. It is possible that the measures we implement, including our security controls over personal data and training of employees on data security, may not prevent improper access to, disclosure of, or misuse of confidential, personal or proprietary information. Moreover, while we generally perform cybersecurity due diligence on our key vendors, because we do not control our vendors and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws and regulations or contractual obligations, we may be held responsible for security breaches, cyberattacks or other similar incidents attributed to our vendors as they relate to the information we share with them. This could cause harm to our reputation, create legal exposure, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.
The occurrence of any security breach, cyberattack or other similar incident with respect to our or our vendors’ systems, or our failure to make adequate or timely disclosures to the public, regulators, law enforcement agencies or affected individuals, as applicable, following any such event, could cause harm to our reputation, subject us to additional regulatory scrutiny, expose us to civil litigation, fines, damages or injunctions or subject us to liability under applicable data privacy, cybersecurity and other laws, rules and regulations, resulting in increased costs or loss of commissions and fees, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
We are subject to complex and evolving laws, regulations, rules, industry standards and contractual obligations regarding data privacy and cybersecurity, which can increase the cost of doing business, compliance risks and potential liability.

We are subject to complex and evolving laws, rules and regulations relating to the collection, use, retention, security, transfer, disclosure and other processing of personal information. These laws, rules and regulations apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors. Data privacy laws, rules and regulations are matters of growing public concern and are continuously changing in the various jurisdictions in which we operate. For example, various federal and state legislators in the United States are proposing new and more robust cybersecurity legislation in light of the recent broad-based cyberattacks at a number of companies. These and similar initiatives around the country could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Ensuring that our collection, use, retention, protection, transfer, disclosure and other processing of personal information complies with applicable laws, regulations, rules and industry standards regarding data privacy and cybersecurity in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any actual or perceived failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability, including litigation, regulatory fines, penalties or other sanctions, damage to our reputation in the marketplace, and other adverse impacts.
At the federal level, we are subject to, among other laws, rules and regulations, the Gramm-Leach-Bliley Act ("GLBA"), which requires financial institutions, including insurers, to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail customers to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. We are also subject to the rules and regulations promulgated under the authority of the FTC, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the United States Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed.
Data privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, the California Consumer Protection Act of 2018 (the "CCPA"), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. Further, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act ("CPRA") (which was passed via a ballot initiative as part of the November 2020 election) will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency which will be vested with authority to implement and enforce the CCPA and the CPRA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have adopted or are considering adopting similar laws. For example, Virginia and Colorado have recently adopted comprehensive data privacy laws similar to the CCPA, which will go into effect in January and July of 2023, respectively. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA, the CPRA, and other federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy or cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about privacy, data protection and cybersecurity can subject us to potential federal or state action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and cybersecurity laws, regulations, rules, industry standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Risks relating to our organizational structure
We are a holding company and our principal asset is our 54% ownership interest in Goosehead Financial, LLC, and we are accordingly dependent upon distributions from Goosehead Financial, LLC to pay dividends, if any, taxes, make payments under the tax receivable agreement and pay other expenses.
We are a holding company and our principal asset is our direct or indirect ownership of 54% of the outstanding LLC Units. We have no independent means of generating revenue. As the sole managing member of Goosehead Financial, LLC, we intend to cause Goosehead Financial, LLC to make distributions to the Pre-IPO LLC Members and us, in amounts sufficient to cover all applicable taxes payable by us and the Pre-IPO LLC members and any payments we are obligated to make under the tax receivable agreement we intend to enter into as part of the reorganization transactions and to fund dividends to our stockholders in accordance with our dividend policy, to the extent our board of directors declares such dividends.
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
Under the amended and restated Goosehead Financial, LLC agreement, Goosehead Financial, LLC will generally be required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Units holders’ respective allocable shares of the taxable income of Goosehead Financial, LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we have previously received and anticipate receiving in the future from (a) acquisitions of interests in Goosehead Financial, LLC in connection with future taxable redemptions or exchanges of LLC Units for shares of our Class A common stock and (b) payments under the tax receivable agreement, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the tax receivable agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, the payment of obligations under the tax receivable agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Goosehead Financial, LLC, the Pre-IPO LLC Members would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units. See "Item 13. Certain relationships and related transactions, and director independence".
We have Pre-IPO LLC Members who own a significant portion of our common stock and whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.

The Pre-IPO LLC Members control approximately 46% of the combined voting power of our common stock. Further, pursuant to a stockholders agreement (the Stockholders Agreement") we and the Pre-IPO LLC Members entered into, the Pre-IPO LLC Members may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests in an amount exceeding $50 million, any change in the size of the board of directors and amendments to our certificate of incorporation or bylaws. In addition, the Stockholders Agreement provides that approval by the Pre-IPO LLC Members is required for any changes to the strategic direction or scope of Goosehead Insurance, Inc. and Goosehead Financial, LLC’s business, any acquisition or disposition of any asset or business having consideration in excess of 15% of our total assets and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel or Controller (including terms of compensation). Furthermore, the Stockholders Agreement will provide that, until the Substantial Ownership Requirement is no longer met, the Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors.
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
As described under Item 7. Management's discussion and analysis of financial condition and results of operations — Liquidity and capital resources — Tax receivable agreement," prior and future taxable redemptions or exchanges by the Pre-IPO LLC Members of LLC Units for shares of our Class A common stock have resulted and are expected to result in tax basis adjustments to the assets of Goosehead Financial, LLC that have been and will be allocated to us and thus produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. These past and future tax basis adjustments have reduced and are expected to reduce the amount of tax that we have paid and would otherwise be required to pay in the future.
We entered into a tax receivable agreement with the Pre-IPO LLC Members that will provide for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets resulting from (a) the purchase of LLC Units from any of the Pre-IPO LLC Members using the net proceeds from any future offering, (b) redemptions or exchanges by the Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or (c) payments under the tax receivable agreement and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. This is a payment of obligation of Goosehead Insurance, Inc. and not Goosehead Financial, LLC.
The actual increase in tax basis from future purchases, redemptions or exchanges, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions, exchanges or purchases of the LLC Units held by Pre-IPO LLC Members, the price of our Class A common stock at the time of the purchase, redemption or exchange, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that we generate in the future, the tax rates then applicable and the portion of our payments under the tax receivable agreement constituting imputed interest. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of Goosehead Financial, LLC attributable to the redeemed or exchanged LLC Units, the payments that we may make to the existing Pre-IPO LLC Members could be substantial. Payments under the tax receivable agreement are not conditioned on the Pre-IPO LLC Members’ continued ownership of us. There may be a material negative effect on our liquidity if, as described below, the payments under the tax receivable agreement exceed the actual benefits we receive in respect of the tax attributes subject to the tax receivable agreement and/or distributions to us by Goosehead Financial, LLC are not sufficient to permit us to make payments under the tax receivable agreement.
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
Future sales of a substantial number of our shares of Class A common stock, or the perception that such sales will occur, could cause a decline in the market price of our shares of Class A common stock. Approximately 17.6 million shares of our Class A common stock and LLC Units (which may be redeemed or exchanged for a corresponding number of shares of Class A common stock) are held by the Pre-IPO LLC Members, the Goosehead Management Holders and Texas Wasatch Holders. If these stockholders sell substantial amounts of shares of Class A common stock in the public market (including any shares of Class A common stock issued upon redemption or exchange of LLC Units), or the market perceives that such sales may occur, the market price of our shares of Class A common stock could be adversely affected. We have also entered into the Registration Rights Agreement (as defined below) pursuant to which we have agreed under certain circumstances to file a registration statement to register the resale of shares of our Class A commons stock held by the Pre-IPO LLC Members, the Goosehead Management Holders

and Texas Wasatch Holders, as well as to cooperate in certain public offerings of such shares. We have also filed registration statements to register all shares of Class A common stock and other equity securities that we have issued, or may issue under the Omnibus Incentive Plan and Employee Stock Purchase Plan. These shares of Class A common stock may be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates. If a large number of our shares of Class A common stock are sold in the public market, the sales could reduce the trading price of shares of Class A common stock.
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
•low trading volumes or sales, or anticipated sales, of large blocks of our stock, including those by our existing investors;
•concentration of Class A common stock ownership;
•additions or departures of key personnel;
•regulatory or political developments;
•litigation and governmental investigations;
•changing economic and political conditions.
•the perceived adequacy of our ESG efforts;
•announced or completed acquisitions of businesses or technologies by us or our competitors; and
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business.
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
Item 1B. Unresolved staff comments
None.

Item 2. Properties
Our headquarters is located in leased offices in Westlake, Texas. The lease consists of approximately 177,000 square feet and expires in January 2031. As of December 31, 2021, our company-owned insurance brokerage business leases approximately 393,000 square feet of office space in Texas, Nevada, Illinois, North Carolina and Ohio under 15 leases. These offices are typically located in small office parks, generally with lease terms of five to ten years. We believe that all of our properties and facilities are well maintained.

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
Holders of Record
As of February 25, 2022, there were 11 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 25, 2022, there were 50 shareholders of record of our Class B common stock.
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
Sales of Unregistered Securities
None.

Subject to the terms of the amended and restated Goosehead Financial LLC Agreement, each LLC Unit is redeemable (along with the cancellation of the corresponding share of Class B common stock) for one share of Class A common stock
Stock Performance Graph
The following graph and table illustrate the total return from May 1, 2018 through December 31, 2021 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Russell 2000 Index, assuming an investment of $100 on May 1, 2018 including the reinvestment of dividends.

Comparison of Cumulative Total Return
$1000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/1/2018
12/1/2019
12/1/2020
12/1/2021
GSHD
S&P 500
Russell 2000

	5/1/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021
GSHD	$100	$178	$291	$865	$914
S&P 500	100	96	126	149	192
Russell 2000	100	88	111	133	153

Securities Authorized for Issuance Under Equity Incentive Plans
The following table provides information about our compensation plans under which our Class A Common Stock is authorized for issuance, as of December 31, 2021:

Number of securities to be issued upon exercise of outstanding options (in thousands)	2,069
Weighted-average exercise price of outstanding options	34.68
Number of securities remaining available for future issuances under equity compensation plans (in thousands)	2,126
Number of securities issued in connection with the Employee Stock Purchase Plan	27
Number of securities remaining available for future issuance in connection with the Employee Stock Purchase Plan	24
Issuer Purchases of Equity Securities
None.

Use of Proceeds
Not applicable.

Item 6. Reserved

Item 7. Management’s discussion and analysis of financial condition and results of operations

Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this Annual Report.
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
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2021. See ‘Non-GAAP Financial Measures’ below for further discussion of our Core Revenue, Adjusted EBITDA and Adjusted EPS non-GAAP financial measures
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver a superior insurance experience to our clients.
The following discussion contains references to the years ended December 31, 2021, December 31, 2020, and December 31, 2019. See Goosehead’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the changes from year ended December 31, 2019 to the year ended December 31, 2020.
Financial Highlights for 2021:
•Total revenue increased 29% from 2020 to $151.3 million; Core Revenues* of $133.4 million increased 40% over 2020
•Total Written Premiums Placed increased 45% from 2020 to $1.6 billion
•Net income decreased by $10.5 million from 2020 to $8.3 million
•Adjusted EBITDA*, a non-GAAP measure, decreased by 25% from 2020 to $20.8 million, or 14% of total revenues
•Basic earnings per share was $0.28 and Adjusted EPS*, a non-GAAP measure, was $0.48 for the year ended December 31, 2021.
•Policies in Force increased 42% from December 31, 2020 to 1,011,000 at December 31, 2021.
•Corporate sales headcount increased 39% from December 31, 2020 to 506 at December 31, 2021.
◦As of December 31, 2021, 293 of these Corporate sales agents had less than one year of tenure and 213 had greater than one year of tenure.
•Operating franchises increased 34% from December 31, 2020 to 1,198 at December 31, 2021.
◦In Texas as of December 31, 2021, 57 operating franchises had less than one year of tenure and 214 operating franchisees had greater than one year of tenure.

◦Outside of Texas as of December 31, 2021, 333 operating franchises had less than one year of tenure and 594 had greater than one year of tenure.
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
•Continued penetration of Franchise Channel into existing markets. We will continue to market actively for new franchises in our established markets, including Texas, which represent over 99% of the U.S. population. We are now licensed with the necessary state departments of commerce and insurance and registered as a franchisor in all 50 states in the U.S.
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
Prior redemptions and exchanges of LLC Units have resulted, and we expect future redemptions and exchanges will result in increases in the tax basis in our share of the tangible and intangible assets of Goosehead Financial, LLC that otherwise would not have been available. These increases in tax basis have reduced the amount of tax we are required to pay, and may reduce the amount of tax that we would otherwise be required to pay in the future. The tax receivable agreement requires Goosehead Insurance, Inc. to pay 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize to the Pre-IPO LLC Members. Furthermore, payments under the tax receivable agreement give rise to additional tax benefits and therefore additional payments under the tax receivable agreement itself. See "Item 13. Certain relationships and related transactions, and director independence".
COVID-19
The COVID-19 pandemic has severely restricted the level of economic activity around the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions, including in the United States, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. In the United States, temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily.
Given the uncertainty regarding the spread and severity of COVID-19 and the adverse effects on the national and global economy, the related financial impact on our business cannot be accurately predicted at this time. We continue to monitor the rapidly evolving situation and guidance from the authorities, including federal, state and local public health officials and as a result may take additional actions. While we intend to continue to execute on our strategic plans and operational initiatives during the outbreak, in these circumstances, there may be developments outside our control requiring us to adjust our operating plan. See Part II, Item 1A. “Risk Factors—The ongoing global COVID-19 pandemic has negatively impacted the global economy in a significant manner and may continue to do so for an extended period of time, and could also materially adversely affect our business and operating results.”

Certain income statement line items
Revenues
In 2021, revenue increased by 29% to $151.3 million from $117.0 million in 2020. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 45% to $1.6 billion from $1.1 billion in 2020. Total Written Premiums Placed drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions. Our various revenue streams do not equally contribute to the long-term value of Goosehead. For instance, Renewal Revenue and Renewal Royalty Fees are more predictable and have higher margin profiles, thus are higher quality revenue streams for the Company. Alternatively, Contingent Commissions, while high margin, are unpredictable and dependent on insurance company underwriting and forces of nature and thus are lower quality revenue for the Company. Our revenue streams can be viewed in three distinct categories: Core Revenue, Cost Recovery Revenue, and Ancillary Revenue, which are non-GAAP measures. A reconciliation of Core Revenue, Cost Recovery Revenue, and Ancillary Revenue to total revenue, the most directly comparable financial measures presented in accordance with GAAP, are set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-K.
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

We discuss below the breakdown of our revenue by stream:

	Years ended December 31,						2021
(in thousands)	2021		2020		2019		% Growth
Core Revenue:
Renewal Commissions(1)	$39,111	26%	$28,891	25%	$22,924	30%	35%
Renewal Royalty Fees(2)	46,079	30%	29,309	25%	19,462	25%	57%
New Business Commissions(1)	22,108	15%	17,324	15%	11,961	15%	28%
New Business Royalty Fees(2)	14,616	10%	10,623	9%	7,149	9%	38%
Agency Fees(1)	11,506	7%	8,921	7%	6,058	8%	29%
Total Core Revenue	133,420	88%	95,068	81%	67,554	87%	40%
Cost Recovery Revenue:
Initial Franchise Fees(2)	6,516	4%	4,236	4%	3,784	5%	54%
Interest Income	1,153	1%	813	1%	617	1%	42%
Total Cost Recovery Revenue	7,669	5%	5,049	5%	4,401	6%	52%
Ancillary Revenue:
Contingent Commissions(1)	9,926	7%	16,675	14%	5,423	7%	(40)%
Other Income(2)	297	—%	222	—%	108	—%	34%
Total Ancillary Revenue	10,223	7%	16,897	14%	5,531	7%	(39)%
Total Revenues	$151,312	100%	$117,014	100%	$77,486	100%	29%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

Core Revenue:
The Company's primary source of revenue is through the placement of insurance policies. We are paid a percentage of the premium from the Carriers in the form of New Business Commissions and, in states which allow it, we charge Agency Fees for the placement of the policy. For policies placed by the Franchise Channel, we receive 20% of the commissions and fees received as New Business Royalties during the first term of the policy. All clients are serviced by our world-class service centers, allowing for predictable retention of our Book of Business, which has historically been 89%. All commissions received in the Corporate Channel after the first term of the policy are recognized as Renewal Commissions, which are higher margin due to lower servicing costs. For all policies that renew in our Franchise Channel, we receive 50% of the commissions received from the Carrier as Renewal Royalty Fees, creating a mechanical increase in revenue of 120% if we renew at historical rates, and higher margin due to lower servicing costs on higher revenue. For this reason, and because we are placing an increasing percentage of Total Written Premium in the Franchise Channel, Core Revenue growth will lag that of Total Written Premium.
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

	Total Written Premium	Contingent Commission Revenue	% of Premium
2019	739,009	5,423	0.73%
2020	1,074,076	16,675	1.55%
2021	1,559,858	9,926	0.64%
	3-year average		0.97%

Contingent Commissions can vary significantly from year-to-year and should be viewed over several years. Since 2019, revenue from Contingent Commissions have historically represented approximately 0.97% of Total Written Premium at year-end. Most of our Contingent Commissions are earned in the year prior to when they are received. For the year ended December 31, 2019, $5.4 million of Contingent Commissions were earned (below our historical average as a percentage of premium), of which $3.6 million was still receivable at December 31, 2019. For the year ended December 31, 2020, $16.7 million of Contingent Commissions were earned (significantly above our historical average as a percentage of premium), of which $15.1 million was still receivable at December 31, 2020. For the year ended December 31, 2021, $9.9 million of Contingent Commissions were earned (significantly below our historical average as a percentage of premium), of which $7.4 million was still receivable at December 31, 2021. Contingent Commissions are paid by Carriers based upon the profitability, volume and/or growth of the business placed with such companies during the prior year, therefore, Contingent Commissions earned can vary greatly from year to year.
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

	Year Ended December 31,
	2021		2020		2019
Line of business
Homeowner	$885,130	56%	$585,515	55%	$395,572	53%
Automotive	618,483	40%	456,320	42%	321,857	44%
Commercial	39,254	3%	20,730	2%	13,831	2%
Other	16,991	1%	11,511	1%	7,749	1%
Total Written Premium	$1,559,858	100%	$1,074,076	100%	$739,009	100%

Expenses
Due to our purely organic-focused growth strategy, virtually all of our investments in future growth are in people and certain technologies. Therefore, the majority of our investments are not capitalizable and are recognized immediately on our statement of operations.
Employee compensation and benefits. Employee compensation and benefits is our largest expense and consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to employees, and (b) stock option awards for our senior employees. We expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand geographically and create new products and services.
General and administrative expenses. General and administrative expenses include technology, travel, accounting, legal and other professional fees, commissions, placement fees, office expenses, depreciation and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. Expenses allocated to the Segments related to our service centers and other overhead are applied to the appropriate Segment using a transfer pricing methodology that seeks to maximize the scale efficiencies of our business by sharing certain expenses across the two Segments. These shared expenses are then allocated between the two Segments based on certain cost drivers related to each expense. Examples of specific expenses and their cost drivers include, but are not limited to: service team compensation costs are allocated based on the number of cases processed for each Segment, our rent expense by location is allocated based on the full time equivalent count and Segment, and our technology charges are allocated based on the number of individual licenses used by each Segment.
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
For the year ended December 31, 2021, we had $1.6 billion in Total Written Premium, representing a 45% increase, compared to $1.1 billion for the year ended December 31, 2020. The following table shows Total Written Premium by channel for the years ended 2021 and 2020 (in thousands).

	Year Ended December 31		% Change
	2021	2020
Corporate Channel Total Written Premium	$421,792	$320,495	32%
Franchise Channel Total Written Premium	1,138,066	753,581	51%
Total Written Premium	$1,559,858	$1,074,076	45%
Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of December 31, 2021, we had 1,011,000 Policies in Force compared to 713,000 as of December 31, 2020, representing a 42% increase.
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
NPS has decreased modestly to 91 as of December 31, 2021 from 92 at December 31, 2020, primarily driven by the service team’s continued focus on delivering highly differentiated service levels.
Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention increased to 89% at December 31, 2021 when compared to 88% at December 31, 2020, again driven by the service team’s continued focus on delivering highly differentiated service levels. Our retention rate is even stronger on a premium basis. In 2021, we retained 93% of the premiums we distributed in 2020, an increase from premium retention in 2020 of 89% due to improved client retention and premium increases from our Carriers during the year. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and Royalty Fees relating to policies in their first term.
For the year ended December 31, 2021, New Business Revenue grew 31% to $48.2 million, from $36.9 million for the year ended December 31, 2020. Growth in New Business Revenue is driven by an increase in Corporate Channel sales agent headcount of 39% and growth in operating franchises of 34%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Royalty Fees after the first term of a policy.

For the year ended December 31, 2021, Renewal Revenue grew 46% to $85.2 million, from $58.2 million for the year ended December 31, 2020. Growth in Renewal Revenue was driven by Client Retention of 89% at December 31, 2021. As our agent force matures on both the Corporate Channel and the Franchise Channel, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
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
Core Revenue increased by $38.3 million, or 40%, to $133.4 million for the year ended December 31, 2021 from $95.1 million for the year ended December 31, 2020. The primary driver of the increase is growth in operating franchises, corporate agent sales headcount, and number of policies in the renewal term from December 31, 2020 to December 31, 2021.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $2.7 million, or 52%, to $7.7 million for the year ended December 31, 2021 from $5.0 million for the year ended December 31, 2020. The primary driver of the increase is a larger number of franchises in the system.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue decreased by $6.7 million, or 39%, to $10.2 million for the year ended December 31, 2021 from $16.9 million for the year ended December 31, 2020. The primary driver of the decrease from December 31, 2020 to December 31, 2021 was unfavorable loss ratios with our carriers.
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

Adjusted EBITDA decreased by $7.0 million, or 25%, to $20.8 million for the year ended December 31, 2021, from $27.8 million for the year ended December 31, 2020, driven primarily by a significant decrease in high-margin revenue from Contingent Commissions.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the year ended December 31, 2021, Adjusted EBITDA Margin was 14% compared to 24% for the year ended December 31, 2020. The Adjusted EBITDA margin reduction came from a significant decrease in high-margin Contingent Commissions, investments to grow the Corporate sales agents 39%, plus additional investments in systems technology.

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
GAAP to Non-GAAP Reconciliations

	Year ended December 31,
	2021	2020	2019
Total Revenues	$151,312	$117,014	$77,486

Core Revenue:
Renewal Commissions(1)	$39,111	$28,891	$22,924
Renewal Royalty Fees(2)	46,079	29,309	19,462
New Business Commissions(1)	22,108	17,324	11,961
New Business Royalty Fees(2)	14,616	10,623	7,149
Agency Fees(1)	11,506	8,921	6,058
Total Core Revenue	133,420	95,068	67,554
Cost Recovery Revenue:
Initial Franchise Fees(2)	6,516	4,236	3,784
Interest Income	1,153	813	617
Total Cost Recovery Revenue	7,669	5,049	4,401
Ancillary Revenue:
Contingent Commissions(1)	9,926	16,675	5,423
Other Income(2)	297	222	108
Total Ancillary Revenue	10,223	16,897	5,531
Total Revenues	$151,312	$117,014	$77,486
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

The following table show a reconciliation from net income to Adjusted EBITDA for the year ended December 31, 2021, 2020, and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$8,296	$18,755	$10,382
Interest expense	2,854	2,310	2,387
Depreciation and amortization	4,873	3,147	1,931
Tax expense (benefit)	(2,292)	(1,035)	1,304
Equity-based compensation	7,292	4,745	1,526
Other income (expense, including state franchise tax)	(185)	(90)	—
Adjusted EBITDA	$20,838	$27,832	$17,530
Adjusted EBITDA Margin(1)	14%	24%	23%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue excluding other non-operating items ($20,838 / $151,312) for the year ended December 31, 2021, ($27,832 / $117,014) for the year ended December 31, 2020, and ($17,530 /$77,486) for the year ended December 31, 2019.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS for the years ended December 31, 2021, 2020, and 2019. Note that totals may not sum due to rounding:

	Year ended December 31,
	2021	2020	2019
Earnings (loss) per share - basic (GAAP)	$0.28	$0.55	$0.24
Add: equity-based compensation(1)	0.20	0.13	0.04
Adjusted EPS (non-GAAP)	$0.48	$0.68	$0.28

(1) Calculated as equity-based compensation divided by the weighted average of Class A and Class B shares outstanding during the period 2021 - [$7.3 million / ( 19.2 million + 17.7 million ) 2020 - [ $4.7 million / ( 16.8 million + 19.7 million )] 2019 - [ $1.5 million / ( 14.9 million + 21.4 million )]

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the years ended December 31, 2021, December 31, 2020, and December 31, 2019. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP. For further discussion regarding our consolidated results of operations for the year ended December 31, 2020 as compared to the year ended

December 31, 2019, refer to "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The following table summarizes our results of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021		2020		2019
Revenues:
Commissions and agency fees	$82,651	54%	$71,811	61%	$46,366	60%
Franchise revenues	67,508	45%	44,390	38%	30,503	39%
Interest income	1,153	1%	813	1%	617	1%
Total revenues	151,312	100%	117,014	100%	77,486	100%
Operating Expenses:
Employee compensation and benefits	93,038	66%	66,819	69%	41,715	66%
General and administrative expenses	41,729	29%	25,532	26%	19,042	30%
Bad debts	2,999	2%	1,576	2%	725	1%
Depreciation and amortization	4,873	3%	3,147	3%	1,931	3%
Total operating expenses	142,639	100%	97,074	100%	63,413	100%
Income from operations	8,673		19,940		14,073
Other Income:
Other income	185		90		—
Interest expense	(2,854)		(2,310)		(2,387)
Income before taxes	6,004		17,720		11,686
Tax expense (benefit)	(2,292)		(1,035)		1,304
Net Income	8,296		18,755		10,382
Less: net income attributable to non-controlling interests	2,893		9,468		6,815
Net Income attributable to Goosehead Insurance Inc.	$5,403		$9,287		$3,567
Revenues
In 2021, revenue increased by 29% to $151.3 million from $117.0 million in 2020.
Commissions and agency fees
Commissions and agency fees consist of Core Revenue from New Business Commissions, Renewal Commissions, and Agency Fees, and Ancillary Revenue from Contingent Commissions generated from the Corporate Channel and Franchise Channel and other income.

The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31
	2021		2020		2019
Core Revenue:
Renewal Commissions	$39,111	47%	$28,891	40%	$22,924	49%
New Business Commissions	22,108	27%	17,324	24%	11,961	26%
Agency Fees	11,506	14%	8,921	13%	6,058	13%
Total	72,725	88%	55,136	77%	40,943	88%
Ancillary Revenue:
Contingent Commissions	9,926	12%	16,675	23%	5,423	12%
Commissions and agency fees	$82,651	100%	$71,811	100%	$46,366	100%

Renewal Commissions increased by $10.2 million, or 35%, to $39.1 million for the year ended December 31, 2021 from $28.9 million for the year ended December 31, 2020. These increases are primarily attributable to an increase in the number of policies in the renewal term at December 31, 2021 compared to December 31, 2020.
New Business Commissions increased by $4.8 million, or 28%, to $22.1 million for the year ended December 31, 2021 from $17.3 million for the year ended December 31, 2020. Revenue from Agency Fees increased by $2.6 million, or 29%, to $11.5 million for the year ended December 31, 2021 from $8.9 million for the year ended December 31, 2020. These increases were primarily attributable to an increase in total sales agent head count to 506 at December 31, 2021, from 364 at December 31, 2020, a 39% increase.
Revenue from Contingent Commissions decreased by $6.7 million, or (40)%, to $9.9 million for the year ended December 31, 2021, from $16.7 million for the year ended December 31, 2020. The decrease is primarily attributable to the increase in loss ratios in our book of business with the Carriers that offer contingency programs.

Franchise Revenues
Franchise Revenues consist of Core Revenues from Royalty Fees, Cost Recovery Revenues from Initial Franchise Fees, and Ancillary Revenues from Interest Income.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2021		2020		2019
Core Revenues:
Renewal Royalty Fees	$46,079	68%	$29,309	65%	$19,462	65%
New Business Royalty Fees	14,616	22%	10,623	24%	7,149	23%
Total	60,695	90%	39,932	89%	26,611	88%
Cost Recovery Revenues:
Initial Franchise Fees	6,516	10%	4,236	10%	3,784	12%
Ancillary Revenues:
Other Franchise Revenues	297	—%	222	1%	108	—%
Franchise revenues	$67,508	100%	$44,390	100%	$30,503	100%

Revenue from Renewal Royalty Fees increase by $16.8 million, or 57%, to $46.1 million, for the year ended December 31, 2021 from $29.3 million for the year ended December 31, 2020. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term, and the higher Royalty Fee rate on renewal business compared to new business (50% vs. 20%, respectively).

Revenue from New Business Royalty Fees increased by $4.0 million, or 38%, to $14.6 million for the year ended December 31, 2021 from $10.6 million for the year ended December 31, 2020. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises at December 31, 2021 compared to December 31, 2020.
Initial Franchise Fee revenue increased approximately $2.3 million, or 54%, to $6.5 million for the year ended December 31, 2021 from $4.2 million for the year ended December 31, 2020. The primary driver of the increase in Initial Franchise Fees was the increase in total franchises.
Interest Income
Interest Income increased $0.4 million, or 42% to $1.2 million for 2021 from $0.8 million for 2020. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $26.2 million, or 39%, to $93.0 million for 2021 from $66.8 million for 2020. This was attributable to an increase in total headcount from 2020 to 2021, as well as additional stock options granted during 2021.
General and administrative expenses
General and administrative expenses increased by $16.2 million, or 63%, to $41.7 million for 2021 from $25.5 million for 2020. This increase was attributable to travel expenses related to the ease of travel restrictions in 2021 and increases in expenses related to continued development of technology. The remainder of the increase is attributable to higher costs associated with an increase in operating franchises and employees.
Bad debts
Bad debts increased by $1.4 million, or 90%, to $3.0 million for 2021 from $1.6 million for 2020. This increase was primarily attributable to increases in Agency Fees sold by the company.
Depreciation and amortization
Depreciation and amortization increased by $1.7 million, or 55%, to $4.9 million for 2021 from $3.1 million for 2020. This increase was primarily attributable to the increase in fixed assets during the same period, including a full year of depreciation on the fixed assets put in place in connection with the additional hiring and lease space taken during the year.
Other income (expense)
During 2021 the Company had other income of $185,000 related to franchise transfer fees and sublease income, compared to $90,000 in 2020.
Interest expense
Interest expenses increased by $0.6 million, or 24%, to $2.9 million for 2021 from $2.3 million for 2020. This increase is attributable to an increase in the average debt balance during the year.

Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our Corporate Channel and our Franchise Channel. Our primary cash flow activities involve: (1) generating cash flow from Corporate Channel operations, which largely includes Renewal Revenue (Corporate) and New Business Revenue (Corporate); (2) generating cash flow from Franchise Channel operations, which largely includes Royalty Fees and Initial Franchise Fees; (3) making distributions to the Goosehead Management Holders and Texas Wasatch Holders; and (4) borrowings, interest payments and repayments under our Credit Agreement. As of

December 31, 2021, our unrestricted cash and cash equivalents, and restricted cash was $30.5 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service and distributions to our owners.
Credit agreement
See "Note 9. Debt" in the consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated:

	Year Ended December 31
	2021	2020	2019
Net cash provided by operating activities	$35,444	$24,643	$21,241
Net cash used for investing activities	(15,375)	(10,333)	(4,078)
Net cash used for financing activities	(15,826)	(3,334)	(20,914)
Net increase (decrease) in cash and cash equivalents	4,243	10,976	(3,751)
Cash and cash equivalents, and restricted cash, beginning of period	26,236	15,260	19,011
Cash and cash equivalents, and restricted cash, end of period	$30,479	$26,236	$15,260

Operating activities
Net cash provided by operational activities was $35.4 million for 2021 as compared to net cash provided by operational activities of $24.6 million for 2020. This increase in net cash provided by operational activities was primarily attributable to a $17.6 million increase in cash provided by commissions and fees receivable, offset by a $10.5 million decrease in net income.
Investing activities
Net cash used in business investment activities was $15.4 million for 2021 as compared to net cash used in business investment activities of $10.3 million for 2020. This increase in net cash used in business investment activities was primarily attributable to intangible assets growth related to investments in the digital agent, as well as fixed asset growth directly related to headcount increases and additional office space buildout during the year.
Financing activities
Net cash used in financing activities was $15.8 million for 2021 as compared to net cash used by financing activities of $3.3 million for 2020. This increase in net cash used financing activities is due to the $20.2 million decrease in proceeds received from notes payable during 2021, offset by a $23.5 million decrease in repayments made on notes payable and a $15.3 million increase in distributions and dividends paid during 2021.
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
Holders of Goosehead Financial, LLC Units (other than Goosehead Insurance, Inc.) may, subject to certain conditions and transfer restrictions described above, redeem or exchange their LLC Units for shares of Class A common stock of Goosehead Insurance, Inc. on a one-for-one basis. Goosehead Financial, LLC has made an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units for shares of Class A common stock occurs, which has resulted and is expected to result in increases to the tax basis of the assets of Goosehead Financial, LLC at the time of a redemption or exchange of LLC Units. Prior redemptions and exchanges have resulted, and we expect future redemptions and exchanges will result in increases in the tax basis of the tangible and intangible assets of Goosehead Financial, LLC. These increases in tax basis have reduced the amount of tax we are required to pay, and may reduce the amount of tax that Goosehead Insurance, Inc. would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the Pre-IPO LLC Members that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets resulting from (a) the purchase of LLC Units from any of the Pre-IPO LLC Members using the net proceeds from any future offering, (b) redemptions or exchanges by the Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or (c) payments under the tax receivable agreement and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. This payment obligation is an obligation of Goosehead Insurance, Inc. and not of Goosehead Financial, LLC. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Goosehead Insurance, Inc. (calculated with certain assumptions) to the amount of such taxes that Goosehead Insurance, Inc. would have been required to pay had there been no increase to the tax basis of the assets of Goosehead Financial, LLC as a result of the redemptions or exchanges and had Goosehead Insurance, Inc. not entered into the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis from future purchases, redemptions or exchanges, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. See "Item 13. Certain relationships and related transactions, and director independence". We historically accounted, and anticipate that we will continue to account for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from redemptions or exchanges as follows:
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of December 31, 2021, aggregated by type.

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$59,673	$5,680	$14,974	$15,000	$24,019
Debt obligations payable(2)	98,750	4,375	26,250	68,125	—
Interest expense(3)	1,460	115	1,345	—	—
Liabilities under tax receivable agreement(4)	100,959	—	10,521	11,436	79,002
Total	$260,842	$10,170	$53,090	$94,561	$103,021
(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $4.8 million, $1.9 million, and $1.6 million for year ending December 31, 2021, 2020, and 2019.
(2)The Company refinanced its credit facilities on July 21, 2021 in the form of a $100 million term loan and $50 million revolving credit facility, of which $25 million was drawn as of December 31, 2021.
(3)Interest payments on our outstanding debt obligations under our Credit Agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of December 31, 2021.
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
Under the new standard, certain costs to obtain or fulfill a contract that were previously expensed as incurred have been capitalized. The Company capitalizes the incremental costs to obtain contracts primarily related to commission payments. These deferred costs are amortized over the expected life of the underlying franchise fee, and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2021.
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

The actual increase in tax basis from future redemptions and exchanges, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions, exchanges or purchases of the LLC Units held by Pre-IPO LLC Members, the price of our Class A common stock at the time of the purchase, redemption or exchange, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that we generate in the future, the tax rates then applicable and the portion of our payments under the tax receivable agreement constituting imputed interest.
As of December 31, 2021, as a result of the prior redemptions of LLC Units, we recognized liabilities totaling $101.0 million relating to our obligations under the Tax Receivable Agreement.
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
The Company represents over 145 Carriers, of which 53 provide national coverage. During 2021, two carriers represented more than 10% of total revenue at 17% and 11%.
As of December 31, 2021, we had $123.8 million of borrowings outstanding under our Credit Agreement which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated financial statements.

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Goosehead Insurance, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Goosehead Insurance, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Commissions revenue consists of commissions earned from insurance carriers for services performed on behalf of the insured in the placement of insurance policies both for the initial placement of the policies and the subsequent renewals of those policies. Commissions revenue is recorded at a point in time on the effective date of the policy. Franchise revenues consist of royalty fees earned by the Company for providing initial training, onboarding, ongoing support and use of the Company’s business operations over the period of the franchise agreement based on a percentage of commissions earned by franchisees from insurance carriers. Royalty fees revenue is recognized over time under the sales- and usage-based exception on the effective date of policies placed by franchisees. The Company estimates the amount of commissions and royalty fees revenue to recognize on the effective date a policy is placed into service based on estimates of premiums placed, policy changes, and cancellations, net of a constraint. Management adjusts its estimates of revenue recognized for commissions and royalty fees based on cash collections during the terms of the policies. For the year ended December 31, 2021, commissions and agency fees was $82.7 million, of which $61.2 million relates to new and renewal commissions. For the year ended

December 31, 2021, franchise revenue was $67.5 million, of which $61.0 million relates to new and renewal royalty fees.
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
February 25, 2022
We have served as the Company's auditor since 2017.

Goosehead Insurance, Inc.
Consolidated statements of operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Commissions and agency fees	$82,651	$71,811	$46,366
Franchise revenues	67,508	44,390	30,503
Interest income	1,153	813	617
Total revenues	151,312	117,014	77,486
Operating Expenses:
Employee compensation and benefits	93,038	66,819	41,715
General and administrative expenses	41,729	25,532	19,042
Bad debts	2,999	1,576	725
Depreciation and amortization	4,873	3,147	1,931
Total operating expenses	142,639	97,074	63,413
Income from operations	8,673	19,940	14,073
Other Income:
Other income	185	90	—
Interest expense	(2,854)	(2,310)	(2,387)
Income before taxes	6,004	17,720	11,686
Tax expense (benefit)	(2,292)	(1,035)	1,304
Net Income	8,296	18,755	10,382
Less: net income attributable to non-controlling interests	2,893	9,468	6,815
Net Income attributable to Goosehead Insurance Inc.	$5,403	$9,287	$3,567

Earnings per share:
Basic	$0.28	$0.55	$0.24
Diluted	$0.26	$0.51	$0.22
Weighted average shares of Class A common stock outstanding
Basic	19,181	16,785	14,864
Diluted	20,813	18,383	16,100

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated balance sheets
(In thousands, except share and par value amounts)

	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$28,526	$24,913
Restricted cash	1,953	1,323
Commissions and agency fees receivable, net	12,056	18,604
Receivable from franchisees, net	493	2,100
Prepaid expenses	4,785	3,705
Total current assets	47,813	50,645
Receivable from franchisees, net of current portion	29,180	18,179
Property and equipment, net of accumulated depreciation	24,933	16,650
Right-of use asset	32,656	22,513
Intangible assets, net of accumulated amortization	2,798	549
Deferred income taxes, net	125,676	73,363
Other assets	4,742	3,938
Total assets	$267,798	$185,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$10,502	$8,101
Premiums payable	1,953	1,323
Lease liability	4,893	3,203
Contract liabilities	6,054	4,233
Note payable	4,375	3,500
Total current liabilities	27,777	20,360
Lease liability, net of current portion	47,335	32,933
Note payable, net of current portion	118,361	79,408
Contract liabilities, net of current portion	42,554	29,968
Liabilities under tax receivable agreement, net of current portion	100,959	61,572
Total liabilities	336,986	224,241
Commitments and contingencies (see notes 9, 15, and 17)
Class A common stock, $0.01 par value per share 300,000,000 shares authorized, 20,198,005 shares issued and outstanding as of December 31, 2021, 18,303,649 issued and outstanding as of December 31, 2020	200	183
Class B common stock, $0.01 par value per share - 50,000,000 shares authorized, 16,909,343 issued and outstanding as of December 31, 2021, 18,446,689 issued and outstanding as of December 31, 2020	170	184
Additional paid in capital	46,281	29,371
Accumulated deficit	(60,671)	(34,614)
Total stockholders' equity and members' deficit	(14,020)	(4,876)
Non-controlling interests	(55,168)	(33,528)
Total equity	(69,188)	(38,404)
Total liabilities and equity	$267,798	$185,837
See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statement of stockholders’ equity
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2019	13,799	22,486	138	224	11,899	(20,761)	(8,500)	(16,703)	(25,203)
Cumulative effect of adoption of the revenue recognition standard	—	—	—	—		(517)	(517)	(841)	(1,358)
Distributions	—	—	—	—	—	—	—	(3,739)	(3,739)
Dividends declared	—	—	—	—	—	(5,962)	(5,962)	(9,038)	(15,000)
Net income	—	—	—	—	—	3,567	3,567	6,815	10,382
Equity-based compensation	—	—	—	—	1,526	—	1,526	—	1,526
Redemption of LLC Units	1,431	(1,431)	14	(14)	(1,368)	—	(1,368)	1,368	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	2,060	—	2,060	—	2,060
Activity under employee stock purchase plan	8	—	—	—	325	—	325	—	325
Reallocation of Non-controlling interest	—	—	—	—	—	(138)	(138)	138	—
Balance December 31, 2019	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2020	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)
Distributions	—	—	—	—	—	—	—	(2,697)	(2,697)
Dividends declared	—	—	—	—	—	(19,895)	(19,895)	(22,105)	(42,000)
Net income	—	—	—	—	—	9,287	9,287	9,468	18,755
Exercise of stock options	450	—	5	—	4,493	—	4,498	—	4,498
Equity-based compensation	—	—	—	—	4,745	—	4,745	—	4,745
Activity under employee stock purchase plan	8	—	—	—	542	—	542	—	542
Redemption of LLC Units	2,608	(2,608)	26	(26)	(3,525)	—	(3,525)	3,525	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	8,674	—	8,674	86	8,760
Reallocation of Non-controlling interest	—	—	—	—	—	(195)	(195)	195	—
Balance December 31, 2020	18,304	18,447	183	184	29,371	(34,614)	(4,876)	(33,528)	(38,404)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2021	18,304	18,447	183	184	29,371	(34,614)	(4,876)	(33,528)	(38,404)
Dividends declared	—	—	—	—	—	(31,657)	(31,657)	(28,343)	(60,000)
Net income	—	—	—	—	—	5,403	5,403	2,893	8,296
Exercise of stock options	349	—	3	—	3,792	—	3,795	—	3,795
Equity-based compensation	—	—	—	—	7,292	—	7,292	—	7,292
Activity under employee stock purchase plan	7	—	—	—	796	—	796	—	796
Redemption of LLC Units	1,538	(1,538)	14	(14)	(3,728)	—	(3,728)	3,728	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	8,758	—	8,758	279	9,037
Reallocation of Non-controlling interest	—	—	—	—	—	197	197	(197)	—
Balance December 31, 2021	20,198	16,909	200	170	46,281	(60,671)	(14,020)	(55,168)	(69,188)

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statements of cash flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$8,296	$18,755	$10,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,117	3,570	2,145
Bad debt expense	2,999	1,576	725
Equity based compensation	7,292	4,745	1,526
Impact of tax receivable agreement	40,759	48,760	11,676
Deferred income taxes	(43,277)	(49,066)	(11,382)
Noncash lease expense	5,949	13,623	—
Changes in operating assets and liabilities:
Receivable from franchisees	(10,599)	(7,085)	(5,161)
Commissions and agency fees receivable	4,722	(12,909)	2,474
Prepaid expenses	(1,080)	(1,718)	(877)
Other assets	(805)	(2,581)	(346)
Accounts payable and accrued expenses	2,956	2,541	913
Deferred rent	—	(7,365)	2,389
Contract liabilities	14,407	11,406	6,281
Premiums payable	629	400	547
Unearned revenue	—	—	(51)
Payments pursuant to the tax receivable agreement	(1,921)	(9)	—
Net cash provided by operating activities	35,444	24,643	21,241
Cash flows from investing activities:
Proceeds from notes receivable	32	35	19
Purchase of software	(2,669)	(393)	(403)
Purchase of property and equipment	(12,738)	(9,975)	(3,694)
Net cash used for investing activities	(15,375)	(10,333)	(4,078)
Cash flows from financing activities:
Debt issuance cost	(666)	(677)	—
Repayment of note payable	(4,369)	(27,821)	(2,500)
Proceeds from notes payable	44,619	64,821	—
Proceeds from the issuance of Class A common stock	4,590	5,040	325
Member distributions and dividends to stockholders	(60,000)	(44,697)	(18,739)
Net cash used for financing activities	(15,826)	(3,334)	(20,914)
Net increase (decrease) in cash and cash equivalents, and restricted cash	4,243	10,976	(3,751)
Cash and cash equivalents, and restricted cash, beginning of period	26,236	15,260	19,011
Cash and cash equivalents, and restricted cash, end of period	$30,479	$26,236	$15,260

Supplemental disclosure of cash flow data:
Cash paid during the year for interest	$2,351	$1,887	$2,173
Cash paid for income taxes	272	270	1,175
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
The operations of the corporate-owned units are recorded in Texas Wasatch Insurance Services, L.P. (“TWIS”)—a Texas limited partnership headquartered in Westlake, TX and operating since 2003. TWIS is a wholly owned subsidiary of GF. The Company had fifteen corporate-owned locations in operation at December 31, 2021, nine at December 31 2020, and seven at 2019.
The operations of the franchise units are recorded in Goosehead Insurance Agency, LLC (“GIA”)—a Delaware limited liability company headquartered in Westlake, TX and operating since 2011. GIA is 100% owned by Goosehead Insurance Holdings ("GIH"), which is 100% owned by GF. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During years ended December 31, 2021, 2020, and 2019, the Company onboarded 405, 337, and 247 franchise locations, respectively and had 1,198, 891, and 614 operating franchise locations as of December 31, 2021, 2020 and 2019 respectively. No franchises were purchased by the Company during the years ended December 31, 2021, 2020, and 2019.
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

2. Basis of presentation and significant accounting policies
Basis of Presentation
The accompanying audited consolidated financial statements of GSHD and our subsidiaries are presented in accordance with the rules and regulations of the SEC for annual reports on Form 10-K and are prepared in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
Impact of the coronavirus (“COVID-19”) pandemic
To date, the pandemic has not increased our costs of or access to capital under our term note and revolving credit facility, and we do not believe it is reasonably likely to do so in the future. In addition, we do not believe that the pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including under our term note and revolving credit facility. To date, the pandemic has not impacted the collectability of receivables or adversely affected our ability to generate new business, add new franchises, or retain existing franchises or policies.Changes in consumer behavior linked to the COVID-19 pandemic may have contributed to reduced loss ratios through the twelve months ended December 31, 2020, increasing the amount of revenue from Contingent Commissions the Company received. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
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
Restricted cash
The Company holds premiums received from the insured, but not yet remitted to the insurance carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $2.0 million and $1.3 million as of December 31, 2021 and 2020, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	December 31, 2021
	2021	2020	2019
Cash and cash equivalents	$28,526	$24,913	$14,337
Restricted cash	1,953	1,323	923
Cash and cash equivalents, and restricted cash	$30,479	$26,236	$15,260

Commissions and agency fees receivable
Upon issuance of a new policy, the Company typically collects the first premium payment from the insured, and then will remit the full premium amount to the insurance carriers. The insurance carriers collect the remaining premiums directly from the insureds and remit the applicable commissions to the Company. Accordingly, as reported in the accompanying consolidated balance sheet, commissions are receivables from the insurance carriers. These direct-bill arrangements consist of a high volume of transactions with small premium amounts, with the billing controlled by the insurance carriers. The income statement and balance sheet effects of the commissions are recorded at the contract effective date and generally are based on a percentage of premiums for insurance coverage. During 2021, the Company wrote with over 145 insurance carriers, of which 53 provided national coverage. In 2021, two carriers represented more than 10% of total revenue at 17% and 11%. In 2020, three carriers represented more than 10% of total revenue at 20%, 13%, and 12%. In 2019, two carriers represented more than 10% of total revenue at 16% and 10%.
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
Franchise fees receivable
At the start date of the franchise agreement, an entry to franchise fees receivable is recorded along with an entry for a contract liability, to be amortized to franchise fees within Franchise revenues over the 10-year life of the franchise contract. Franchisees have the option to pay the full amount of franchise fees up front or to pay a deposit up front and the remaining balance by payment plan over time. The franchisees that elect to pay the initial franchise fee over a term extending greater than one year pay in total an amount that exceeds the amount due had they paid the full amount up front. As such, the payment plan option is treated as a zero-interest rate note, which creates an imputation of interest. The imputed interest is recorded as a discount on the franchise fee receivable and amortized using the effective interest rate method over the life of the payment plan. The amount of interest recorded in 2021, 2020, and 2019 related to franchise fees on a payment plan was $1.1 million, $0.8 million, and $0.6 million, respectively, and is included in Interest income.
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
Revenue recognition
The adoption of ASC 606 on January 1, 2019 has increased the significance of judgments and estimates management must make to apply the guidance. In particular, judgments related to the amount of variable revenue consideration to ultimately be received on commission revenue, royalty fees, and contingent commissions, which were previously recognized when the Company received notification from the insurance carrier, now require significant judgments and estimates. The Company adjusts its estimates of revenue recognized for commissions and royalty fees based on cash collections during the terms of the policies.
Under the new standard, certain costs to obtain or fulfill a contract that were previously expensed as incurred have been capitalized. The Company capitalizes the incremental costs to obtain contracts primarily related to commission payments. These deferred costs are amortized over the expected life of the underlying franchise fee, and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2021.

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
Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2021, 2020, and 2019 was $1.3 million, $0.9 million, and $0.8 million.
Recently adopted accounting pronouncements
Simplifying the Accounting for Income Taxes (ASU 2019-12): In 2019, the Financial Accounting Standards Board issued ASU 2019-12 to simplify the accounting for income taxes. The guidance primarily addresses how to (1) recognize a deferred tax liability after we transition to or from the equity method of accounting, (2) evaluate if a step-up in the tax basis of goodwill is related to a business combination or is a separate transaction, (3) recognize all of the effects of a change in tax law in the period of enactment, including adjusting the estimated annual tax rate, and (4) include the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income for hybrid tax regimes. We adopted the guidance in the first quarter of 2021. The adoption did not have a material impact on our consolidated financial statements or related disclosures.
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
3. Revenues
Commissions and agency fees
The Company earns new and renewal commissions paid by insurance Carriers and fees paid by its clients for the binding of insurance coverage. The transaction price is set as the estimated commissions to be received over the term of the policy based on an estimate of premiums placed, policy changes and cancellations, net of a constraint.

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

Contingent commission revenue is generated from contracts between the Company and insurance carriers, for which the Company is compensated for certain growth, profitability, or other performance-based metrics. The performance obligations for contingent commissions will vary by contract, but generally include the Company increasing profitable written premium with the insurance carrier. The transaction price for Contingent Commissions is estimated based on all available information and is recognized over time as the Company completes its performance obligations, net of constraint, as the underlying policies are placed.
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
Incremental cost to obtain - The adoption of ASC 340 resulted in the Company deferring certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Franchise Channel, in which the Company pays an incremental amount of compensation on new franchise agreements. These incremental costs are deferred and amortized over a 10-year period, which is consistent with the term of the contract. The balance of cost to obtain is included with Other assets on the Consolidated Balance Sheets.

Costs to fulfill - The Company has evaluated the need to capitalize costs to fulfill customer contracts and has determined that there are no costs that meet the definition for capitalization under ASC 340.

Disaggregation of Revenue
The following tables disaggregates revenue by segment and source (in thousands):

Year Ended December 31, 2021	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$39,111	$39,111
New Business Commissions	—	22,108	22,108
Agency Fees	—	11,506	11,506
Contingent Commissions	7,378	2,548	9,926
Franchise revenues
Renewal Royalty Fees	46,079	—	46,079
New Business Royalty Fees	14,616	—	14,616
Initial Franchise Fees	6,516	—	6,516
Other Franchise Revenues	297	—	297
Interest Income	1,153	—	1,153
Total Revenues	$76,039	$75,273	$151,312

Timing of revenue recognition:
Transferred at a point in time	$—	$72,725	$72,725
Transferred over time	76,039	2,548	78,587
Total Revenues	$76,039	$75,273	$151,312

Year Ended December 31, 2020:	Franchise Channel	Corporate Channel	Total
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$—	$28,891	$28,891
New Business Commissions	—	17,324	17,324
Agency Fees	—	8,921	8,921
Contingent Commissions	10,754	5,921	16,675
Franchise revenues			—
Renewal Royalty Fees	29,309	—	29,309
New Business Royalty Fees	10,623	—	10,623
Initial Franchise Fees	4,236	—	4,236
Other Franchise Revenues	222	—	222
Interest Income	813	—	813
Total Revenues	$55,957	$61,057	$117,014

Timing of revenue recognition:
Transferred at a point in time	$—	$55,136	$55,136
Transferred over time	55,957	5,921	61,878
Total Revenues	$55,957	$61,057	$117,014

Contract Balances

The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	December 31, 2021	December 31, 2020	Increase/(decrease)
Cost to obtain franchise contracts(1)	$1,973	$1,412	$561
Commissions and agency fees receivable, net(2)	12,056	18,604	(6,548)
Receivable from franchisees, net(2)	29,673	20,279	9,394
Contract liabilities(2)(3)	48,608	34,201	14,407
(1) Cost to obtain franchise contracts is included in Other assets on the consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract

Significant changes in contract liabilities are as follows (in thousands):

	December 31, 2021	December 31, 2020
Contract liability at beginning of period	$34,201	$22,795
Revenue recognized during the period	(6,516)	(4,236)
New deferrals(1)	20,923	15,642
Contract liability at end of period	$48,608	$34,201
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

The following table reflects the estimated initial franchise fees (contract liability) to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for the year ended December 31:
2022	$6,054
2023	5,969
2024	5,904
2025	5,767
2026	5,629
Thereafter	19,285
$48,608

4. Franchise fees receivable
The balance of Franchise fees receivable included in receivable from franchisees in the consolidated balance sheets consisted of the following (in thousands):

	December 31
	2021	2020
Franchise fees receivable	$40,171	$25,757
Less: Unamortized discount	(9,518)	(6,553)
Less: Allowance for uncollectible franchise fees	(303)	(149)
Total franchise fees receivable	$30,350	$19,055

Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Allowance for Uncollectible Franchise Fees:
Balance at December 31, 2019	$52
Charges to bad debts	387
Write offs	(290)
Balance at December 31, 2020	149
Charges to bad debts	1,173
Write offs	(1,019)
Balance at December 31, 2021	$303

5. Allowance for uncollectible agency fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Allowance for Uncollectible Agency Fees:
Balance at December 31, 2019	$178
Charges to bad debts	1,189
Write offs	(899)
Balance at December 31, 2020	$468
Charges to bad debts	1,826
Write offs	(1,805)
Balance at December 31, 2021	$489

6. Property and equipment
Property and equipment consisted of the following at (in thousands):

	December 31,
	2021	2020
Furniture & fixtures	$7,283	$4,404
Computer equipment	3,369	2,453
Network equipment	514	352
Phone system	937	937
Leasehold improvements	25,115	16,534
Total	37,218	24,680
Less accumulated depreciation	(12,285)	(8,030)
Property and equipment, net	$24,933	$16,650

Depreciation expense was $4.5 million, $2.9 million, and $1.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

7. Intangible assets
Intangible assets consisted of the following (in thousands):

	December 31,		Weighted average amortization period (years)
	2021	2020
Computer software & web domain	$4,168	$1,473	3.01
Less accumulated amortization	(1,370)	(924)
Intangible assets, net	$2,798	$549
Amortization expense was $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Expected amortization over the next five years is as follows:

Amount
Year Ending December 31,
2022	$577
2023	969
2024	739
2025	512
2026 and thereafter	1
Total	$2,798

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

Matching contributions may be changed at the discretion of the Company. Company contributions totaled $1.0 million, $0.8 million, and $0.6 million for the years ended December 31, 2021, 2020, and 2019.
9. Debt
On July 21, 2021, the Company refinanced its $25.0 million revolving credit facility and $80.0 million term note payable to a $50.0 million revolving credit facility and $100.0 million term note payable in order to obtain a more favorable interest rate on the outstanding debt. The Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities an additional $25.0 million.
The $50.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At December 31, 2021, the Company had $25.0 million drawn against the revolver. At December 31, 2021, the Company had a letter of credit of $167 thousand applied against the maximum borrowing availability, thus amounts available to draw totaled $24.8 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions. Interest payment on the revolving credit facility totaled $0.4 million, $0.1 million, and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The $100.0 million term note accrues interest at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of December 31, 2021, the Company was in the greater than 3.50x leverage ratio tranche, accruing interest of LIBOR plus 2.50%. The aggregate principal amount of the term note as of December 31, 2021 is $98.8 million, payable in quarterly installments of $0.6 million for the first twelve months, $1.3 million for the next twelve months, $1.9 million for the next twelve months, and $2.5 million for the last twelve months, with a balloon payment on June 21, 2026.The term note is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps
Maturities of the term note payable for the next five calendar years as of December 31, 2021 are as follows (in thousands):

Amount
2022	$4,375
2023	6,875
2024	9,375
2025	10,000
2026	68,125
Total	$98,750
The $25.0 million drawn against the revolver is coterminous with the term loan and is due in full on June 21, 2026.
Loan origination fees of $1.0 million at December 31, 2021 are reflected as a reduction to the note balance and are amortized through interest expense.
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of December 31, 2021, the Company was in compliance with these covenants.
Because of both instruments’ origination date and variable interest rate, the note payable balance at December 31, 2021 and December 31, 2020, approximates fair value using Level 2 inputs, described below.
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
Income tax expense
The components of income tax expense are as follows (in thousands):

	Year Ended December 31
	2021	2020	2019
Current income taxes
Federal	$—	$(1,719)	$735
State and local	226	373	283
Total current income taxes	226	(1,346)	1,018
Deferred income taxes
Federal	(4,316)	217	260
State and local	1,798	94	26
Total deferred income taxes	(2,518)	311	286
Income tax expense (benefit)	$(2,292)	$(1,035)	$1,304

A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows (in thousands):

	Year Ended December 31
	2021	2020	2019
Income before taxes	$6,004	$17,720	$11,686

Income taxes at U.S. federal statutory rate	1,261	3,720	2,454
Tax on income not subject to entity level federal income tax	(617)	(2,264)	(1,453)
Permanent Differences:
Non-deductible stock compensation costs	(4,530)	(3,004)	—
Non-deductible employee moving expenses	6	1	—
Meals & Entertainment	25	47	61
State income tax, net of federal benefit	1,553	524	236
Other Reconciling items:
Other	10	(59)	6
Income tax expense (benefit)	$(2,292)	$(1,035)	$1,304

Deferred tax assets and liabilities
The components of deferred tax assets are as follows (in thousands):

	December 31, 2021	December 31, 2020
Net operating loss carryforwards	$8,929	$703
Investment in flow-through entity	116,747	72,660
Net deferred tax asset	$125,676	$73,363

GSHD has income tax net operating loss carryforwards for federal and state purposes of $40.2 million and $5.5 million (post apportionment pre-tax), respectively. The federal net operating loss carryforwards are carried forward indefinitely and the state net operating loss carryforwards begin to expire in 2041.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of December 31, 2021.
Tax Receivable Agreement
GF has made an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units and corresponding Class B common stock for shares of Class A common stock occurs. Prior redemptions and exchanges have resulted, and future redemptions or exchanges are expected to result in tax basis adjustments to the assets of GF that will be allocated to the Company and thus produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. These tax basis adjustments have reduced the amount of tax we are required to pay, and are expected to reduce the amount of tax that GSHD would otherwise be required to pay in the future.
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
During the years ended December 31, 2021, 2020 and 2019, an aggregate of 1.5 million, 2.6 million and 1.4 million LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly-issued shares of Class A common stock. In connection with these redemptions, we received 1.5 million, 2.6 million and 1.4 million LLC Units, which resulted in an increase in the tax basis of our investment in GF subject to the provisions of the Tax Receivable Agreement. We recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. As of December 31, 2021 and 2020, the total amount of TRA Payments due to the Pre-IPO LLC Members under the Tax Receivable Agreement was $101.0 million and $62.1 million, respectively, of which $0.0 million and $0.5 million, respectively, was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet.

11. Stockholder's equity
Class A Common Stock
GSHD has a total of 20,198 thousand and 18,304 thousand shares of its Class A common stock outstanding at December 31, 2021 and 2020, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.

Class B Common Stock
GSHD has a total of 16,909 thousand and 18,447 thousand shares of its Class B common stock outstanding at December 31, 2021 and 2020, respectively. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's stockholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the year ended December 31, 2021, 2020, and 2019, divided by the basic weighted average number of Class A common stock as of December 31, 2021 and 2020 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS (in thousands):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Income (loss) before taxes	$6,004	$17,720	$11,686
Less: income (loss) before taxes attributable to non-controlling interests	2,893	9,468	6,956
Income (loss) before taxes attributable to GSHD	3,111	8,252	4,730
Less: income tax expense attributable to GSHD	(2,292)	(1,035)	1,163
Net income (loss) attributable to GSHD	$5,403	$9,287	$3,567
Denominator:
Weighted average shares of Class A common stock outstanding - basic	19,181	16,785	14,864
Effect of dilutive securities:
Stock options	1,632	1,598	1,236
Weighted average shares of Class A common stock outstanding - diluted	20,813	18,383	16,100

Earnings per share of Class A common stock - basic	$0.28	$0.55	$0.24
Earnings per share of Class A common stock - diluted	$0.26	$0.51	$0.22

12. Non-controlling interest
Non-Controlling Interests
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
On a quarterly basis, GF makes distributions to the LLC Unit holders on a pro rata basis. For the year ended December 31, 2021, GF made no distributions. For the year ended December 31, 2020, GF made distributions of $4.8 million, of which $2.7 million were made to Pre-IPO LLC Members. The remaining $2.2 million were made to GSHD and were eliminated in consolidation.
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
During 2021 and 2020, an aggregate of 1.5 million and 2.6 million LLC Units, respectively, were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, we issued 1.5 million and 2.6 million shares of Class A common stock in connection with these redemptions and received 1.5 million and 2.6 million LLC Interests, increasing our ownership interest in GF LLC. Simultaneously, and in connection with these redemptions, 1.5 million and 2.6 million shares of Class B common stock were surrendered and canceled.

The following table summarizes the ownership interest in GF as of December 31, 2021 and 2020 (in thousands).

	December 31, 2021		December 31, 2020
	LLC Units	Ownership %	LLC Units	Ownership %
Number of LLC Units held by GSHD	20,198	54.4%	18,304	49.8%
Number of LLC Units held by non-controlling interest holders	16,909	45.6%	18,447	50.2%
Number of LLC Units outstanding	37,107	100.0%	36,751	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the years ended December 31, 2021 and 2020 was 48.0% and 54.0%, respectively. All net income prior to the Offering is attributed to non-controlling interest holders.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net Income attributable to Goosehead Insurance Inc.	$5,403	$9,287	$3,567
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(3,728)	(3,525)	(1,368)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	796	542	325
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$2,471	$6,304	$2,524

13. Equity-based compensation
A summary of equity-based compensation expense during the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	$7,292	$4,745	$1,526
Equity-based compensation expense	$7,292	$4,745	$1,526

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
In April 2018, GSHD adopted the Omnibus Incentive Plan, which reserved 1.5 million shares of Class A Common Stock for delivery to directors, officers, and managing directors in connection with future awards granted under the plan. GSHD also adopted an Employee Stock Purchase Plan ("ESPP"), which reserved 20 thousand shares of Class A Common Stock for delivery to employees. On March 7, 2019, GSHD’s Board of Directors amended the Omnibus Incentive Plan, increasing the number of shares available under the plan to 3.0 million shares. On the same date, GSHD’s Board of Directors approved an increase in the total number of shares available under the ESPP to 30 thousand shares. There were 21 thousand and 13 thousand shares outstanding related to the Employee Stock Purchase Plan at December 31, 2021 and 2020.
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
On January 4, 2021, the Company granted an additional 153,500 stock options to its Board of Directors and Managing Directors at an exercise price equal to $131.87 per share. The weighted average grant date fair value of $47.43 per option was determined using the Black-Scholes valuation model using the following weighted average assumptions:

Expected volatility	45%
Expected dividend yield	—%
Expected term (in years)	4.25
Risk-free interest rate	0.29%

A summary of stock option activity for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands except per share amounts):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as January 1, 2019	1,650	$10.00	$5,153
Granted	80	34.50	816
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2019	1,730	$11.13	$5,969
Granted	1,010	41.24	16,322
Exercised	(450)	10.00	1,390
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2020	2,290	$24.63	$20,901
Granted	154	131.87	7,280
Exercised	(351)	10.83	1,186
Forfeited	(24)	45.45	370
Expired	—	—	—
Outstanding as of December 31, 2021	2,069	$34.68	$26,625	7.43
Options vested and exercisable as of December 31, 2021	466	$15.38	$2,265	6.38
Options expected to vest as of December 31, 2021	1,603	$40.23	$24,360	7.73

As of December 31, 2021, total unrecognized compensation expense related to unvested stock options was $14.7 million, which is expected to be recognized over a weighted average period of 2.29 years. Cash received from stock option exercises during the year ended December 31, 2021 was $4.6 million.

A summary of unvested stock option activity for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands except per share amounts):

	Stock Options	Weighted Average Grant Date Fair Value
Unvested as January 1, 2019	1,559	$3.13
Vested	(122)	2.96
Granted	80	10.19
Forfeited	—	—
Unvested as of December 31, 2019	1,517	$3.15
Vested	(550)	3.12
Granted	1,010	16.16
Forfeited	—	—
Unvested as of December 31, 2020	1,977	$10.09
Vested	(504)	5.09
Granted	154	47.43
Forfeited	(24)	15.44
Unvested as of December 31, 2021	1,603	$15.20

The total fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $2.6 million, $1.7 million and $0.4 million, respectively.

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
On July 28, 2021 GF approved an extraordinary dividend in the aggregate amount of $60 million payable to holders of LLC Units, including GSHD. The board of directors of the Company subsequently declared an extraordinary dividend of $1.63 (rounded) to all holders of Class A common stock of GSHD with a record date of August 9, 2021, which was paid on August 23, 2021. A summary of the total amounts declared and paid by GF is as follows (in thousands):

	LLC Units held as of August 9, 2021	Dividend Paid
Class A common stockholders	19,429	$31,657
Class B common stockholders via LLC Units held	17,401	28,343
Total	36,830	$60,000

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

15. Leases
Effective January 1, 2020, the Company adopted new guidance that requires lessees to recognize on the Consolidated balance sheets all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (“ROU”) asset. Accordingly, the Company recognized operating lease liabilities and ROU asset of $18.5 million and $11.2 million, respectively, on January 1, 2020. For those leases that fall under the definition of a short-term lease, the Company elected the short-term lease recognition exemption. The adoption of the new lease guidance did not have a material impact on the Company’s Consolidated statements of operations.
At December 31, 2021, Goosehead was obligated under a number of operating leases, exclusively leases for premises and equipment used for business purposes. These leases generally have terms of 7 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. None of these lease agreements impose restrictions on the Company’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements. Certain of these leases contain escalation clauses that will increase rent payments based on maintenance, utility and tax increases, which are non-lease components and variable in nature. The Company elected not to separate lease and non-lease components of a contract for its real estate and equipment leases. As such, real estate lease payments represent payments on both lease and non-lease components.
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
The following table provides information related to the Company’s leases as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Right-of-use assets	$32,656	$22,513

Short term lease liabilities	4,893	3,203
Long term lease liabilities	47,335	32,933
Total lease liabilities	52,228	36,136

Weighted average remaining lease term (in years)	8.10	9.23
Weighted average incremental borrowing rate	3.1%	3.1%

The following is a schedule showing the components of lease cost for the year ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Gross operating lease cost	$4,798	$3,111
Sublease income	(7)	(25)
Net lease cost	$4,791	$3,086

The following is a schedule of supplemental cash flow information related to leases for the year ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(16,092)	$(36,136)

Right of use assets obtained in exchange for lease obligation
Operating leases	$10,143	$22,513

The following is a schedule of future maturity of lease liability as of December 31, 2021 (in thousands):

December 31, 2021
2022	$5,680
2023	7,465
2024	7,509
2025	7,557
2026	7,443
Thereafter	24,019
Total lease payments	59,673
Less: imputed interest	(7,445)
Future maturity of lease liability	$52,228

As of December 31, 2021, the Company had additional future operating lease commitments of $12.6 million that were signed but had not yet commenced. These operating leases will commence between 2022 and 2023 with lease terms up to 7 years.
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

	Franchise Channel	Corporate Channel	Other	Total
Year Ended December 31, 2021
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$39,111	$—	$39,111
Agency Fees	—	11,506	—	11,506
New Business Commissions	—	22,108	—	22,108
Contingent Commissions	7,378	2,548	—	9,926
Total Commissions and Agency Fees	7,378	75,273	—	82,651
Franchise revenue				—
Renewal Royalty Fees	46,079	—	—	46,079
New Business Royalty Fees	14,616	—	—	14,616
Initial Franchise Fees	6,516	—	—	6,516
Other Franchise Revenues	297	—	—	297
Total Franchise Revenue	67,508	—	—	67,508
Interest income				—
Interest Income	1,153	—	—	1,153
Total Interest Income	1,153	—	—	1,153
Total	76,039	75,273	—	151,312
Operating expenses:
Employee compensation and benefits, excluding equity-based compensation	32,975	52,771	—	85,746
General and administrative expenses	18,439	20,504	2,786	41,729
Bad debts	1,173	1,826	—	2,999
Total	52,587	75,101	2,786	130,474
Adjusted EBITDA	23,452	172	(2,786)	20,838
Other income	77	108	—	185
Equity based compensation	—	—	(7,292)	(7,292)
Interest expense	—	—	(2,854)	(2,854)
Depreciation and amortization	(2,965)	(1,908)	—	(4,873)
Taxes	—	—	2,292	2,292
Net income	$20,564	$(1,628)	$(10,640)	$8,296
At December 31, 2021:
Total Assets	$57,164	$43,819	$166,815	$267,798

	Franchise Channel	Corporate Channel	Other	Total
Year Ended December 31, 2020
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$28,891	$—	$28,891
Agency Fees	—	8,921	—	8,921
New Business Commissions	—	17,324	—	17,324
Contingent Commissions	10,754	5,921	—	16,675
Total Commissions and Agency Fees	10,754	61,057	—	71,811
Franchise revenue
Renewal Royalty Fees	29,309	—	—	29,309
New Business Royalty Fees	10,623	—	—	10,623
Initial Franchise Fees	4,236	—	—	4,236
Other Franchise Revenues	222	—	—	222
Total Franchise Revenue	44,390	—	—	44,390
Interest income
Interest Income	813	—	—	813
Total Interest Income	813	—	—	813
Total	55,957	61,057	—	117,014
Employee compensation and benefits, excluding equity-based compensation	26,231	35,843	—	62,074
General and administrative expenses	9,618	12,058	3,856	25,532
Bad debts	387	1,189	—	1,576
Total	36,236	49,090	3,856	89,182
Adjusted EBITDA	19,721	11,967	(3,856)	27,832
Other income (expense)	90	—	—	90
Equity based compensation	—	—	(4,745)	(4,745)
Interest expense	—	—	(2,310)	(2,310)
Depreciation and amortization	(1,775)	(1,372)	—	(3,147)
Taxes	—	—	1,035	1,035
Net income	$18,036	$10,595	$(9,876)	$18,755
At December 31, 2020:
Total Assets	$82,804	$25,609	$77,424	$185,837

	Franchise Channel	Corporate Channel	Other	Total
Year ended December 31, 2019
Revenues:
Commissions and agency fees
Renewal Commissions	$—	$22,924	$—	$22,924
Agency Fees	—	6,058	—	6,058
New Business Commissions	—	11,961	—	11,961
Contingent Commissions	3,530	1,893	—	5,423
Total Commissions and Agency Fees	3,530	42,836	—	46,366
Franchise revenue
Renewal Royalty Fees	19,462	—	—	19,462
New Business Royalty Fees	7,149	—	—	7,149
Initial Franchise Fees	3,784	—	—	3,784
Other Income	108	—	—	108
Total Franchise Revenue	30,503	—	—	30,503
Interest income
Interest Income	617	—	—	617
Total Interest Income	617	—	—	617
Total	34,650	42,836	—	77,486
Employee compensation and benefits, excluding equity-based compensation	16,673	23,516	—	40,189
General and administrative expenses, excluding state franchise tax(1)	7,392	8,769	2,881	19,042
Bad debts	121	604	—	725
Total	24,186	32,889	2,881	59,956
Adjusted EBITDA	10,464	9,947	(2,881)	17,530
Other income (expense)	—	—	—	—
Equity based compensation	—	—	(1,526)	(1,526)
Interest expense	—	—	(2,387)	(2,387)
Depreciation and amortization	(960)	(971)	—	(1,931)
Taxes	—	—	(1,304)	(1,304)
Net income	$9,504	$8,976	$(8,098)	$10,382
At December 31, 2019:
Total Assets	$22,676	$15,127	$26,825	$64,628

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

Item 9. Changes in and disagreements with accountants on accounting and financial statement disclosure
None.

Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report herein.

/s/ Mark E. Jones	/s/ Mark S. Colby
Mark E. Jones	Mark S. Colby
Chairman, Director and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Goosehead Insurance, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Goosehead Insurance, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 25, 2022
Item 9B. Other information
Not applicable.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III

Item 10. Directors, executive officers, and corporate governance
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive compensation
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5. Securities Authorized for Issuance under Equity Compensation Plans.”
The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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
4.1
Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to exhibit 4.1 to Goosehead Insurance Inc.'s Annual Report on Form 10-K filed with the Commission on March 16, 2020)

10.1
Amended and Restated Limited Liability Company Agreement of Goosehead Financial, LLC, dated as of May 1, 2018, by and among Goosehead Financial, LLC and its members (incorporated by reference to exhibit 10.2 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.2
Registration Rights Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc. and the other persons and entities party thereto (incorporated by reference to exhibit 10.4 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.3
Tax Receivable Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc., Goosehead Financial, LLC, and each of the other persons and entities party thereto (incorporated by reference to exhibit 10.3 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.4
Stockholders Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc., Goosehead Financial, LLC and the other persons and entities party thereto (incorporated by reference to exhibit 10.5 to Goosehead Insurance Inc.'s Annual Report on Form 10-K filed with the Commission on March 14, 2019)

10.5	Form of Franchise Agreement (incorporated by reference to exhibit 10.6 to Goosehead Insurance Inc.'s registration statement on Form S-1 (Registration No. 333-224080))
10.6	Registrant’s Amended and Restated Omnibus Incentive Plan (incorporated by reference from Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 12, 2019)
10.7
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

10.9	Goosehead Insurance, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 99 to Goosehead Insurance Inc.'s registration statement on Form S-8 (Registration No. 333-224470))
10.10	Form of Director Indemnification Agreement (incorporated by reference to exhibit 10.10 to Goosehead Insurance Inc.'s registration statement on Form S-1 (Registration No. 333-224080))
21	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

Item 16. Form 10-K summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOSEHEAD INSURANCE, INC.

Date:	February 25, 2022	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 25, 2022	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Jones	Chairman, Director and Chief Executive Officer (Principal Executive Officer)	February 25, 2022
Mark E. Jones
/s/ Robyn Jones	Vice Chairman and Director	February 25, 2022
Robyn Jones
/s/ Peter Lane	Director	February 25, 2022
Peter Lane
/s/ Mark Miller	Director	February 25, 2022
Mark Miller
/s/ James Reid	Director	February 25, 2022
James Reid
/s/ Thomas McConnon	Director	February 25, 2022
Thomas McConnon
/s/ Waded Cruzado	Director	February 25, 2022
Waded Cruzado
/s/ Mark S. Colby	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2022
Mark S. Colby