Form 10-Q
period 2022-03-31
Goosehead Insurance, Inc.
filed 2022-04-28
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 27, 2022, there were 20,416,358 shares of Class A common stock outstanding and 16,710,886 shares of Class B common stock outstanding.

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
•Annual Report on Form 10-K: The Company's annual report on Form 10-K for the year ended December 31, 2021.
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
•Pre-IPO LLC Members: owners of LLC Units of GF prior to the Offering.
•Renewal Revenue: Renewal Commissions and Renewal Royalty Fees.
•Royalty Fees: Fees paid by Franchisees to the Company that are tied to the gross commissions paid by the Carriers related to policies sold or renewed by a franchisee.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Commissions and agency fees	$20,009	$17,534
Franchise revenues	20,950	13,433
Interest income	319	261
Total revenues	41,278	31,228
Operating Expenses:
Employee compensation and benefits	31,484	21,309
General and administrative expenses	13,524	9,274
Bad debts	796	447
Depreciation and amortization	1,576	1,000
Total operating expenses	47,380	32,030
Loss from operations	(6,102)	(802)
Other Income (Expense):
Other income	—	20
Interest expense	(883)	(601)
Loss before taxes	(6,985)	(1,383)
Tax benefit	(1,602)	(294)
Net loss	(5,383)	(1,089)
Less: net loss attributable to non-controlling interests	(3,126)	(693)
Net loss attributable to Goosehead Insurance, Inc.	$(2,257)	$(396)
Earnings per share:
Basic	$(0.11)	$(0.02)
Diluted	$(0.11)	$(0.02)
Weighted average shares of Class A common stock outstanding
Basic	20,240	18,375
Diluted	20,240	18,375

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$21,187	$28,526
Restricted cash	1,492	1,953
Commissions and agency fees receivable, net	8,804	12,056
Receivable from franchisees, net	252	493
Prepaid expenses	10,458	4,785
Total current assets	42,193	47,813
Receivable from franchisees, net of current portion	31,537	29,180
Property and equipment, net of accumulated depreciation	25,257	24,933
Right-of-use asset	37,421	32,656
Intangible assets, net of accumulated amortization	3,399	2,798
Deferred income taxes, net	128,977	125,676
Other assets	6,487	4,742
Total assets	$275,271	$267,798
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$6,742	$10,502
Premiums payable	1,492	1,953
Lease liability	5,634	4,893
Contract liabilities	6,214	6,054
Note payable	5,000	4,375
Total current liabilities	25,082	27,777
Lease liability, net of current portion	52,363	47,335
Note payable, net of current portion	117,167	118,361
Contract liabilities, net of current portion	45,362	42,554
Liabilities under tax receivable agreement	103,194	100,959
Total liabilities	343,168	336,986
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 20,321 shares issued and outstanding as of March 31, 2022, 20,198 shares issued and outstanding as of December 31, 2021	201	200
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 16,808 issued and outstanding as of March 31, 2022, 16,909 shares issued and outstanding as of December 31, 2021	169	170
Additional paid in capital	52,589	46,281
Accumulated deficit	(63,406)	(60,671)
Total stockholders' equity	(10,447)	(14,020)
Non-controlling interests	(57,450)	(55,168)
Total equity	(67,897)	(69,188)
Total liabilities and equity	$275,271	$267,798

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2022	20,198	16,909	200	170	46,281	(60,671)	(14,020)	(55,168)	(69,188)
Net loss	—	—	—	—	—	(2,257)	(2,257)	(3,126)	(5,383)
Exercise of stock options	19	—	—	—	256	—	256	—	256
Equity-based compensation	—	—	—	—	5,788	—	5,788	—	5,788
Activity under employee stock purchase plan	3	—	—	—	214	—	214	—	214
Redemption of LLC Units	101	(101)	1	(1)	(344)	—	(344)	344	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	394	—	394	22	416
Reallocation of Non-controlling interest	—	—	—	—	—	(478)	(478)	478	—
Balance March 31, 2022	20,321	16,808	201	169	52,589	(63,406)	(10,447)	(57,450)	(67,897)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2021	18,304	18,447	183	184	29,371	(34,614)	(4,876)	(33,528)	(38,404)
Net loss	—	—	—	—	—	(396)	(396)	(693)	(1,089)
Exercise of stock options	9		—		226		226		226
Equity-based compensation	—	—	—	—	1,941	—	1,941	—	1,941
Activity under employee stock purchase plan	2	—	—	—	205	—	205	—	205
Redemption of LLC Units	133	(133)	1	(1)	(249)	—	(249)	249	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	798	—	798	18	816
Reallocation of Non-controlling interest	—	—	—	—	—	2	2	(2)	—
Balance March 31, 2021	18,448	18,314	184	183	32,292	(35,008)	(2,349)	(33,956)	(36,305)

See Notes to the Condensed Consolidated Financial Statements

`Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,383)	$(1,089)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,632	1,066
Bad debt expense	796	447
Equity-based compensation	5,788	1,941
Impacts of Tax Receivable Agreement	2,235	3,420
Deferred income taxes	(2,885)	(3,574)
Noncash lease activity	1,004	13
Changes in operating assets and liabilities:
Receivable from franchisees	(2,397)	(3,694)
Commissions and agency fees receivable	2,727	13,424
Prepaid expenses	(5,673)	(3,870)
Other assets	(1,743)	(1,337)
Accounts payable and accrued expenses	(3,762)	(2,796)
Contract liabilities	2,968	3,553
Premiums payable	(461)	(165)
Payments pursuant to the tax receivable agreement	—	549
Net cash provided by (used for) operating activities	(5,154)	7,888
Cash flows from investing activities:
Proceeds from notes receivable	10	10
Purchase of software	(773)	(165)
Purchase of property and equipment	(1,728)	(1,945)
Net cash used for investing activities	(2,491)	(2,100)
Cash flows from financing activities:
Repayment of note payable	(625)	(500)
Proceeds from the issuance of Class A common stock	470	431
Net cash used for financing activities	(155)	(69)
Net decrease in cash and restricted cash	(7,800)	5,719
Cash and cash equivalents, and restricted cash, beginning of period	30,479	26,236
Cash and cash equivalents, and restricted cash, end of period	$22,679	$31,955

Supplemental disclosures of cash flow data:
Cash paid during the year for interest	1,086	535
Cash paid for income taxes	9	—
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
The Company had 15 and 10 corporate-owned locations in operation at March 31, 2022 and 2021, respectively. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended March 31, 2022 and 2021, the Company onboarded 113 and 117 franchise locations, respectively, and had 1,268 and 987 operating franchise locations as of March 31, 2022 and 2021, respectively. No franchises were purchased by the Company during the three months ended March 31, 2022 or 2021.

All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at March 31, 2022 and December 31, 2021, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three months ended March 31, 2022 and 2021. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
In accordance with Accounting Standards Codification 280 "Segment Reporting", the Company began reporting one operating segment due to changes in how the Company's chief operating decision maker assesses the Company's performance and allocates resources. See Note 12 "Segment Reporting".
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance Carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1.5 million and $1.2 million as of March 31, 2022 and 2021, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$21,187	$30,797
Restricted cash	1,492	1,158
Cash and cash equivalents, and restricted cash	$22,679	$31,955

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
Reference Rate Reform (ASU 2020-04): In March 2020, the Financial Accounting Standards Board issued ASU 2020-04. Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective from March 12, 2020 through December 31, 2022. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements. The standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. Our debt agreement contains a provision to move to the Secured Overnight Financing Rate ("SOFR") if or when LIBOR is phased out.

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
Incremental cost to obtain - The adoption of ASC 340 resulted in the Company deferring certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans for the franchise sales team, in which the Company pays an incremental amount of compensation on new Franchise Agreements. These incremental costs are deferred and amortized over a 10-year period, which is consistent with the term of the contract.
Costs to fulfill - The Company has evaluated the need to capitalize costs to fulfill customer contracts and has determined that there are no costs that meet the definition for capitalization under ASC 340.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$10,207	$7,757
New Business Commissions	5,367	4,616
Agency Fees	2,637	2,424
Contingent Commissions	1,798	2,737
Franchise revenues
Renewal Royalty Fees	14,002	8,746
New Business Royalty Fees	4,292	3,157
Initial Franchise Fees	2,296	1,432
Other Franchise Revenues	360	98
Interest Income	319	261
Total Revenues	$41,278	$31,228

Timing of revenue recognition:
Transferred at a point in time	$18,211	$14,797
Transferred over time	23,067	16,431
Total Revenues	$41,278	$31,228

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	March 31, 2022	December 31, 2021	Increase/(decrease)
Cost to obtain franchise contracts(1)	$2,196	$1,973	$223
Commissions and agency fees receivable, net(2)	8,804	12,056	(3,252)
Receivable from franchisees(2)	31,789	29,673	2,116
Contract liabilities(2)(3)	51,576	48,608	2,968
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended March 31, 2022 was included in the contract liabilities balance as of December 31, 2021.

The weighted average remaining amortization period for contract liabilities related to open franchises is 8.1 years.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2021	$48,608
Revenue recognized during the period	2,296
New deferrals(1)	672
Contract liabilities at March 31, 2022	51,576
(1) Initial Franchise Fees where the consideration is received from the customer for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Franchise fees receivable(1)	$43,703	$40,171
Less: Unamortized discount(1)	(10,557)	(9,518)
Less: Allowance for uncollectible franchise fees(1)	(388)	(303)
Net franchise fees receivable(1)	$32,758	$30,350
(1) Includes both the current and long term portion of this balance
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2021	$303
Charges to bad debts	271
Write offs	(186)
Balance at March 31, 2022	$388

Balance at December 31, 2020	$149
Charges to bad debts	161
Write offs	(150)
Balance at March 31, 2021	$160

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible Agency Fees was as follows (in thousands):

Balance at December 31, 2021	$489
Charges to bad debts	525
Write offs	(499)
Balance at March 31, 2022	$515

Balance at December 31, 2020	$468
Charges to bad debts	286
Write offs	(307)
Balance at March 31, 2021	$447

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6. Property and equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Furniture & fixtures	$7,647	$7,283
Computer equipment	3,074	3,369
Network equipment	314	514
Phone system	326	937
Leasehold improvements	24,431	25,115
Total	35,792	37,218
Less accumulated depreciation	(10,535)	(12,285)
Property and equipment, net	$25,257	$24,933
Depreciation expense was $1.4 million and $0.9 million for three months ended March 31, 2022 and 2021.

7. Debt
On July 21, 2021, the Company refinanced its $25.0 million revolving credit facility and $80.0 million term note payable to a $50.0 million revolving credit facility and $100.0 million term note payable to finance general corporate purposes and the special dividend. The Company also has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities by an additional $25.0 million.
The $50.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At March 31, 2022 the Company was accruing interest at LIBOR plus 250 basis points. At March 31, 2022, the Company had $25.0 million drawn against the revolving credit facility and had a letter of credit of $0.2 million applied against the maximum borrowing availability, payable on July 21, 2026. Thus, amounts available to draw totaled $24.8 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The term note is payable in quarterly installments of $0.6 million the first twelve months, $1.3 million the next twelve months, $1.9 million the next twelve months, and $2.5 million the last twenty-four months, with a balloon payment on July 21, 2026. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period. At March 31, 2022 the Company was accruing interest at LIBOR plus 250 basis points.
The interest rate for each leverage ratio tier is as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2022	3,750
2023	6,875
2024	9,375
2025	10,000
2026	68,125
Total	$98,125

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. As of March 31, 2022, the Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the credit agreement, was 4.5x. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of March 31, 2022, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at March 31, 2022 and December 31, 2021, approximates fair value using Level 2 inputs, described below.
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
8. Income Taxes
GSHD is the sole managing member of GF, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, GF is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by GF is passed through to and included in the taxable income or loss of its members, including GSHD, on a pro rata basis. GSHD is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to GSHD's allocable share of income of GF.
Income tax expense (benefit)
Provision for/(benefit from) income taxes for the three months ended March 31, 2022 was $(1.6) million compared to $(294) thousand for the three months ended March 31, 2021. The effective tax rate was 23% for the three months ended March 31, 2022 and 21% for the three months ended March 31, 2021. The increase in the effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a decrease in exercises of employee stock options.
Deferred taxes

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Deferred tax assets at March 31, 2022 were $129.0 million compared to $125.7 million at December 31, 2021. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the three months ended March 31, 2022.
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
During the three months ended March 31, 2022, an aggregate of 100,690 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 100,690 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of March 31, 2022, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $103.2 million, of which $0.0 million was current and included in Accounts payables and accrued expenses on the Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of March 31, 2022.
9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 20,321 thousand shares of its Class A common stock outstanding at March 31, 2022. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 16,808 thousand shares of its Class B common stock outstanding at March 31, 2022. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three months ended March 31, 2022 and 2021, divided by the basic weighted average number of Class A common stock as of March 31, 2022 and March 31, 2021 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The Company has not included the effects of conversion of Class B shares to Class A shares in

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Three Months Ended March 31,
	2022	2021
Numerator:
Loss before taxes	$(6,985)	$(1,383)
Less: loss before taxes attributable to non-controlling interests	(3,126)	(693)
Loss before taxes attributable to GSHD	(3,859)	(690)
Less: income tax expense (benefit) attributable to GSHD	(1,602)	(294)
Net loss attributable to GSHD	$(2,257)	$(396)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	20,240	18,375
Effect of dilutive securities:
Stock options(1)	—	—
Weighted average shares of Class A common stock outstanding - diluted	20,240	18,375

Earnings per share of Class A common stock - basic	$(0.11)	$(0.02)
Earnings per share of Class A common stock - diluted	$(0.11)	$(0.02)
(1) 2,300 and 1,808 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2022 and 2021, respectively, because the effect would have been anti-dilutive.

10. Non-controlling interest
GSHD is the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
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
During the three months ended March 31, 2022, an aggregate of 101 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 101 thousand shares of Class A common stock in connection with these redemptions and received 101 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, and 101 thousand shares of Class B common stock were surrendered and cancelled.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the ownership interest in GF as of March 31, 2022 (in thousands):

	March 31, 2022
	LLC Units	Ownership %
Number of LLC Units held by GSHD	20,321	54.7%
Number of LLC Units held by non-controlling interest holders	16,808	45.3%
Number of LLC Units outstanding	37,129	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three months ended March 31, 2022 was 45.5%.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three months ended March 31, 2022 and 2021 as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income attributable to Goosehead Insurance Inc.	$(2,257)	$(396)
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(344)	(249)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	214	205
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$(2,387)	$(440)

11. Equity-Based Compensation
Stock option expense was $5.8 million for the three months ended March 31, 2022. Stock option expense was $1.9 million for the three months ended March 31, 2021.

12. Segment Information
The Company’s Chief Operating Decision Maker, its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment. As a result, GSHD has modified the presentation of its segment financial information with retrospective application to all prior periods presented. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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
Financial Highlights for the First Quarter of 2022:
•Total revenue increased 32% from the first quarter of 2021 to $41.3 million
•Core Revenue* increased by 37% from first quarter of 2021 to $36.5 million
•Total Written Premiums placed increased 41% from the prior-year period to $450.9 million
•Net loss increased by $4.3 million from the first quarter of 2021 to of $5.4 million, or (13)% of total revenues
•Adjusted EBITDA* decreased 41% from the first quarter of 2021 to $1.3 million, or 3% of total revenues.
•Basic and diluted loss per share were $(0.11), and Adjusted EPS* was $0.04 per share for the three months ended March 31, 2022
•Policies in Force increased 39% from March 31, 2021 to 1,097,000 at March 31, 2022
•Corporate sales headcount increased 35% from March 31, 2021 to 490 at March 31, 2022
◦As of March 31, 2022, 297 of these Corporate sales agents had less than one year of tenure and 193 had greater than one year of tenure
•Total franchises increased 41% compared to the prior year period to 2,298; total operating franchises increased 28% from March 31, 2021 to 1,268 at March 31, 2022
◦In Texas as of March 31, 2022, 62 operating Franchisees had less than one year of tenure and 224 operating Franchisees had greater than one year of tenure.
◦Outside of Texas as of March 31, 2022, 321 operating Franchisees had less than one year of tenure and 661 had greater than one year of tenure.
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".
COVID-19
Given the uncertainty regarding the duration, spread and severity of COVID-19, and its variant strains, the availability, effectiveness and utilization of vaccines, and the adverse effects on the national and global economy, home sales and consumer spending, the related financial impact on our business cannot be accurately predicted at this time. We continue to monitor the rapidly evolving situation and guidance from the authorities, including federal, state and local public health officials and as a result may take additional actions. While we intend to continue to execute on our strategic plans and operational initiatives during the outbreak, in these circumstances, there may be developments outside our control requiring us to adjust our operating plan. See Item 1A. Risk factors - Risk relating to our business—The ongoing global COVID-19 pandemic has negatively impacted the global economy in a significant manner and may continue to do so for an extended period of time, and could also materially adversely affect our business and operating results in the Annual Report on Form 10-K for more information.
Certain income statement line items
Revenues
For the three months ended March 31, 2022, revenue increased by 32% to $41.3 million from $31.2 million for the three months ended March 31, 2021. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 41% for the three months ended March 31, 2022. Total Written Premium increased to $451 million for the three months ended March 31, 2022 from $319 million for the three months ended March 31, 2021. Total Written Premiums drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended March 31,
(in thousands)	2022		2021
Core Revenue:
Renewal Commissions(1)	$10,207	25%	$7,757	25%
Renewal Royalty Fees(2)	14,002	34%	8,746	28%
New Business Commissions(1)	5,367	13%	4,616	15%
New Business Royalty Fees(2)	4,292	10%	3,157	10%
Agency Fees(1)	2,637	6%	2,424	8%
Total Core Revenue	36,505	88%	26,700	86%
Cost Recovery Revenue:
Initial Franchise Fees(2)	2,296	6%	1,432	5%
Interest Income	319	1%	261	1%
Total Cost Recovery Revenue	2,615	6%	1,693	5%
Ancillary Revenue:
Contingent Commissions(1)	1,798	4%	2,737	9%
Other Income(2)	360	1%	98	—%
Total Ancillary Revenue	2,158	5%	2,835	9%
Total Revenues	$41,278	100%	$31,228	100%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three months ended March 31, 2022 and 2021. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022		2021
Revenues:
Commissions and agency fees	$20,009	48%	$17,534	56%
Franchise revenues	20,950	51%	13,433	43%
Interest income	319	1%	261	1%
Total revenues	41,278	100%	31,228	100%
Operating Expenses:
Employee compensation and benefits	31,484	66%	21,309	67%
General and administrative expenses	13,524	29%	9,274	30%
Bad debts	796	2%	447	1%
Depreciation and amortization	1,576	3%	1,000	3%
Total operating expenses	47,380	100%	32,030	100%
Loss from operations	(6,102)		(802)
Other Income (Expense):
Other income	—		20
Interest expense	(883)		(601)
Loss before taxes	(6,985)		(1,383)
Tax benefit	(1,602)		(294)
Loss Income	(5,383)		(1,089)
Less: net loss attributable to non-controlling interests	(3,126)		(693)
Net loss attributable to Goosehead Insurance Inc.	$(2,257)		$(396)

Revenues
For the three months ended March 31, 2022 revenue increased 32% to $41.3 million from $31.2 million for the three months ended March 31, 2021.

Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022		2021
Core Revenue:
Renewal Commissions	10,207	51%	7,757	44%
New Business Commissions	5,367	27%	4,616	26%
Agency Fees	2,637	13%	2,424	14%
Total Core Revenue:	18,211	91%	14,797	84%
Ancillary Revenue:
Contingent Commissions	1,798	9%	2,737	16%
Commissions and agency fees	$20,009	100%	$17,534	100%

Renewal Commissions increased by $2.5 million or 32%, to $10.2 million for the three months ended March 31, 2022 from $7.8 million for the three months ended March 31, 2021. This increase was primarily attributable to an increase in the number of policies in the renewal term from March 31, 2021 to March 31, 2022 plus an increase in client retention to 89% as of March 31, 2022 from 88% as of March 31, 2021.
New Business Commission increased by $0.8 million or 16%, to $5.4 million for the three months ended March 31, 2022 from $4.6 million for the three months ended March 31, 2021. Revenue from Agency Fees increased by $0.2 million or 9%, to $2.6 million for the three months ended March 31, 2022 from $2.4 million for the three months ended March 31, 2021. These increases were primarily attributable to a 35% increase in total sales agent head count to 490 at March 31, 2022, from 363 at March 31, 2021.
Revenue from Contingent Commissions decreased by $0.9 million, to $1.8 million for the three months ended March 31, 2022 from $2.7 million for the three months ended March 31, 2021. During the first quarter of each year, the actual Contingent Commissions received is reconciled to the amount receivable as of year end. This change in Revenue from Contingent Commissions was primarily attributable to decreases in the amount recorded during the quarter related to this reconciliation.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.

The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022		2021
Core Revenues:
Renewal Royalty Fees	14,002	67%	8,746	65%
New Business Royalty Fees	4,292	20%	3,157	24%
Total Core Revenues:	18,294	87%	11,903	89%
Cost Recovery Revenues:
Initial Franchise Fees	2,296	11%	1,432	11%
Ancillary Revenues:
Other Franchise Revenues	360	3%	98	1%
Franchise revenues	$20,950	100%	$13,433	100%

Revenue from Renewal Royalty Fees increased by $5.3 million, or 60%, to $14.0 million for the three months ended March 31, 2022 from $8.7 million for the three months ended March 31, 2021. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term and an increase in client retention to 89% as of March 31, 2022 from 88% as of March 31, 2021.
Revenue from New Business Royalty Fees increased by $1.1 million, or 36%, to $4.3 million for the three months ended March 31, 2022 from $3.2 million for the three months ended March 31, 2021. The increase in revenue from New Business Royalty Fees was primarily attributable to a 28% increase in the total number of operating franchises to 1,268 at March 31, 2022, from 987 at March 31, 2021.
Revenue from Initial Franchise Fees increased by $0.9 million, or 60%, to $2.3 million for the three months ended March 31, 2022 from $1.4 million for the three months ended March 31, 2021. The primary reason for this increase is an increase of 41% in total franchises to 2,298 at March 31, 2022, from 1,628 at March 31, 2021.
Interest income
Interest income increased by $58 thousand, or 22%, to $319 thousand for the three months ended March 31, 2022 from $261 thousand for the three months ended March 31, 2021. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $10.2 million, or 48%, to $31.5 million for the three months ended March 31, 2022 from $21.3 million for the three months ended March 31, 2021. The increase is caused by a 28% increase in total headcount from 2021 to 2022, as well as an increase in equity based compensation of 198%.
General and administrative expenses
General and administrative expenses increased by $4.3 million, or 46%, to $13.5 million for the three months ended March 31, 2022 from $9.3 million for the three months ended March 31, 2021. This increase was primarily attributable to higher costs associated with an increase in operating franchises, total employees, addition of five new corporate office locations, and investments made in technology. Additionally, the Company hosted its annual Ascend meeting in February 2022, which did not take place in 2021 due to COVID.
Bad debts
Bad debts increased by $0.3 million, or 78%, to $0.8 million for the three months ended March 31, 2022 from $0.4 million for the three months ended March 31, 2021. The increase in bad debts is attributable to an increase in total franchises and an increase in revenue from Agency fees during the three months ended March 31, 2022 from the three months ended March 31, 2021.

Depreciation and amortization
Depreciation and amortization increased by $0.6 million, or 58%, to $1.6 million for the three months ended March 31, 2022 from $1.0 million for the three months ended March 31, 2021. This increase was primarily attributable to the increase in fixed assets since March 31, 2021, including the opening of five additional corporate sales offices, expansion of existing corporate offices and hardware for additional employees hired.
Interest expense
Interest expenses increased by $0.3 million for the three months ended March 31, 2022, to $0.9 million from $0.6 million for the three months ended March 31, 2021. The primary driver of the increase in interest expense is the increase in total borrowing outstanding.

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
The following tables show Total Written Premium placed by corporate agents and franchisees for the three months ended and 2022 and 2021 (in thousands).

	Three Months Ended March 31,		% Change
	2022	2021
Corporate sales Total Written Premium	$110,395	$88,946	24%
Franchise sales Total Written Premium	340,516	229,949	48%
Total Written Premium	$450,911	$318,895	41%

Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of March 31, 2022, we had 1,097,000 in Policies in Force compared to 1,011,000 as of December 31, 2021 and 788,000 as of March 31, 2021, representing a 9% and 39% increase, respectively.
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
NPS has remained steady at 91 as of March 31, 2022 due to the service team’s continued focus on delivering highly differentiated service levels.
Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.

Client Retention remained constant at 89% at March 31, 2022 when compared to December 31, 2021, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended March 31, 2022, we retained 94% of the premiums we distributed in the trailing twelve months ended March 31, 2021, which increased modestly from the 93% premium retention at December 31, 2021. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended March 31, 2022, New Business Revenue grew 21% to $12.3 million, from $10.2 million for the three months ended March 31, 2021. Growth in New Business Revenue is driven by an increase in Corporate sales agent headcount of 35% and growth in operating franchises of 28%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended March 31, 2022, Renewal Revenue grew 47% to $24.2 million, from $16.5 million for the three months ended March 31, 2021. Growth in Renewal Revenue was driven by Client Retention of 89% at March 31, 2022. As our agent force matures, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
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
Core Revenue increased by $9.8 million, or 37%, to $36.5 million for the three months ended March 31, 2022 from $26.7 million for the three months ended March 31, 2021. The primary drivers of the increase are increases in operating franchises, corporate agent sales headcount, the number of policies in the renewal term from March 31, 2021 to March 31, 2022, plus an increase in client retention to 89% as of March 31, 2022 from 88% as of March 31, 2021.

Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $0.9 million, or 54%, to $2.6 million for the three months ended March 31, 2022 from $1.7 million for the three months ended March 31, 2021. The primary driver of the increase is an increase in total franchises from March 31, 2021 to March 31, 2022.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue decreased by $0.7 million to $2.2 million for the three months ended March 31, 2022 from $2.8 million for the three months ended March 31, 2021. During the first quarter of each year, the actual Contingent Commissions received is reconciled to the amount receivable as of year end. This change in Revenue from Contingent Commissions was primarily attributable to decreases in the amount recorded during the quarter related to this reconciliation.
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

Adjusted EBITDA decreased by $0.9 million, or (41)%, to $1.3 million for the three months ended March 31, 2022 from $2.1 million for the three months ended March 31, 2021. The primary driver of the decrease in Adjusted EBITDA is increases in General and Administrative expenses driven by the Ascend meeting and by increases in corporate agent headcount, operating franchises, and investments in technology, as well as decreases in Ancillary Revenue.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended March 31, 2022, Adjusted EBITDA Margin was 3% compared to 7% for the three months ended March 31, 2021. The primary drivers of the decrease in Adjusted EBITDA Margin is a decrease in revenue from Contingent Commissions and increases in General and Administrative expenses driven by increases in corporate agent headcount, operating franchises, and investments in technology.

Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations

	Three Months Ended March 31,
	2022	2021
Total Revenues	$41,278	$31,228

Core Revenue:
Renewal Commissions(1)	$10,207	$7,757
Renewal Royalty Fees(2)	14,002	8,746
New Business Commissions(1)	5,367	4,616
New Business Royalty Fees(2)	4,292	3,157
Agency Fees(1)	2,637	2,424
Total Core Revenue	36,505	26,700
Cost Recovery Revenue:
Initial Franchise Fees(2)	2,296	1,432
Interest Income	319	261
Total Cost Recovery Revenue	2,615	1,693
Ancillary Revenue:
Contingent Commissions(1)	1,798	2,737
Other Income(2)	360	98
Total Ancillary Revenue	2,158	2,835
Total Revenues	$41,278	$31,228
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Income	$(5,383)	$(1,089)
Interest expense	883	601
Depreciation and amortization	1,576	1,000
Tax (benefit) expense	(1,602)	(294)
Equity-based compensation	5,788	1,941
Other (income) expense	—	(20)
Adjusted EBITDA	$1,262	$2,139
Adjusted EBITDA Margin(1)	3%	7%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($1,262/$41,278), and ($2,139/$31,228) for the three months ended March 31, 2022 and 2021, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three months ended March 31, 2022 (in thousands, except per share amounts). Note that totals may not sum due to rounding:

	Three Months Ended March 31,
	2022	2021
Earnings per share - basic (GAAP)	$(0.11)	$(0.02)
Add: equity-based compensation(1)	0.16	0.05
Adjusted EPS (non-GAAP)	$0.04	$0.03
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$5.8 million/(20.2 million + 16.9 million)] for the three months ended March 31, 2022 and [$1.9 million/ (18.4 million + 18.4 million)] for the three months ended March 31, 2021.

Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Revenue (Corporate) and Renewal Revenue (Corporate); (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of March 31, 2022, our cash and cash equivalents balance was $21.2 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends and distributions to our owners.
Credit agreement
See "Note 7. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by (used for) operating activities	$(5,154)	$7,888	$(13,042)
Net cash used for investing activities	(2,491)	(2,100)	(391)
Net cash used for financing activities	(155)	(69)	(86)
Net increase in cash and cash equivalents	(7,800)	5,719	(13,519)
Cash and cash equivalents, and restricted cash, beginning of period	30,479	26,236	4,243
Cash and cash equivalents, and restricted cash, end of period	$22,679	$31,955	$(9,276)
Operating activities
Net cash used for operating activities was $5.2 million for the three months ended March 31, 2022 as compared to net cash provided by operating activities of $7.9 million for the three months ended March 31, 2021. This decrease in net cash provided by operating activities was attributable to a decrease in cash provided from commissions and agency fees receivables of $10.7 million as a result of the receipts of contingent commissions during the period, a decrease of $1.2 million in TRA liability, and a $1.8 million increase in cash used from prepaid expense, offset by an increase of $1.3 million in receivables from franchisees.

Investing activities
Net cash used for investing activities was $2.5 million for the three months ended March 31, 2022, compared to net cash used in investing activities of $2.1 million for the three months ended March 31, 2021. This increase was driven by continued expansion of corporate offices to support increased hiring.
Financing activities
Net cash used for financing activities was $0.2 million for the three months ended March 31, 2022 as compared to net cash used for financing activities of $0.1 million for the three months ended March 31, 2021. This increase in net cash used for financing activities was attributable to repayment of the Company's term note.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of March 31, 2022, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$66,090	$5,190	$16,575	$16,955	$27,370
Debt obligations payable(2)	98,125	5,000	17,500	75,625	—
Interest expense(3)	17,586	8,313	3,203	6,070	—
Liabilities under the tax receivable agreement(4)	103,193	—	16,353	11,864	74,976
Total	$284,994	$18,503	$53,631	$110,514	$102,346

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.4 million and $945 thousand for the three months ended March 31, 2022 and 2021.
(2)The Company refinanced its credit facilities on July 21, 2021 in the form of a $100 million term loan, and $25 million revolving credit facility, of which $25 million was drawn as of March 31, 2022.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of March 31, 2022.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOOSEHEAD INSURANCE, INC.

Date:	April 27, 2022	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2022	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)