Form 10-Q
period 2022-06-30
Goosehead Insurance, Inc.
filed 2022-07-28
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 27, 2022, there were 20,543,160 shares of Class A common stock outstanding and 16,683,886 shares of Class B common stock outstanding.

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Commissions and agency fees	$26,265	$21,053	$46,274	$38,587
Franchise revenues	26,427	16,841	47,377	30,274
Interest income	330	279	649	540
Total revenues	53,022	38,173	94,300	69,401
Operating Expenses:
Employee compensation and benefits	31,659	22,475	63,143	43,784
General and administrative expenses	12,378	10,134	25,902	19,408
Bad debts	1,660	646	2,456	1,093
Depreciation and amortization	1,658	1,132	3,234	2,132
Total operating expenses	47,355	34,387	94,735	66,417
Income (loss) from operations	5,667	3,786	(435)	2,984
Other Income (Expense):
Other income	—	119	—	139
Interest expense	(1,114)	(546)	(1,997)	(1,147)
Income (loss) before taxes	4,553	3,359	(2,432)	1,976
Tax expense (benefit)	2,164	223	562	(71)
Net income (loss)	2,389	3,136	(2,994)	2,047
Less: net income (loss) attributable to non-controlling interests	2,047	1,649	(1,050)	956
Net income (loss) attributable to Goosehead Insurance, Inc.	$342	$1,487	$(1,944)	$1,091
Earnings per share:
Basic	$0.02	$0.08	$(0.10)	$0.06
Diluted	$0.02	$0.07	$(0.10)	$0.05
Weighted average shares of Class A common stock outstanding
Basic	20,454	18,774	20,348	18,574
Diluted	21,245	20,367	20,348	20,251

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$31,121	$28,526
Restricted cash	2,427	1,953
Commissions and agency fees receivable, net	9,161	12,056
Receivable from franchisees, net	1,206	493
Prepaid expenses	7,195	4,785
Total current assets	51,110	47,813
Receivable from franchisees, net of current portion	30,689	29,180
Property and equipment, net of accumulated depreciation	27,571	24,933
Right-of-use asset	41,418	32,656
Intangible assets, net of accumulated amortization	3,749	2,798
Deferred income taxes, net	131,164	125,676
Other assets	5,585	4,742
Total assets	$291,286	$267,798
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,753	$10,502
Premiums payable	2,427	1,953
Lease liability	6,026	4,893
Contract liabilities	6,363	6,054
Note payable	5,625	4,375
Total current liabilities	26,194	27,777
Lease liability, net of current portion	57,169	47,335
Note payable, net of current portion	115,349	118,361
Contract liabilities, net of current portion	46,009	42,554
Liabilities under tax receivable agreement	105,312	100,959
Total liabilities	350,033	336,986
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 20,534 shares issued and outstanding as of June 30, 2022, 20,198 shares issued and outstanding as of December 31, 2021	203	200
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 16,693 issued and outstanding as of June 30, 2022, 16,909 shares issued and outstanding as of December 31, 2021	168	170
Additional paid in capital	58,942	46,281
Accumulated deficit	(63,290)	(60,671)
Total stockholders' equity	(3,977)	(14,020)
Non-controlling interests	(54,770)	(55,168)
Total equity	(58,747)	(69,188)
Total liabilities and equity	$291,286	$267,798

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2022	20,198	16,909	$200	$170	$46,281	$(60,671)	$(14,020)	$(55,168)	$(69,188)
Net loss	—	—	—	—	—	(2,257)	(2,257)	(3,126)	(5,383)
Exercise of stock options	19	—	—	—	256	—	256	—	256
Equity-based compensation	—	—	—	—	5,788	—	5,788	—	5,788
Activity under employee stock purchase plan	3	—	—	—	214	—	214	—	214
Redemption of LLC Units	101	(101)	1	(1)	(344)	—	(344)	344	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	394	—	394	22	416
Reallocation of Non-controlling interest	—	—	—	—	—	(478)	(478)	478	—
Balance March 31, 2022	20,321	16,808	$201	$169	$52,589	$(63,406)	$(10,447)	$(57,450)	$(67,897)

Net income	—	—	—	—	—	342	342	2,047	2,389
Exercise of stock options	94	—	1	—	1,007	—	1,008	—	1,008
Equity-based compensation	—	—	—	—	5,173	—	5,173	—	5,173
Activity under employee stock purchase plan	4	—	—	—	177	—	177	—	177
Redemption of LLC Units	115	(115)	1	(1)	(377)	—	(377)	377	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	373	—	373	30	403
Reallocation of Non-controlling interest	—	—	—	—	—	(226)	(226)	226	—
Balance June 30, 2022	20,534	16,693	$203	$168	$58,942	$(63,290)	$(3,977)	$(54,770)	$(58,747)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2021	18,304	18,447	$183	$184	$29,371	$(34,614)	$(4,876)	$(33,528)	$(38,404)
Distributions	—	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	(396)	(396)	(693)	(1,089)
Exercise of stock options	9		—		226		226		226
Equity-based compensation	—	—	—	—	1,941	—	1,941	—	1,941
Activity under employee stock purchase plan	2	—	—	—	205	—	205	—	205
Redemption of LLC Units	133	(133)	1	(1)	(249)	—	(249)	249	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	798	—	798	18	816
Reallocation of Non-controlling interest	—	—	—	—	—	2	2	(2)	—
Balance March 31, 2021	18,448	18,314	$184	$183	$32,292	$(35,008)	$(2,349)	$(33,956)	$(36,305)

Net income	—	—	—	—	—	1,487	1,487	1,649	3,136
Exercise of stock options	31	—	—	—	439	—	439	—	439
Equity-based compensation	—	—	—	—	1,851	—	1,851	—	1,851
Activity under employee stock purchase plan	2	—	—	—	214	—	214	—	214
Redemption of LLC Units	728	(728)	7	(7)	(1,280)	—	(1,280)	1,280	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	3,063	—	3,063	101	3,164
Reallocation of Non-controlling interest	—	—	—	—	—	(6)	(6)	6	—
Balance June 31, 2021	19,209	17,586	$191	$176	$36,579	$(33,527)	$3,419	$(30,920)	$(27,501)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,994)	$2,047
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,347	2,264
Bad debt expense	2,456	1,093
Equity-based compensation	10,961	3,793
Impacts of Tax Receivable Agreement	4,353	20,628
Deferred income taxes	(4,670)	(20,772)
Noncash lease activity	2,205	5,080
Changes in operating assets and liabilities:
Receivable from franchisees	(3,584)	(6,112)
Commissions and agency fees receivable	1,780	11,745
Prepaid expenses	(2,410)	(3,689)
Other assets	(839)	(1,303)
Accounts payable and accrued expenses	(4,751)	(1,649)
Contract liabilities	3,764	7,188
Premiums payable	474	228
Payments pursuant to the tax receivable agreement	—	(549)
Net cash provided by operating activities	10,092	19,992
Cash flows from investing activities:
Proceeds from notes receivable	21	17
Purchase of software	(1,292)	(1,369)
Purchase of property and equipment	(5,531)	(7,934)
Net cash used for investing activities	(6,802)	(9,286)
Cash flows from financing activities:
Repayment of note payable	(1,875)	(1,500)
Proceeds from the issuance of Class A common stock	1,654	1,084
Net cash used for financing activities	(221)	(416)
Net increase in cash and restricted cash	3,069	10,290
Cash and cash equivalents, and restricted cash, beginning of period	30,479	26,236
Cash and cash equivalents, and restricted cash, end of period	$33,548	$36,526

Supplemental disclosures of cash flow data:
Cash paid during the period for interest	2,143	1,015
Cash paid for income taxes	398	262
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
The Company had 15 and 11 corporate-owned locations in operation at June 30, 2022 and 2021, respectively. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended June 30, 2022 and 2021, the Company onboarded 141 and 108 franchise locations, respectively, and had 1,344 and 1,072 operating franchise locations as of June 30, 2022 and 2021, respectively. No franchises were purchased by the Company during the three and six months ended June 30, 2022 or 2021.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at June 30, 2022 and December 31, 2021, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three and six months ended June 30, 2022 and 2021. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
In accordance with Accounting Standards Codification 280 "Segment Reporting", and in the first quarter of 2022, the Company began reporting one operating segment due to changes in how the Company's chief operating decision maker assesses the Company's performance and allocates resources. See Note 12 "Segment Reporting".
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
Impact of the Coronavirus (“COVID-19”) Pandemic
To date, the pandemic has not increased our costs of or access to capital under our term note and revolving credit facility, and we do not believe it is reasonably likely to do so in the future. In addition, we do not believe that the pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including under our term note and revolving credit facility. To date, the pandemic has not impacted the collectability of receivables or adversely affected our ability to generate new business, add new franchises, or retain existing franchises or policies. While contingent commissions initially benefited from lower loss ratios in the early part of the pandemic, we now anticipate lower contingent commissions as customers return to pre-pandemic driving patterns and loss ratios increase. The pandemic has also contributed to inflationary pressures and supply chain disruptions, and these challenges could persist if governments continue to impose lockdowns, quarantine requirements and other restrictions in order to control rates of COVID-19 infections. For example, increased inflation may result in increased labor costs and increased losses for our carriers, which in turn could negatively impact Contingent Commissions the Company

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
receives in the near term. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance Carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $2.4 million and $1.6 million as of June 30, 2022 and 2021, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$31,121	$34,975
Restricted cash	2,427	1,551
Cash and cash equivalents, and restricted cash	$33,548	$36,526

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$14,541	$10,310	$24,748	$18,067
New Business Commissions	6,730	5,944	12,097	10,560
Agency Fees	3,114	3,105	5,751	5,529
Contingent Commissions	1,880	1,694	3,678	4,431
Franchise revenues
Renewal Royalty Fees	18,870	11,670	32,872	20,416
New Business Royalty Fees	4,821	3,680	9,113	6,837
Initial Franchise Fees	2,591	1,458	4,887	2,890
Other Franchise Revenues	145	33	505	131
Interest Income	330	279	649	540
Total Revenues	$53,022	$38,173	$94,300	$69,401

Timing of revenue recognition:
Transferred at a point in time	$24,385	$19,359	$42,596	$34,156
Transferred over time	28,637	18,814	51,704	35,245
Total Revenues	$53,022	$38,173	$94,300	$69,401

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	June 30, 2022	December 31, 2021	Increase/(decrease)
Cost to obtain franchise contracts(1)	$2,627	$1,973	$654
Commissions and agency fees receivable, net(2)	9,161	12,056	(2,895)
Receivable from franchisees(2)	31,895	29,673	2,222
Contract liabilities(2)(3)	52,372	48,608	3,764
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended June 30, 2022 was included in the contract liabilities balance as of December 31, 2021.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The weighted average remaining amortization period for contract liabilities related to open franchises is 8.1 years.

Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2021	$48,608
Revenue recognized during the period	(4,887)
New deferrals(1)	8,651
Contract liabilities at June 30, 2022	$52,372
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Franchise fees receivable(1)	$43,133	$40,171
Less: Unamortized discount(1)	(10,824)	(9,518)
Less: Allowance for uncollectible franchise fees(1)	(427)	(303)
Net franchise fees receivable(1)	$31,882	$30,350
(1) Includes both the current and long term portion of this balance
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2021	$303
Charges to bad debts	1,341
Write offs	(1,217)
Balance at June 30, 2022	$427

Balance at December 31, 2020	$149
Charges to bad debts	296
Write offs	(305)
Balance at June 30, 2021	$140

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible Agency Fees was as follows (in thousands):

Balance at December 31, 2021	$489
Charges to bad debts	1,115
Write offs	(1,052)
Balance at June 30, 2022	$552

Balance at December 31, 2020	$468
Charges to bad debts	797
Write offs	(708)
Balance at June 30, 2021	$557

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

6. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Furniture & fixtures	$7,743	$7,283
Computer equipment	3,967	3,369
Network equipment	320	514
Phone system	326	937
Leasehold improvements	27,241	25,115
Total	39,597	37,218
Less accumulated depreciation	(12,026)	(12,285)
Property and equipment, net	$27,571	$24,933
Depreciation expense was $2.9 million and $2.1 million for six months ended June 30, 2022 and 2021, respectively.

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
The $50.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At June 30, 2022 the Company was accruing interest at LIBOR plus 250 basis points. At June 30, 2022, the Company had $25.0 million drawn against the revolving credit facility and had a letter of credit of $0.2 million applied against the maximum borrowing availability, payable on July 21, 2026. Thus, amounts available to draw totaled $24.8 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions and royalties.
The term note is payable in quarterly installments of $0.6 million the first twelve months, $1.3 million the next twelve months, $1.9 million the next twelve months, and $2.5 million the last twenty-four months, with a balloon payment on July 21, 2026. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions and royalties. Interest is calculated initially at LIBOR plus 2.50%, then at an interest rate based on the Company's leverage ratio for the preceding period. At June 30, 2022 the Company was accruing interest at LIBOR plus 250 basis points.
The interest rate for each leverage ratio tier is as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2022	2,500
2023	6,875
2024	9,375
2025	10,000
2026	68,125
Total	$96,875

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. As of June 30, 2022, the Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the credit agreement, was 4.5x. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of June 30, 2022, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at June 30, 2022 and December 31, 2021, approximates fair value using Level 2 inputs, described below.
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
Income tax expense (benefit)
Provision for/(benefit from) income taxes for the three and six months ended June 30, 2022 was $2.2 million and $0.6 million compared to $0.2 million and $(0.1) million for the three and six months ended June 30, 2021, respectively. The effective tax rate was 48% and (23)% for the three and six months ended June 30, 2022 and 7% and (4)% for the three and six months ended June 30, 2021. The increase in the effective tax rate for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to a decrease in exercises of employee stock options.
Deferred taxes

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Deferred tax assets at June 30, 2022 were $131.2 million compared to $125.7 million at December 31, 2021. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the six months ended June 30, 2022.
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
During the three and six months ended June 30, 2022, an aggregate of 114,767 and 215,457 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 114,767 and 215,457 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of June 30, 2022, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $105.3 million, of which $0.0 million was current and included in Accounts payables and accrued expenses on the Condensed Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of June 30, 2022.
9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 20,534 shares of its Class A common stock outstanding at June 30, 2022. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 16,693 shares of its Class B common stock outstanding at June 30, 2022. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and six months ended June 30, 2022 and 2021, divided by the basic weighted average number of Class A common stock as of June 30, 2022 and 2021 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
securities. The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Income (loss) before taxes	$4,553	$3,359	$(2,432)	$1,976
Less: income (loss) before taxes attributable to non-controlling interests	2,047	1,649	(1,050)	956
Income (loss) before taxes attributable to GSHD	2,506	1,710	(1,382)	1,020
Less: income tax expense (benefit) attributable to GSHD	2,164	223	562	(71)
Net income (loss) attributable to GSHD	$342	$1,487	$(1,944)	$1,091
Denominator:
Weighted average shares of Class A common stock outstanding - basic	20,454	18,774	20,348	18,574
Effect of dilutive securities:
Stock options(1)	791	1,593	—	1,677
Weighted average shares of Class A common stock outstanding - diluted	21,245	20,367	20,348	20,251

Earnings per share of Class A common stock - basic	$0.02	$0.08	$(0.10)	$0.06
Earnings per share of Class A common stock - diluted	$0.02	$0.07	$(0.10)	$0.05
(1) 2,388 and 3,179 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended June 30, 2022, respectively, because the effect would have been anti-dilutive. 109 and 78 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended June 30, 2021, respectively, because the effect would have been anti-dilutive.

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
During the three and six months ended June 30, 2022, an aggregate of 115 thousand and 215 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 115 thousand and 215 thousand shares of Class A common stock in connection with these redemptions and

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
received 115 thousand and 215 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, and 115 thousand and 215 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of June 30, 2022 (in thousands):

	June 30, 2022
	LLC Units	Ownership %
Number of LLC Units held by GSHD	20,534	55.2%
Number of LLC Units held by non-controlling interest holders	16,693	44.8%
Number of LLC Units outstanding	37,227	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2022 was 45.2%.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three and six months ended June 30, 2022 and 2021 as follows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Goosehead Insurance Inc.	$342	$1,487	$(1,944)	$1,091
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(377)	(1,280)	(721)	(1,529)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	177	214	391	418
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$142	$421	$(2,274)	$(20)

11. Equity-Based Compensation
Stock option expense was $5.2 million and $11.0 million for the three and six months ended June 30, 2022. Stock option expense was $1.9 million and $3.8 million for the three and six months ended June 30, 2021.

12. Segment Information
The Company’s Chief Operating Decision Maker, its Chief Executive Officer (“CEO”), reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Management views the Company’s operations and manages its business as one operating segment. Accordingly, the Company determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. As a result, beginning with the first quarter of 2022, GSHD has modified the presentation of its segment financial information with retrospective application to all prior periods presented. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

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
Financial Highlights for the Second Quarter of 2022:
•Total revenue increased 39% from the second quarter of 2021 to $53.0 million
•Core Revenue* increased by 39% from second quarter of 2021 to $48.1 million
•Total Written Premiums placed increased 42% from the prior-year period to $566.0 million
•Net income decreased by $0.7 million from the second quarter of 2021 to $2.4 million, or 5% of total revenues
•Adjusted EBITDA* increased 85% from the second quarter of 2021 to $12.5 million, or 24% of total revenues
•Basic and diluted earnings per share were $0.02 and $0.02, respectively, and Adjusted EPS* was $0.16 per share for the three months ended June 30, 2022
•Policies in Force increased 35% from June 30, 2021 to 1,181,000 at June 30, 2022
•Corporate sales headcount increased 11% from June 30, 2021 to 503 at June 30, 2022
◦As of June 30, 2022, 312 of these Corporate sales agents had less than one year of tenure and 191 had greater than one year of tenure
•Total franchises increased 30% compared to the prior-year period to 2,341; total operating franchises increased 25% from June 30, 2021 to 1,344 at June 30, 2022
◦In Texas as of June 30, 2022, 67 operating Franchisees had less than one year of tenure and 231 operating Franchisees had greater than one year of tenure.
◦Outside of Texas as of June 30, 2022, 354 operating Franchisees had less than one year of tenure and 692 had greater than one year of tenure.
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".
COVID-19
For over two years, the COVID-19 pandemic has impacted businesses in the U.S. and globally. Our business has remained resilient throughout the pandemic and demand for our services remains strong. However, uncertainty remains regarding the economic outlook and the ultimate duration, spread and severity of COVID-19, and its variant strains, the availability, effectiveness and utilization of vaccines, and the adverse effects on the national and global economy, home sales and consumer spending. As a result, the related financial impact on our business cannot be accurately predicted at this time. We continue to monitor the rapidly evolving situation and guidance from the authorities, including federal, state and local public health officials and as a result may take additional actions. While we intend to continue to execute on our strategic plans and operational initiatives during the outbreak, in these circumstances, there may be developments outside our control requiring us to adjust our operating plan. The pandemic has also contributed to inflationary pressures and supply chain disruptions, and these challenges could persist if governments continue to impose lockdowns, quarantine requirements and other restrictions in order to control rates of COVID-19 infections. For example, increased inflation may result in decreased demand for our services, increases in our operating costs (including our compensation costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. See Item 1A. Risk factors - Risk relating to our business—The ongoing global COVID-19 pandemic has negatively impacted the global economy in a significant manner and may continue to do so for an extended period of time, and could also materially adversely affect our business and operating results in the Annual Report on Form 10-K for more information.
Certain income statement line items
Revenues
For the three months ended June 30, 2022, revenue increased by 39% to $53.0 million from $38.2 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, revenue increased by 36% to $94.3 million from $69.4 million for the six months ended June 30, 2021. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 42% for the three months ended June 30, 2022. Total Written Premium increased to $566 million for the three months ended June 30, 2022 from $399 million for the three months ended June 30, 2021. Total written premium increased by 42% to $1.017 billion for the six months ended June 30, 2022 from $718 million for the six months ended June 30, 2021. Total Written Premiums drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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
•Other Franchise Revenues - book transfer fees, marketing investments from Carriers and other items that are unpredictable and supplemental to other revenue streams.

We discuss below the breakdown of our revenue by stream:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022		2021		2022		2021
Core Revenue:
Renewal Commissions(1)	$14,541	27%	$10,310	27%	$24,748	26%	$18,067	26%
Renewal Royalty Fees(2)	18,870	36%	11,670	31%	32,872	35%	20,416	29%
New Business Commissions(1)	6,730	13%	5,944	16%	12,097	13%	10,560	15%
New Business Royalty Fees(2)	4,821	9%	3,680	10%	9,113	10%	6,837	10%
Agency Fees(1)	3,114	6%	3,105	8%	5,751	6%	5,529	8%
Total Core Revenue	48,076	91%	34,709	91%	84,581	90%	61,409	88%
Cost Recovery Revenue:
Initial Franchise Fees(2)	2,591	5%	1,458	4%	4,887	5%	2,890	4%
Interest Income	330	1%	279	1%	649	1%	540	1%
Total Cost Recovery Revenue	2,921	6%	1,737	5%	5,536	6%	3,430	5%
Ancillary Revenue:
Contingent Commissions(1)	1,880	4%	1,694	4%	3,678	4%	4,431	6%
Other Franchise Revenues(2)	145	—%	33	—%	505	1%	131	—%
Total Ancillary Revenue	2,025	4%	1,727	5%	4,183	4%	4,562	7%
Total Revenues	$53,022	100%	$38,173	100%	$94,300	100%	$69,401	100%

(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Condensed consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues are included in "Franchise revenues" as shown on the Condensed consolidated statements of operations.

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and six months ended June 30, 2022 and 2021. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenues:
Commissions and agency fees	$26,265	50%	$21,053	55%	$46,274	49%	$38,587	56%
Franchise revenues	26,427	50%	16,841	44%	47,377	50%	30,274	44%
Interest income	330	1%	279	1%	649	1%	540	1%
Total revenues	53,022	100%	38,173	100%	94,300	100%	69,401	100%
Operating Expenses:
Employee compensation and benefits	31,659	67%	22,475	65%	63,143	67%	43,784	66%
General and administrative expenses	12,378	26%	10,134	29%	25,902	27%	19,408	30%
Bad debts	1,660	4%	646	2%	2,456	3%	1,093	2%
Depreciation and amortization	1,658	4%	1,132	3%	3,234	3%	2,132	3%
Total operating expenses	47,355	100%	34,387	100%	94,735	100%	66,417	100%
Loss from operations	5,667		3,786		(435)		2,984
Other Income (Expense):
Other income	—		119		—		139
Interest expense	(1,114)		(546)		(1,997)		(1,147)
Loss before taxes	4,553		3,359		(2,432)		1,976
Tax benefit	2,164		223		562		(71)
Net Income (loss)	2,389		3,136		(2,994)		2,047
Less: net loss attributable to non-controlling interests	2,047		1,649		(1,050)		956
Net loss attributable to Goosehead Insurance Inc.	$342		$1,487		$(1,944)		$1,091

Revenues
For the three months ended June 30, 2022 revenue increased 39% to $53.0 million from $38.2 million for the three months ended June 30, 2021. For the six months ended June 30, 2022 revenue increased 36% to $94.3 million from $69.4 million for the six months ended June 30, 2021.

Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Core Revenue:
Renewal Commissions	14,541	54%	10,310	49%	24,748	53%	18,067	47%
New Business Commissions	6,730	26%	5,944	28%	12,097	26%	10,560	27%
Agency Fees	3,114	12%	3,105	15%	5,751	12%	5,529	14%
Total Core Revenue:	24,385	93%	19,359	92%	42,596	92%	34,156	89%
Ancillary Revenue:
Contingent Commissions	1,880	7%	1,694	8%	3,678	8%	4,431	11%
Commissions and agency fees	$26,265	100%	$21,053	100%	$46,274	100%	$38,587	100%

Renewal Commissions increased by $4.2 million or 41%, to $14.5 million for the three months ended June 30, 2022 from $10.3 million for the three months ended June 30, 2021. Renewal Commissions increased by $6.7 million or 37%, to $24.7 million for the six months ended June 30, 2022 from $18.1 million for the six months ended June 30, 2021. This increase was primarily attributable to an increase in the number of policies in the renewal term from June 30, 2021 to June 30, 2022 plus steady client retention of 89% as of June 30, 2022 and June 30, 2021.
New Business Commission increased by $0.8 million or 13%, to $6.7 million for the three months ended June 30, 2022 from $5.9 million for the three months ended June 30, 2021. New Business Commission increased by $1.5 million or 15%, to $12.1 million for the six months ended June 30, 2022 from $10.6 million for the six months ended June 30, 2021. Revenue from Agency Fees were flat at $3.1 million for the three months ended June 30, 2022 and the three months ended June 30, 2021. Revenue from Agency Fees increased by $0.2 million or 4%, to $5.8 million for the six months ended June 30, 2022 from $5.5 million for the six months ended June 30, 2021. These increases were primarily attributable to a 11% increase in total sales agent head count to 503 at June 30, 2022, from 452 at June 30, 2021.
Revenue from Contingent Commissions increased by $0.2 million, to $1.9 million for the three months ended June 30, 2022 from $1.7 million for the three months ended June 30, 2021. Revenue from Contingent Commissions decreased by $0.8 million, to $3.7 million for the six months ended June 30, 2022 from $4.4 million for the six months ended June 30, 2021. The primary reason for the increase during the three months ended June 30, 2022 was an increase in total written premium on growth based contingency plans.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.

The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Core Revenues:
Renewal Royalty Fees	18,870	71%	11,670	69%	32,872	69%	20,416	67%
New Business Royalty Fees	4,821	18%	3,680	22%	9,113	19%	6,837	23%
Total Core Revenues:	23,691	90%	15,350	91%	41,985	89%	27,253	90%
Cost Recovery Revenues:
Initial Franchise Fees	2,591	10%	1,458	9%	4,887	10%	2,890	10%
Ancillary Revenues:
Other Franchise Revenues	145	1%	33	—%	505	2%	131	—%
Franchise revenues	$26,427	100%	$16,841	100%	$47,377	100%	$30,274	100%

Revenue from Renewal Royalty Fees increased by $7.2 million, or 62%, to $18.9 million for the three months ended June 30, 2022 from $11.7 million for the three months ended June 30, 2021. Revenue from Renewal Royalty Fees increased by $12.5 million, or 61%, to $32.9 million for the six months ended June 30, 2022 from $20.4 million for the six months ended June 30, 2021. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term and steady client retention at 89% as of June 30, 2022 and June 30, 2021.
Revenue from New Business Royalty Fees increased by $1.1 million, or 31%, to $4.8 million for the three months ended June 30, 2022 from $3.7 million for the three months ended June 30, 2021. Revenue from New Business Royalty Fees increased by $2.3 million, or 33%, to $9.1 million for the six months ended June 30, 2022 from $6.8 million for the six months ended June 30, 2021. The increase in revenue from New Business Royalty Fees was primarily attributable to a 25% increase in the total number of operating franchises to 1,344 at June 30, 2022, from 1,072 at June 30, 2021.
Revenue from Initial Franchise Fees increased by $1.1 million, or 69%, to $2.6 million for the three months ended June 30, 2022 from $1.5 million for the three months ended June 30, 2021. Revenue from Initial Franchise Fees increased by $2.0 million, or 69%, to $4.9 million for the six months ended June 30, 2022 from $2.9 million for the six months ended June 30, 2021. The primary reason for this increase is an increase of 30% in total franchises to 2,341 at June 30, 2022, from 1,801 at June 30, 2021 and higher turnover of franchises during the quarter, which accelerates recognition of Initial Franchise Fees for terminated franchises.
Interest income
Interest income increased by $0.1 million, or 18%, to $0.3 million for the three months ended June 30, 2022 from $0.3 million for the three months ended June 30, 2021. Interest income increased by $0.1 million, or 20%, to $0.6 million for the six months ended June 30, 2022 from $0.5 million for the six months ended June 30, 2021. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $9.2 million, or 41%, to $31.7 million for the three months ended June 30, 2022 from $22.5 million for the three months ended June 30, 2021. Employee compensation and benefits expenses increased by $19.4 million, or 44%, to $63.1 million for the six months ended June 30, 2022 from $43.8 million for the six months ended June 30, 2021. The increase is caused by a 25% increase in total headcount from 2021 to 2022, as well as an increase in equity-based compensation of 189% related to stock option awards during the year.
General and administrative expenses
General and administrative expenses increased by $2.2 million, or 22%, to $12.4 million for the three months ended June 30, 2022 from $10.1 million for the three months ended June 30, 2021. General and administrative expenses increased by $6.5 million, or 33%, to $25.9 million for the six months ended June 30, 2022 from $19.4 million for the six months ended June 30, 2021. This increase was primarily attributable to higher costs associated with an increase in operating franchises, total employees, addition of four new corporate office locations, and investments made in technology. Additionally, the Company hosted its annual Ascend meeting in February 2022, which did not take place in 2021 due to COVID.
Bad debts
Bad debts increased by $1.0 million, or 157%, to $1.7 million for the three months ended June 30, 2022 from $0.6 million for the three months ended June 30, 2021. Bad debts increased by $1.4 million, or 125%, to $2.5 million for the six months ended June 30, 2022 from $1.1 million for the six months ended June 30, 2021. The increase in bad debts is attributable to an increase in total franchises combined with higher franchise turnover during the year, plus an increase in revenue from Agency fees during the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021.
Depreciation and amortization
Depreciation and amortization increased by $0.5 million, or 46%, to $1.7 million for the three months ended June 30, 2022 from $1.1 million for the three months ended June 30, 2021. Depreciation and amortization increased by $1.1 million, or 52%, to $3.2 million for the six months ended June 30, 2022 from $2.1 million for the six months ended June 30, 2021. This increase was primarily attributable to the increase in fixed assets since June 30, 2021, including the opening of four additional corporate sales offices, expansion of existing corporate offices and computer equipment for additional employees hired.
Interest expense
Interest expenses increased by $0.6 million for the three months ended June 30, 2022, to $1.1 million from $0.5 million for the three months ended June 30, 2021. Interest expenses increased by $0.9 million for the six months ended June 30, 2022, to $2.0 million from $1.1 million for the six months ended June 30, 2021. The primary driver of the increase in interest expense is the increase in total borrowing outstanding.

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
The following tables show Total Written Premium placed by corporate agents and franchisees for the three and six months ended and 2022 and 2021 (in thousands).

	Three Months Ended June 30,		% Change
	2022	2021
Corporate sales Total Written Premium	$146,844	$112,457	31%
Franchise sales Total Written Premium	419,117	286,464	46%
Total Written Premium	$565,961	$398,921	42%

	Six Months Ended June 30,		% Change
	2022	2021
Corporate sales Total Written Premium	$257,239	$201,403	28%
Franchise sales Total Written Premium	759,634	516,412	47%
Total Written Premium	$1,016,873	$717,815	42%

Policies in Force

Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of June 30, 2022, we had 1,181,000 in Policies in Force compared to 1,011,000 as of December 31, 2021 and 872,000 as of June 30, 2021, representing a 17% and 35% increase, respectively.
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
NPS decreased modestly to 90 as of June 30, 2022, from 92 as of June 30, 2021 due to the service team’s continued focus on delivering highly differentiated service levels.
Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention remained constant at 89% at June 30, 2022 when compared to December 31, 2021, again driven by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended June 30, 2022, we retained 95% of the premiums we distributed in the trailing twelve months ended June 30, 2021, which increased modestly from the 93% premium retention at December 31, 2021. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended June 30, 2022, New Business Revenue grew 15% to $14.7 million, from $12.7 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, New Business Revenue grew 18% to $27.0 million, from $22.9 million for the six months ended June 30, 2021. Growth in New Business Revenue is driven by an increase in Corporate sales agent headcount of 11% and growth in operating franchises of 25%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended June 30, 2022, Renewal Revenue grew 52% to $33.4 million, from $22.0 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, Renewal Revenue grew 50% to $57.6 million, from $38.5 million for the six months ended June 30, 2021. Growth in Renewal Revenue was driven by Client Retention of 89% at June 30, 2022. As our agent force matures, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
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
Core Revenue increased by $13.4 million, or 39%, to $48.1 million for the three months ended June 30, 2022 from $34.7 million for the three months ended June 30, 2021. Core Revenue increased by $23.2 million, or 38%, to $84.6 million for the six months ended June 30, 2022 from $61.4 million for the six months ended June 30, 2021. The primary drivers of the increase are increases in operating franchises, corporate agent sales headcount, the number of policies in the renewal term from June 30, 2021 to June 30, 2022, plus continued strong client retention of 89% as of June 30, 2022 and 2021.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $1.2 million, or 68%, to $2.9 million for the three months ended June 30, 2022 from $1.7 million for the three months ended June 30, 2021. Cost Recovery Revenue increased by $2.1 million, or 61%, to $5.5 million for the six months ended June 30, 2022 from $3.4 million for the six months ended June 30, 2021. The primary driver of the increase is an increase in total franchises from June 30, 2021 to June 30, 2022.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $0.3 million to $2.0 million for the three months ended June 30, 2022 from $1.7 million for the three months ended June 30, 2021. Ancillary Revenue decreased by $0.4 million to $4.2 million for the six months ended June 30, 2022 from $4.6 million for the six months ended June 30, 2021.
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

Adjusted EBITDA increased by $5.7 million, or 85%, to $12.5 million for the three months ended June 30, 2022 from $6.8 million for the three months ended June 30, 2021. Adjusted EBITDA increased by $4.9 million, or 54%, to $13.8 million for the six months ended June 30, 2022 from $8.9 million for the six months ended June 30, 2021. The primary driver of the increase in Adjusted EBITDA during the quarter is growing Core Revenue combined with slower growth in Employee Compensation and Benefits and General and Administrative expenses. The decrease in Adjusted EBITDA for the year-to-date period are increases in General and Administrative expenses driven by the Company's annual meeting and by increases in corporate agent headcount, operating franchises, and investments in technology, as well as decreases in Ancillary Revenue.

Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended June 30, 2022, Adjusted EBITDA Margin was 24% compared to 18% for the three months ended June 30, 2021.For the six months ended June 30, 2022, Adjusted EBITDA Margin was 15% compared to 13% for the six months ended June 30, 2021. The primary drivers of the increase in Adjusted EBITDA Margin are growing Core Revenue combined with slower growth in Employee Compensation and Benefits and General and Administrative expenses.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Revenues	$53,022	$38,173	$94,300	$69,401

Core Revenue:
Renewal Commissions(1)	$14,541	$10,310	$24,748	$18,067
Renewal Royalty Fees(2)	18,870	11,670	32,872	20,416
New Business Commissions(1)	6,730	5,944	12,097	10,560
New Business Royalty Fees(2)	4,821	3,680	9,113	6,837
Agency Fees(1)	3,114	3,105	5,751	5,529
Total Core Revenue	48,076	34,709	84,581	61,409
Cost Recovery Revenue:
Initial Franchise Fees(2)	2,591	1,458	4,887	2,890
Interest Income	330	279	649	540
Total Cost Recovery Revenue	2,921	1,737	5,536	3,430
Ancillary Revenue:
Contingent Commissions(1)	1,880	1,694	3,678	4,431
Other Franchise Revenues(2)	145	33	505	131
Total Ancillary Revenue	2,025	1,727	4,183	4,562
Total Revenues	$53,022	$38,173	$94,300	$69,401
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the condensed consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues are included in "Franchise revenues" as shown on the condensed consolidated statements of operations.

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$2,389	$3,136	$(2,994)	$2,047
Interest expense	1,114	546	1,997	1,147
Depreciation and amortization	1,658	1,132	3,234	2,132
Tax (benefit) expense	2,164	223	562	(71)
Equity-based compensation	5,173	1,852	10,961	3,793
Other (income) expense	—	(119)	—	(139)
Adjusted EBITDA	$12,498	$6,770	$13,760	$8,909
Adjusted EBITDA Margin(1)	24%	18%	15%	13%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($12,498/$53,022), and ($6,770/$38,173) for the three months ended June 30, 2022 and 2021, respectively. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($13,760/$94,300), and ($8,909/$69,401) for the six months ended June 30, 2022 and 2021, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and six months ended June 30, 2022. Note that totals may not sum due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per share - basic (GAAP)	$0.02	$0.08	$(0.10)	$0.06
Add: equity-based compensation(1)	0.14	0.05	0.30	0.10
Adjusted EPS (non-GAAP)	$0.16	$0.13	$0.20	$0.16
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$5.2 million/(20.5 million + 16.7 million)] for the three months ended June 30, 2022 and [$1.9 million/ (18.8 million + 18.0 million)] for the three months ended June 30, 2021. Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$11.0 million/(20.3 million + 16.8 million)] for the six months ended June 30, 2022 and [$3.8 million/ (18.6 million + 18.2 million)] for the six months ended June 30, 2021.

Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Revenue, Renewal Revenue, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of June 30, 2022, our cash and cash equivalents balance was $31.1 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends and distributions to our owners.
Credit agreement
See "Note 7. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$10,092	$19,992	$(9,900)
Net cash used for investing activities	(6,802)	(9,286)	2,484
Net cash used for financing activities	(221)	(416)	195
Net increase in cash and cash equivalents	3,069	10,290	(7,221)
Cash and cash equivalents, and restricted cash, beginning of period	30,479	26,236	4,243
Cash and cash equivalents, and restricted cash, end of period	$33,548	$36,526	$(2,978)
Operating activities
Net cash provided by operating activities was $10.1 million for the six months ended June 30, 2022 as compared to net cash provided by operating activities of $20.0 million for the six months ended June 30, 2021. This increase in net cash provided by operating activities was attributable to a decrease in cash provided from commissions and agency fees receivables of $10.0 million as a result of the receipts of contingent commissions during the period and a decrease of $1.1 million in depreciation and amortization related to additional corporate locations, offset by an increase of $1.3 million in prepaid expenses.
Investing activities
Net cash used for investing activities was $6.8 million for the six months ended June 30, 2022, compared to net cash used in investing activities of $9.3 million for the six months ended June 30, 2021. This decrease was driven by decreased expansion of corporate offices in relation to prior years activity.
Financing activities
Net cash used for financing activities was $0.2 million for the six months ended June 30, 2022 as compared to net cash used for financing activities of $0.4 million for the six months ended June 30, 2021. This decrease in net cash used for financing activities was attributable to proceeds received for Class A common stock.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of June 30, 2022, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$78,219	$3,742	$19,500	$20,588	$34,389
Debt obligations payable(2)	96,875	5,625	18,125	73,125	—
Interest expense(3)	26,250	3,919	3,180	19,151	—
Liabilities under the tax receivable agreement(4)	105,311	—	16,553	12,087	76,671
Total	$306,655	$13,286	$57,358	$124,951	$111,060

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.9 million and $1.1 million for the three months ended June 30, 2022 and 2021.
(2)The Company refinanced its credit facilities on July 21, 2021 in the form of a $100 million term loan, and $25 million revolving credit facility, of which $25 million was drawn as of June 30, 2022.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of June 30, 2022.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Subject to the terms of the amended and restated Goosehead Financial, LLC Agreement, each LLC Unit is redeemable (along with the cancellation of the corresponding share of Class B common stock) for one share of Class A common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1	Separation Agreement, dated May 4, 2022, by and between Goosehead Insurance, Inc. and Michael C. Colby.
Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOOSEHEAD INSURANCE, INC.

Date:	July 27, 2022	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2022	By:	/s/ Mark S. Colby
Mark S. Colby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)