Form 10-Q
period 2022-09-30
Goosehead Insurance, Inc.
filed 2022-10-27
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 26, 2022, there were 21,147,289 shares of Class A common stock outstanding and 16,201,948 shares of Class B common stock outstanding.

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Commissions and agency fees	$27,402	$22,420	$73,676	$61,007
Franchise revenues	29,922	18,960	77,299	49,234
Interest income	363	301	1,012	841
Total revenues	57,687	41,681	151,987	111,082
Operating Expenses:
Employee compensation and benefits	36,328	26,078	99,471	69,862
General and administrative expenses	13,456	10,141	39,358	29,549
Bad debts	2,306	732	4,762	1,825
Depreciation and amortization	1,809	1,188	5,043	3,320
Total operating expenses	53,899	38,139	148,634	104,556
Income from operations	3,788	3,542	3,353	6,526
Other Income (Expense):
Other income	—	7	—	146
Interest expense	(1,414)	(756)	(3,411)	(1,903)
Income (loss) before taxes	2,374	2,793	(58)	4,769
Tax expense (benefit)	(666)	(2,575)	(104)	(2,646)
Net income	3,040	5,368	46	7,415
Less: net income (loss) attributable to non-controlling interests	1,061	1,332	(18)	2,288
Net income attributable to Goosehead Insurance, Inc.	$1,979	$4,036	$64	$5,127
Earnings per share:
Basic	$0.09	$0.21	$—	$0.27
Diluted	$0.09	$0.19	$—	$0.25
Weighted average shares of Class A common stock outstanding
Basic	20,892	19,559	20,531	18,903
Diluted	21,569	21,206	21,430	20,570

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$46,107	$28,526
Restricted cash	2,263	1,953
Commissions and agency fees receivable, net	11,271	12,056
Receivable from franchisees, net	2,929	2,986
Prepaid expenses	5,573	4,785
Total current assets	68,143	50,306
Receivable from franchisees, net of current portion	28,126	29,180
Property and equipment, net of accumulated depreciation	35,219	24,933
Right-of-use asset	42,528	32,656
Intangible assets, net of accumulated amortization	4,334	2,798
Deferred income taxes, net	140,244	125,676
Other assets	5,394	4,742
Total assets	$323,988	$270,291
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$13,500	$12,995
Premiums payable	2,263	1,953
Lease liability	6,776	4,893
Contract liabilities	6,224	6,054
Note payable	6,250	4,375
Total current liabilities	35,013	30,270
Lease liability, net of current portion	64,181	47,335
Note payable, net of current portion	113,530	118,361
Contract liabilities, net of current portion	44,535	42,554
Liabilities under tax receivable agreement	112,394	100,959
Total liabilities	369,653	339,479
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 21,202 shares issued and outstanding as of September 30, 2022, 20,198 shares issued and outstanding as of December 31, 2021	210	200
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 16,201 issued and outstanding as of September 30, 2022, 16,909 shares issued and outstanding as of December 31, 2021	163	170
Additional paid in capital	67,238	46,281
Accumulated deficit	(61,282)	(60,671)
Total stockholders' equity (deficit)	6,329	(14,020)
Non-controlling interests	(51,994)	(55,168)
Total equity	(45,665)	(69,188)
Total liabilities and equity	$323,988	$270,291

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2022	20,198	16,909	$200	$170	$46,281	$(60,671)	$(14,020)	$(55,168)	$(69,188)
Net loss	—	—	—	—	—	(2,257)	(2,257)	(3,126)	(5,383)
Exercise of stock options	19	—	—	—	256	—	256	—	256
Equity-based compensation	—	—	—	—	5,788	—	5,788	—	5,788
Activity under employee stock purchase plan	3	—	—	—	214	—	214	—	214
Redemption of LLC Units	101	(101)	1	(1)	(344)	—	(344)	344	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	394	—	394	22	416
Reallocation of Non-controlling interest	—	—	—	—	—	(478)	(478)	478	—
Balance March 31, 2022	20,321	16,808	$201	$169	$52,589	$(63,406)	$(10,447)	$(57,450)	$(67,897)

Net income	—	—	—	—	—	342	342	2,047	2,389
Exercise of stock options	94	—	1	—	1,007	—	1,008	—	1,008
Equity-based compensation	—	—	—	—	5,173	—	5,173	—	5,173
Activity under employee stock purchase plan	4	—	—	—	177	—	177	—	177
Redemption of LLC Units	115	(115)	1	(1)	(377)	—	(377)	377	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	373	—	373	30	403
Reallocation of Non-controlling interest	—	—	—	—	—	(226)	(226)	226	—
Balance June 30, 2022	20,534	16,693	$203	$168	$58,942	$(63,290)	$(3,977)	$(54,770)	$(58,747)

Net income	—	—	—	—	—	1,979	1,979	1,061	3,040
Exercise of stock options	171	—	2	—	3,004	—	3,006	—	3,006
Equity-based compensation	—	—	—	—	5,395	—	5,395	—	5,395
Activity under employee stock purchase plan	5	—	—	—	165	—	165	—	165
Redemption of LLC Units	492	(492)	5	(5)	(1,579)	—	(1,579)	1,579	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,311	—	1,311	165	1,476
Reallocation of Non-controlling interest	—	—	—	—	—	29	29	(29)	—
Balance September 30 2022	21,202	16,201	$210	$163	$67,238	$(61,282)	$6,329	$(51,994)	$(45,665)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2021	18,304	18,447	$183	$184	$29,371	$(34,614)	$(4,876)	$(33,528)	$(38,404)
Distributions	—	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	(396)	(396)	(693)	(1,089)
Exercise of stock options	9		—		226		226		226
Equity-based compensation	—	—	—	—	1,941	—	1,941	—	1,941
Activity under employee stock purchase plan	2	—	—	—	205	—	205	—	205
Redemption of LLC Units	133	(133)	1	(1)	(249)	—	(249)	249	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	798	—	798	18	816
Reallocation of Non-controlling interest	—	—	—	—	—	2	2	(2)	—
Balance March 31, 2021	18,448	18,314	$184	$183	$32,292	$(35,008)	$(2,349)	$(33,956)	$(36,305)

Net income	—	—	—	—	—	1,487	1,487	1,649	3,136
Exercise of stock options	31	—	—	—	439	—	439	—	439
Equity-based compensation	—	—	—	—	1,851	—	1,851	—	1,851
Activity under employee stock purchase plan	2	—	—	—	214	—	214	—	214
Redemption of LLC Units	728	(728)	7	(7)	(1,280)	—	(1,280)	1,280	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	3,063	—	3,063	101	3,164
Reallocation of Non-controlling interest	—	—	—	—	—	(6)	(6)	6	—
Balance June 30, 2021	19,209	17,586	$191	$176	$36,579	$(33,527)	$3,419	$(30,920)	$(27,501)

Dividends declared	—	—	—	—	—	(31,657)	(31,657)	(28,343)	(60,000)
Net income	—	—	—	—	—	4,036	4,036	1,332	5,368
Exercise of stock options	229	—	2	—	2,309	—	2,311	—	2,311
Equity-based compensation	—	—	—	—	1,851	—	1,851	—	1,851
Activity under employee stock purchase plan	1	—	—	—	194	—	194	—	194
Redemption of LLC Units	347	(347)	3	(3)	(1,144)	—	(1,144)	1,144	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	2,031	—	2,031	62	2,093
Reallocation of Non-controlling interest	—	—	—	—	—	99	99	(99)	—
Balance September 30, 2021	19,786	17,239	196	173	41,820	(61,049)	(18,860)	(56,824)	(75,684)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$46	$7,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,212	3,508
Bad debt expense	4,762	1,825
Equity-based compensation	16,356	5,644
Impacts of Tax Receivable Agreement	11,794	31,884
Deferred income taxes	(12,274)	(34,942)
Noncash lease activity	8,857	2,594
Changes in operating assets and liabilities:
Receivable from franchisees	(2,021)	(7,840)
Commissions and agency fees receivable	(878)	8,947
Prepaid expenses	(788)	(2,782)
Other assets	(646)	(1,257)
Accounts payable and accrued expenses	136	2,092
Contract liabilities	2,151	10,408
Premiums payable	310	(144)
Payments pursuant to the tax receivable agreement	—	(549)
Net cash provided by operating activities	33,017	26,803
Cash flows from investing activities:
Proceeds from notes receivable	32	24
Purchase of software	(2,094)	(1,989)
Purchase of property and equipment	(14,771)	(8,181)
Net cash used for investing activities	(16,833)	(10,146)
Cash flows from financing activities:
Debt issuance costs	—	(666)
Repayment of note payable	(3,125)	(3,744)
Proceeds from notes payable	—	44,619
Proceeds from the issuance of Class A common stock	4,832	3,589
Member distributions and dividends	—	(60,000)
Net cash provided by (used for) financing activities	1,707	(16,202)
Net increase in cash and restricted cash	17,891	455
Cash and cash equivalents, and restricted cash, beginning of period	30,479	26,236
Cash and cash equivalents, and restricted cash, end of period	$48,370	$26,691

Supplemental disclosures of cash flow data:
Cash paid during the period for interest	3,242	1,715
Cash paid for income taxes	444	272
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
The Company had 12 corporate-owned locations in operation at September 30, 2022 and 2021. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended September 30, 2022 and 2021, the Company onboarded 144 and 92 franchise locations, respectively, and had 1,403 and 1,139 operating franchise locations as of September 30, 2022 and 2021, respectively. No franchises were purchased by the Company during the three and nine months ended September 30, 2022 or 2021.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at September 30, 2022 and December 31, 2021, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three and nine months ended September 30, 2022 and 2021. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K.
In accordance with Accounting Standards Codification 280 "Segment Reporting", and in the first quarter of 2022, the Company began reporting one operating segment due to changes in how the Company's chief operating decision maker assesses the Company's performance and allocates resources. See Note 12 "Segment Reporting".
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance Carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $2.3 million and $1.2 million as of September 30, 2022 and 2021, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$46,107	$25,512
Restricted cash	2,263	1,179
Cash and cash equivalents, and restricted cash	$48,370	$26,691

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$16,485	$10,969	$41,233	$29,036
New Business Commissions	6,215	6,013	18,312	16,573
Agency Fees	2,740	3,050	8,491	8,579
Contingent Commissions	1,962	2,388	5,640	6,819
Franchise revenues
Renewal Royalty Fees	21,574	13,206	54,446	33,622
New Business Royalty Fees	4,866	4,003	13,979	10,840
Initial Franchise Fees	3,056	1,680	7,943	4,570
Other Franchise Revenues	426	71	931	202
Interest Income	363	301	1,012	841
Total Revenues	$57,687	$41,681	$151,987	$111,082

Timing of revenue recognition:
Transferred at a point in time	$25,440	$20,032	$68,036	$54,188
Transferred over time	32,247	21,649	83,951	56,894
Total Revenues	$57,687	$41,681	$151,987	$111,082

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	September 30, 2022	December 31, 2021	Increase/(decrease)
Cost to obtain franchise contracts(1)	$3,007	$1,973	$1,034
Commissions and agency fees receivable, net(2)	11,271	12,056	(785)
Receivable from franchisees(2)	31,055	29,673	1,382
Contract liabilities(2)(3)	50,759	48,608	2,151
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended September 30, 2022 was included in the contract liabilities balance as of December 31, 2021.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The weighted average remaining amortization period for contract liabilities related to open franchises is 7.9 years.

Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2021	$48,608
Revenue recognized during the period	(7,943)
New deferrals(1)	10,094
Contract liabilities at September 30, 2022	$50,759
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Franchise fees receivable(1)	$41,161	$40,171
Less: Unamortized discount(1)	(11,041)	(9,518)
Less: Allowance for uncollectible franchise fees(1)	(562)	(303)
Net franchise fees receivable(1)	$29,558	$30,350
(1) Includes both the current and long term portion of this balance
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2021	$303
Charges to bad debts	3,099
Write offs	(2,840)
Balance at September 30, 2022	$562

Balance at December 31, 2020	$149
Charges to bad debts	516
Write offs	(484)
Balance at September 30, 2021	$181

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible Agency Fees was as follows (in thousands):

Balance at December 31, 2021	$489
Charges to bad debts	1,663
Write offs	(1,658)
Balance at September 30, 2022	$494

Balance at December 31, 2020	$468
Charges to bad debts	1,309
Write offs	(1,270)
Balance at September 30, 2021	$507

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

6. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture & fixtures	$7,784	$7,283
Computer equipment	4,033	3,369
Network equipment	371	514
Phone system	326	937
Leasehold improvements	36,393	25,115
Total	48,907	37,218
Less accumulated depreciation	(13,688)	(12,285)
Property and equipment, net	$35,219	$24,933
Depreciation expense was $4.5 million and $3.0 million for nine months ended September 30, 2022 and 2021, respectively.

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
The $50.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At September 30, 2022 the Company was accruing interest at LIBOR plus 225 basis points. At September 30, 2022, the Company had $25.0 million drawn against the revolving credit facility and had a letter of credit of $0.2 million applied against the maximum borrowing availability, payable on July 21, 2026. Thus, amounts available to draw totaled $24.8 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions and royalties.
The term note is payable in quarterly installments of $0.6 million the first twelve months, $1.3 million the next twelve months, $1.9 million the next twelve months, and $2.5 million the last twenty-four months, with a balloon payment on July 21, 2026. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions and royalties. Interest is calculated initially at LIBOR plus 2.25%, then at an interest rate based on the Company's leverage ratio for the preceding period. At September 30, 2022 the Company was accruing interest at LIBOR plus 225 basis points.
The interest rate for each leverage ratio tier is as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2022	1,250
2023	6,875
2024	9,375
2025	10,000
2026	68,125
Total	$95,625

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. As of September 30, 2022, the Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the credit agreement, was 4x. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of September 30, 2022, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at September 30, 2022 and December 31, 2021, approximates fair value using Level 2 inputs, described below.
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
Income tax expense (benefit)
In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim periods. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best estimate of the entity’s annual effective tax rate. For the nine months ended September 30, 2022, the Company determined that it was unable to make a reliable estimate of its annual effective tax rate due to the sensitivity of the rate as it relates to its forecasted full year 2022 results.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Therefore, the Company recorded a tax expense for the nine months ended September 30, 2022 based on its actual effective tax rate for the nine months ended September 30, 2022.

Provision for/(benefit from) income taxes for the three and nine months ended September 30, 2022 was $(0.7) million and $(0.1) million compared to $(2.6) million and $(2.6) million for the three and nine months ended September 30, 2021, respectively. The effective tax rate was (28)% and 179% for the three and nine months ended September 30, 2022 and (92)% and (55)% for the three and nine months ended September 30, 2021. The increase in the effective tax rate for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to a increase in exercises of employee stock options.
Deferred taxes
Deferred tax assets at September 30, 2022 were $140.2 million compared to $125.7 million at December 31, 2021. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the nine months ended September 30, 2022.
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
During the three and nine months ended September 30, 2022, an aggregate of 491,938 and 707,395 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 491,938 and 707,395 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of September 30, 2022, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $112.8 million, of which $0.4 million was current and included in Accounts payables and accrued expenses on the Condensed Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of September 30, 2022.
9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 21,202 shares of its Class A common stock outstanding at September 30, 2022. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
GSHD has a total of 16,201 shares of its Class B common stock outstanding at September 30, 2022. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and nine months ended September 30, 2022 and 2021, divided by the basic weighted average number of Class A common stock as of September 30, 2022 and 2021 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Income (loss) before taxes	$2,374	$2,793	$(58)	$4,769
Less: income (loss) before taxes attributable to non-controlling interests	1,061	1,332	(18)	2,288
Income (loss) before taxes attributable to GSHD	1,313	1,461	(40)	2,481
Less: income tax expense (benefit) attributable to GSHD	(666)	(2,575)	(104)	(2,646)
Net income attributable to GSHD	$1,979	$4,036	$64	$5,127
Denominator:
Weighted average shares of Class A common stock outstanding - basic	20,892	19,559	20,531	18,903
Effect of dilutive securities:
Stock options(1)	677	1,647	899	1,667
Weighted average shares of Class A common stock outstanding - diluted	21,569	21,206	21,430	20,570

Earnings per share of Class A common stock - basic	$0.09	$0.21	$—	$0.27
Earnings per share of Class A common stock - diluted	$0.09	$0.19	$—	$0.25
(1) 2,388 and 1,947 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and nine months ended September 30, 2022, respectively, because the effect would have been anti-dilutive. 41 and 66 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and nine months ended September 30, 2021, respectively, because the effect would have been anti-dilutive.

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
During the three and nine months ended September 30, 2022, an aggregate of 492 thousand and 707 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 492 thousand and 707 thousand shares of Class A common stock in connection with these redemptions and received 492 thousand and 707 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, and 492 thousand and 707 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of September 30, 2022 (in thousands):

	September 30, 2022
	LLC Units	Ownership %
Number of LLC Units held by GSHD	21,202	56.7%
Number of LLC Units held by non-controlling interest holders	16,201	43.3%
Number of LLC Units outstanding	37,403	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2022 was 44.8%.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Goosehead Insurance Inc.	$1,979	$4,036	$64	$5,127
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(1,579)	(1,144)	(2,300)	(2,673)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	165	194	556	613
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$565	$3,086	$(1,680)	$3,067

11. Equity-Based Compensation
Stock option expense was $5.4 million and $16.4 million for the three and nine months ended September 30, 2022. Stock option expense was $1.9 million and $5.6 million for the three and nine months ended September 30, 2021.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
14. Subsequent Events
On October 11, 2022, the Company paid down the $25.0 million drawn on the revolving credit facility.

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
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 42% of the company, representing our commitment to the long-term success of the Company.
Financial Highlights for the Third Quarter of 2022:
•Total revenue increased 38% from the third quarter of 2021 to $57.7 million
•Core Revenue* increased by 39% from third quarter of 2021 to $51.9 million
•Total Written Premiums placed increased 42% from the prior-year period to $615.6 million
•Net income decreased by $2.3 million from the third quarter of 2021 to $3.0 million, or 5% of total revenues
•Adjusted EBITDA* increased 67% from the third quarter of 2021 to $11.0 million, or 19% of total revenues
•Basic and diluted earnings per share were $0.09 and $0.09, respectively, and Adjusted EPS* was $0.24 per share for the three months ended September 30, 2022
•Policies in Force increased 31% from September 30, 2021 to 1,238,000 at September 30, 2022
•Corporate sales headcount decreased 18% from September 30, 2021 to 411 at September 30, 2022
◦As of September 30, 2022, 241 of these Corporate sales agents had less than one year of tenure and 170 had greater than one year of tenure
•Total franchises increased 17% compared to the prior-year period to 2,287; total operating franchises increased 23% from September 30, 2021 to 1,403 at September 30, 2022
◦In Texas as of September 30, 2022, 66 operating Franchisees had less than one year of tenure and 237 operating Franchisees had greater than one year of tenure.
◦Outside of Texas as of September 30, 2022, 399 operating Franchisees had less than one year of tenure and 701 had greater than one year of tenure.
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
For the three months ended September 30, 2022, revenue increased by 38% to $57.7 million from $41.7 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, revenue increased by 37% to $152.0 million from $111.1 million for the nine months ended September 30, 2021. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 42% for the three months ended September 30, 2022. Total Written Premium increased to $616 million for the three months ended September 30, 2022 from $435 million for the three months ended September 30, 2021. Total written premium increased by 42% to $1.632 billion for the nine months ended September 30, 2022 from $1.153 billion for the nine months ended September 30, 2021. Total Written Premiums drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022		2021		2022		2021
Core Revenue:
Renewal Commissions(1)	$16,485	29%	$10,969	26%	$41,233	27%	$29,036	26%
Renewal Royalty Fees(2)	21,574	37%	13,206	32%	54,446	36%	33,622	30%
New Business Commissions(1)	6,215	11%	6,013	14%	18,312	12%	16,573	15%
New Business Royalty Fees(2)	4,866	8%	4,003	10%	13,979	9%	10,840	10%
Agency Fees(1)	2,740	5%	3,050	7%	8,491	6%	8,579	8%
Total Core Revenue	51,880	90%	37,241	89%	136,461	90%	98,650	89%
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,056	5%	1,680	4%	7,943	5%	4,570	4%
Interest Income	363	1%	301	1%	1,012	1%	841	1%
Total Cost Recovery Revenue	3,419	6%	1,981	5%	8,955	6%	5,411	5%
Ancillary Revenue:
Contingent Commissions(1)	1,962	3%	2,388	6%	5,640	4%	6,819	6%
Other Franchise Revenues(2)	426	1%	71	—%	931	1%	202	—%
Total Ancillary Revenue	2,388	4%	2,459	6%	6,571	4%	7,021	6%
Total Revenues	$57,687	100%	$41,681	100%	$151,987	100%	$111,082	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and nine months ended September 30, 2022 and 2021. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenues:
Commissions and agency fees	$27,402	48%	$22,420	54%	$73,676	48%	$61,007	55%
Franchise revenues	29,922	52%	18,960	45%	77,299	51%	49,234	44%
Interest income	363	1%	301	1%	1,012	1%	841	1%
Total revenues	57,687	100%	41,681	100%	151,987	100%	111,082	100%
Operating Expenses:
Employee compensation and benefits	36,328	67%	26,078	68%	99,471	67%	69,862	67%
General and administrative expenses	13,456	25%	10,141	27%	39,358	26%	29,549	29%
Bad debts	2,306	4%	732	2%	4,762	3%	1,825	2%
Depreciation and amortization	1,809	3%	1,188	3%	5,043	3%	3,320	3%
Total operating expenses	53,899	100%	38,139	100%	148,634	100%	104,556	100%
Income from operations	3,788		3,542		3,353		6,526
Other Income (Expense):
Other income	—		7		—		146
Interest expense	(1,414)		(756)		(3,411)		(1,903)
Income (loss) before taxes	2,374		2,793		(58)		4,769
Tax benefit	(666)		(2,575)		(104)		(2,646)
Net Income	3,040		5,368		46		7,415
Less: net income (loss) attributable to non-controlling interests	1,061		1,332		(18)		2,288
Net income attributable to Goosehead Insurance Inc.	$1,979		$4,036		$64		$5,127

Revenues
For the three months ended September 30, 2022 revenue increased 38% to $57.7 million from $41.7 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022 revenue increased 37% to $152.0 million from $111.1 million for the nine months ended September 30, 2021.

Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Core Revenue:
Renewal Commissions	16,485	59%	10,969	49%	41,233	56%	29,036	48%
New Business Commissions	6,215	23%	6,013	27%	18,312	25%	16,573	27%
Agency Fees	2,740	10%	3,050	14%	8,491	12%	8,579	14%
Total Core Revenue:	25,440	93%	20,032	89%	68,036	92%	54,188	89%
Ancillary Revenue:
Contingent Commissions	1,962	7%	2,388	11%	5,640	8%	6,819	11%
Commissions and agency fees	$27,402	100%	$22,420	100%	$73,676	100%	$61,007	100%

Renewal Commissions increased by $5.5 million or 50%, to $16.5 million for the three months ended September 30, 2022 from $11.0 million for the three months ended September 30, 2021. Renewal Commissions increased by $12.2 million or 42%, to $41.2 million for the nine months ended September 30, 2022 from $29.0 million for the nine months ended September 30, 2021. This increase was primarily attributable to an increase in the number of policies in the renewal term from September 30, 2021 to September 30, 2022 as well as steady client retention of 88% as of September 30, 2022.
New Business Commissions remained flat at approximately $6.2 million for the three months ended September 30, 2022 and 2021. New Business Commission increased by $1.7 million or 10%, to $18.3 million for the nine months ended September 30, 2022 from $16.6 million for the nine months ended September 30, 2021. Revenue from Agency Fees decreased by $0.3 million or 10% to $2.7 million for the three months ended September 30, 2022 from $3.1 million for the three months ended September 30, 2021. Increases in New Business Commissions during the nine months ended September 30, 2022 were a result of higher average Corporate agent headcount over the nine months ended September 30, 2021. Revenue from Agency Fees decreased by $0.1 million or 1%, to $8.5 million for the nine months ended September 30, 2022 from $8.6 million for the nine months ended September 30, 2021. These decreases were primarily attributable to a 18% decrease in total sales agent head count to 411 at September 30, 2022, from 502 at September 30, 2021.
Revenue from Contingent Commissions decreased by $0.4 million, to $2.0 million for the three months ended September 30, 2022 from $2.4 million for the three months ended September 30, 2021. Revenue from Contingent Commissions decreased by $1.2 million, to $5.6 million for the nine months ended September 30, 2022 from $6.8 million for the nine months ended September 30, 2021. The decrease during the three months ended September 30, 2022 was primarily attributable to increases in loss ratio related to specific Contingent Commission programs.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.

The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Core Revenues:
Renewal Royalty Fees	21,574	72%	13,206	70%	54,446	70%	33,622	68%
New Business Royalty Fees	4,866	16%	4,003	21%	13,979	18%	10,840	22%
Total Core Revenues:	26,440	88%	17,209	91%	68,425	89%	44,462	90%
Cost Recovery Revenues:
Initial Franchise Fees	3,056	10%	1,680	9%	7,943	10%	4,570	9%
Ancillary Revenues:
Other Franchise Revenues	426	1%	71	—%	931	2%	202	—%
Franchise revenues	$29,922	100%	$18,960	100%	$77,299	100%	$49,234	100%

Revenue from Renewal Royalty Fees increased by $8.4 million, or 63%, to $21.6 million for the three months ended September 30, 2022 from $13.2 million for the three months ended September 30, 2021. Revenue from Renewal Royalty Fees increased by $20.8 million, or 62%, to $54.4 million for the nine months ended September 30, 2022 from $33.6 million for the nine months ended September 30, 2021. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term and steady client retention at 88% as of September 30, 2022 and September 30, 2021.
Revenue from New Business Royalty Fees increased by $0.9 million, or 22%, to $4.9 million for the three months ended September 30, 2022 from $4.0 million for the three months ended September 30, 2021. Revenue from New Business Royalty Fees increased by $3.1 million, or 29%, to $14.0 million for the nine months ended September 30, 2022 from $10.8 million for the nine months ended September 30, 2021. The increase in revenue from New Business Royalty Fees was primarily attributable to a 23% increase in the total number of operating franchises to 1,403 at September 30, 2022, from 1,139 at September 30, 2021.
Revenue from Initial Franchise Fees increased by $1.4 million, or 82%, to $3.1 million for the three months ended September 30, 2022 from $1.7 million for the three months ended September 30, 2021. Revenue from Initial Franchise Fees increased by $3.4 million, or 74%, to $7.9 million for the nine months ended September 30, 2022 from $4.6 million for the nine months ended September 30, 2021. The primary reason for this increase is an increase of 17% in total franchises to 2,287 at September 30, 2022, from 1,958 at September 30, 2021 and higher turnover of franchises during the quarter, which accelerates recognition of Initial Franchise Fees for terminated franchises.
Interest income
Interest income increased by $0.1 million, or 21%, to $0.4 million for the three months ended September 30, 2022 from $0.3 million for the three months ended September 30, 2021. Interest income increased by $0.2 million, or 20%, to $1.0 million for the nine months ended September 30, 2022 from $0.8 million for the nine months ended September 30, 2021. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $10.3 million, or 39%, to $36.3 million for the three months ended September 30, 2022 from $26.1 million for the three months ended September 30, 2021. Employee compensation and benefits expenses increased by $29.6 million, or 42%, to $99.5 million for the nine months ended September 30, 2022 from $69.9 million for the nine months ended September 30, 2021. The increase is caused by a 19% increase in total headcount from 2021 to 2022, as well as an increase in equity-based compensation of 190% related to stock option awards during the year.

General and administrative expenses
General and administrative expenses increased by $3.3 million, or 33%, to $13.5 million for the three months ended September 30, 2022 from $10.1 million for the three months ended September 30, 2021. General and administrative expenses increased by $9.8 million, or 33%, to $39.4 million for the nine months ended September 30, 2022 from $29.5 million for the nine months ended September 30, 2021. This increase was primarily attributable to higher costs associated with an increase in operating franchises, total employees, addition of three new corporate office locations, and investments made in technology. Additionally, the Company hosted its annual Ascend meeting in February 2022, which did not take place in 2021 due to COVID.
Bad debts
Bad debts increased by $1.6 million, or 215%, to $2.3 million for the three months ended September 30, 2022 from $0.7 million for the three months ended September 30, 2021. Bad debts increased by $2.9 million, or 161%, to $4.8 million for the nine months ended September 30, 2022 from $1.8 million for the nine months ended September 30, 2021. The increase in bad debts is attributable to an increase in total franchises combined with higher franchise turnover during the three and nine months ended September 30, 2022 from the three and nine months ended September 30, 2021.
Depreciation and amortization
Depreciation and amortization increased by $0.6 million, or 52%, to $1.8 million for the three months ended September 30, 2022 from $1.2 million for the three months ended September 30, 2021. Depreciation and amortization increased by $1.7 million, or 52%, to $5.0 million for the nine months ended September 30, 2022 from $3.3 million for the nine months ended September 30, 2021. This increase was primarily attributable to the increase in fixed assets since September 30, 2021, including the expansion of existing corporate offices and computer equipment for additional employees hired.
Interest expense
Interest expenses increased by $0.7 million for the three months ended September 30, 2022, to $1.4 million from $0.8 million for the three months ended September 30, 2021. Interest expenses increased by $1.5 million for the nine months ended September 30, 2022, to $3.4 million from $1.9 million for the nine months ended September 30, 2021. The primary driver of the increase in interest expense is the increase in the interest rate environment and total borrowing outstanding.

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
The following tables show Total Written Premium placed by corporate agents and franchisees for the three and nine months ended and 2022 and 2021 (in thousands).

	Three Months Ended September 30,		% Change
	2022	2021
Corporate sales Total Written Premium	$151,212	$116,605	30%
Franchise sales Total Written Premium	464,363	318,147	46%
Total Written Premium	$615,575	$434,752	42%

	Nine Months Ended September 30,		% Change
	2022	2021
Corporate sales Total Written Premium	$408,450	$318,008	28%
Franchise sales Total Written Premium	1,223,997	834,559	47%
Total Written Premium	$1,632,447	$1,152,567	42%

Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of September 30, 2022, we had 1,238,000 in Policies in Force compared to 1,011,000 as of December 31, 2021 and 948,000 as of September 30, 2021, representing a 22% and 31% increase, respectively.
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
NPS decreased modestly to 90 as of September 30, 2022, from 92 as of September 30, 2021.
Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention dipped slightly to 88% at September 30, 2022 when compared to 89% at December 31, 2021. For the trailing twelve months ended September 30, 2022, we retained 98% of the premiums we distributed in the trailing twelve months ended September 30, 2021, which increased from the 93% premium retention at December 31, 2021. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended September 30, 2022, New Business Revenue grew 6% to $13.8 million, from $13.1 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, New Business Revenue grew 13% to $40.8 million, from $36.0 million for the nine months ended September 30, 2021. Growth in New Business Revenue is primarily driven by growth in operating franchises of 23%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended September 30, 2022, Renewal Revenue grew 57% to $38.1 million, from $24.2 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, Renewal Revenue grew 53% to $95.7 million, from $62.7 million for the nine months ended September 30, 2021. Growth in Renewal Revenue was driven by Client Retention of 88% at September 30, 2022, and rising premium rates. As our agent force matures, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.

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
Core Revenue increased by $14.6 million, or 39%, to $51.9 million for the three months ended September 30, 2022 from $37.2 million for the three months ended September 30, 2021. Core Revenue increased by $37.8 million, or 38%, to $136.5 million for the nine months ended September 30, 2022 from $98.7 million for the nine months ended September 30, 2021. The primary drivers of the increase are increases in operating franchises, the number of policies in the renewal term from September 30, 2021 to September 30, 2022, as well as continued strong client retention of 88% as of September 30, 2022 and 2021.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $1.4 million, or 73%, to $3.4 million for the three months ended September 30, 2022 from $2.0 million for the three months ended September 30, 2021. Cost Recovery Revenue increased by $3.5 million, or 65%, to $9.0 million for the nine months ended September 30, 2022 from $5.4 million for the nine months ended September 30, 2021. The primary driver of the increase is an increase in total franchises from September 30, 2021 to September 30, 2022.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue decreased by $0.1 million to $2.4 million for the three months ended September 30, 2022 from $2.5 million for the three months ended September 30, 2021. Ancillary Revenue decreased by $0.5 million to $6.6 million for the nine months ended September 30, 2022 from $7.0 million for the nine months ended September 30, 2021.
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

Adjusted EBITDA increased by $4.4 million, or 67%, to $11.0 million for the three months ended September 30, 2022 from $6.6 million for the three months ended September 30, 2021. Adjusted EBITDA increased by $9.3 million, or 60%, to $24.8 million for the nine months ended September 30, 2022 from $15.5 million for the nine months ended September 30, 2021. The primary driver of the increase in Adjusted EBITDA during the quarter and year to date is growing Core Revenue combined with slower growth in General and Administrative expenses.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended September 30, 2022, Adjusted EBITDA Margin was 19% compared to 16% for the three months ended September 30, 2021. For the nine months ended September 30, 2022, Adjusted EBITDA Margin was 16% compared to 14% for the nine months ended September 30, 2021. The primary drivers of the increase in Adjusted EBITDA Margin are growing Core Revenue combined with slower growth in General and Administrative expenses.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Revenues	$57,687	$41,681	$151,987	$111,082

Core Revenue:
Renewal Commissions(1)	$16,485	$10,969	$41,233	$29,036
Renewal Royalty Fees(2)	21,574	13,206	54,446	33,622
New Business Commissions(1)	6,215	6,013	18,312	16,573
New Business Royalty Fees(2)	4,866	4,003	13,979	10,840
Agency Fees(1)	2,740	3,050	8,491	8,579
Total Core Revenue	51,880	37,241	136,461	98,650
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,056	1,680	7,943	4,570
Interest Income	363	301	1,012	841
Total Cost Recovery Revenue	3,419	1,981	8,955	5,411
Ancillary Revenue:
Contingent Commissions(1)	1,962	2,388	5,640	6,819
Other Franchise Revenues(2)	426	71	931	202
Total Ancillary Revenue	2,388	2,459	6,571	7,021
Total Revenues	$57,687	$41,681	$151,987	$111,082
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$3,040	$5,368	$46	$7,415
Interest expense	1,414	756	3,411	1,903
Depreciation and amortization	1,809	1,188	5,043	3,320
Tax (benefit) expense	(666)	(2,575)	(104)	(2,646)
Equity-based compensation	5,395	1,851	16,356	5,644
Other (income) expense	—	(7)	—	(146)
Adjusted EBITDA	$10,992	$6,581	$24,752	$15,490
Adjusted EBITDA Margin(1)	19%	16%	16%	14%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($10,992/$57,687), and ($6,581/$41,681) for the three months ended September 30, 2022 and 2021, respectively. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($24,752/$151,987), and ($15,490/$111,082) for the nine months ended September 30, 2022 and 2021, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and nine months ended September 30, 2022 and 2021. Note that totals may not sum due to rounding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per share - basic (GAAP)	$0.09	$0.21	$—	$0.27
Add: equity-based compensation(1)	0.14	0.05	0.44	0.15
Adjusted EPS (non-GAAP)	$0.24	$0.26	$0.44	$0.42
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$5.4 million/(20.9 million + 16.4 million)] for the three months ended September 30, 2022 and [$1.9 million/ (19.6 million + 17.3 million)] for the three months ended September 30, 2021. Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$16.4 million/(20.5 million + 16.7 million)] for the nine months ended September 30, 2022 and [$5.6 million/ (18.9 million + 17.9 million)] for the nine months ended September 30, 2021.

Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Revenue, Renewal Revenue, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of September 30, 2022, our cash and cash equivalents balance was $46.1 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends and distributions to our owners.
Credit agreement
See "Note 7. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$33,017	$26,803	$6,214
Net cash used for investing activities	(16,833)	(10,146)	(6,687)
Net cash provided by (used for) financing activities	1,707	(16,202)	17,909
Net increase in cash and cash equivalents	17,891	455	17,436
Cash and cash equivalents, and restricted cash, beginning of period	30,479	26,236	4,243
Cash and cash equivalents, and restricted cash, end of period	$48,370	$26,691	$21,679
Operating activities
Net cash provided by operating activities was $33.0 million for the nine months ended September 30, 2022 as compared to net cash provided by operating activities of $26.8 million for the nine months ended September 30, 2021. This increase in net cash provided by operating activities was attributable to an increase in equity based compensation of $10.7 million, offset by a decrease of $2.0 million in accounts payable and accrued expenses.
Investing activities
Net cash used for investing activities was $16.8 million for the nine months ended September 30, 2022, compared to net cash used for investing activities of $10.1 million for the nine months ended September 30, 2021. This increase was driven by an increase in the purchase of assets.
Financing activities
Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2022 as compared to net cash used for financing activities of $16.2 million for the nine months ended September 30, 2021. This increase in net cash provided by financing activities was attributable to the payment of a $60.0 million dividend, offset by a $44.6 million increase in note payables in nine months ended September 30, 2021.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of September 30, 2022, aggregated by type (in thousands).

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$85,971	$1,948	$32,313	$11,535	$40,175
Debt obligations payable(2)	95,625	6,250	18,750	70,625	—
Interest expense(3)	34,149	5,265	3,158	25,726	—
Liabilities under the tax receivable agreement(4)	112,753	359	19,672	16,196	76,526
Total	$328,498	$13,822	$73,893	$124,082	$116,701

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.7 million and $0.7 million for the three months ended September 30, 2022 and 2021.
(2)The Company refinanced its credit facilities on July 21, 2021 in the form of a $100 million term loan, and $25 million revolving credit facility, of which $25 million was drawn as of September 30, 2022.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of September 30, 2022.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1
Offer Letter to Mark E. Jones, Jr., dated September 11, 2022 (incorporated by reference to exhibit 10.1 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on September 12, 2022)

Exhibit 10.2	Separation and Engagement Agreement, dated September 15, 2022, by and between Goosehead Insurance, Inc. and Mark S.. Colby.
Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOOSEHEAD INSURANCE, INC.

Date:	October 26, 2022	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2022	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)