Form 10-Q/A
period 2022-09-30
Goosehead Insurance, Inc.
filed 2022-11-01
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
 ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

As of October 26, 2022, there were 21,147,289 shares of Class A common stock outstanding and 16,201,948 shares of Class B common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the quarter ended September 30, 2022 (the “Original Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2022, is solely to amend Exhibit 32 to reflect that Mark E. Jones, Jr. was the Chief Financial Officer at the time of filing of the Original Form 10-Q.

This Amendment contains only the Cover Page, this Explanatory Note, Item 6 of Part II, the Signature Page and the certifications attached to this Amendment as Exhibit 32. No other changes have been made to the Original Form 10-Q as filed with the SEC on October 27, 2022. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

PART II
Item 6. Exhibits

Exhibit 10.1
Offer Letter to Mark E. Jones, Jr., dated September 11, 2022 (incorporated by reference to exhibit 10.1 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on September 12, 2022)

Exhibit 10.2**	Separation and Engagement Agreement, dated September 15, 2022, by and between Goosehead Insurance, Inc. and Mark S.. Colby.
Exhibit 31.1**	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2**	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Previously filed or furnished, as applicable, with the Original Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOOSEHEAD INSURANCE, INC.

Date:	October 31, 2022	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2022	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)