Form 10-K
period 2022-12-31
Goosehead Insurance, Inc.
filed 2023-02-27
CIK 1726978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐       No  ☑.
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2022 (the last day of the registrant’s most recently completed second quarter) was $909,779,830, computed using a closing price on that day of $45.67.

As of February 24, 2023, there were 23,239,156 shares of Class A common stock outstanding and 14,270,623 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•Best Practices Study: The industry group metrics are based on the latest date for which complete financial data are publicly available such as a 2022 Best Practices Study containing 2021 industry data conducted by Reagan Consulting and the Independent Insurance Agents & Brokers of America, Inc.
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
•New Business Production per Agent (Corporate): The New Business Revenue collected related to corporate sales, divided by the average number of full-time corporate sales agents for the same period. This calculation excludes interns, part-time sales agents and partial full-time equivalent sales managers.
•New Business Production per Agent (Franchise): The gross commissions paid by Carriers and Agency Fees received related to policies in their first term sold by franchise sales agents divided by the average number of franchise sales agents for the same period prior to paying Royalty Fees to the Company. This calculation excludes part-time agents and production related to the Book of Business that was sold in 2017 related to a Franchisee termination.

•New Business Production per Agency: The gross commissions paid by Carriers and Agency Fees received related to policies in their first term sold by franchise sales agents divided by the average number of franchises for the same period prior to paying Royalty Fees to the Company.
•New Business Revenue: New Business Commissions, Agency Fees, and New Business Royalty Fees.
•New Business Royalty Fees: Royalty Fees received from Franchisees relating to policies in their first term.
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
•Renewal Revenue: Renewal Commissions and Renewal Royalty Fees.
•Royalty Fees: Fees paid by Franchisees to the Company that are tied to the gross commissions paid by the Carriers related to policies sold or renewed by Franchisees.
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

PART I
Item 1. Business
Company overview
We are a rapidly growing independent insurance agency, reinventing the traditional approach to distributing personal lines policies throughout the United States. Our differentiated business model and innovative technology platform, have enabled us to deliver insurance customers a superior experience, as evidenced by our 90 Net Promoter Score which is 2.6x the 2021 P&C Industry Average. To fully appreciate the value of our model, there are three lenses with which you can view us – from the perspective of 1) the insurance buyer; 2) the agent; and 3) the carrier.
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
Choice product platform
Today’s insurance buyer expects choice; we believe that tomorrow’s insurance buyer will demand it. We believe that most clients currently buying through single-product platforms are either over-paying or not properly covered because 1) their current insurance company does not offer the appropriate coverage or 2) valuable coverages were removed to make the pricing competitive. We are able to solve that by partnering with approximately 150 carriers and using technology to shop for our clients and quickly identify the Carrier who is targeting their segment of the market. This allows us to provide value by finding the right coverage at the lowest price, and to do so in one phone-call so that the client does not have to spend hours shopping for themselves.
Knowledgeable sales and service agents
Our clients benefit from the value of having a knowledgeable agent explain and evaluate coverages to help the client make smart insurance buying decisions. Clients will have vastly different insurance needs throughout their lifetime, and our model allows us to serve them at every stage of life. While there are other independent agents who also provide choice, we believe that they lack the scale, talent, and technology of Goosehead, leading to a poorer client experience. Additionally, in contrast to the traditional insurance agency model, we separate the sales function from the service function, thus enabling agents to focus on selling, and service personnel to focus on delivering superior client service. This model has helped drive best-in-class net promoter scores for client service, nearly 2.6x the 2021 P&C industry average according to Satmetrix.
Proprietary technology
Independent agents typically are working on outdated technology platforms, leading to delays in insurance quotes and very limited ability to interact with their client. We have leveraged our scale to empower our agents and now our clients with technology that allows them to run quotes and place business quickly and accurately. After signing their documents electronically, clients can engage with Goosehead’s industry leading service team via self-service, phone, text, online chat, or email.
Our choice model, superior sales and service agents, and proprietary technology has led to 88% client retention during 2022, which we believe is among the best in our industry.
Goosehead's Digital Agent, a proprietary online quoting platform, allows clients to shop their home and auto insurance rates with top carriers. The Digital Agent combines millions of data points, which includes Goosehead's proprietary quoting data over hundreds of thousands of transactions from 20+ years of experience, to bring clients actual quotes specific to their needs. Clients can then bind these quotes through a short call with one of our local licensed agents with expertise in the client's specific market. All client data is treated confidentiality with the client's privacy and security top of mind. Unlike other online quoting platforms, Goosehead never shares the client's data without the client's permission and never sells it to a third party.

Agent perspective
Among the three largest captive insurance companies, State Farm, Farmers, and Allstate, there are over 100,000 captive agents in the United States, and these agents are facing some acute pain points in their businesses. First, only having one carrier to sell leads to lower close rates and client retention as these companies lack options to move the business to another Carrier. In addition, many agents will lose their ability to write certain lines of business in some areas due to underwriting rules from the carrier – this is especially true after a catastrophic loss in the agent’s city or county. Low close rates are also due to the agents’ outdated and ineffective marketing playbook. They typically pay for expensive retail store-front locations and spend significant amounts of money on paper mailers and internet leads. This broken marketing model leads to high overhead costs and limited success. Additionally, these captive agents are working on outdated technology platforms and many have no economic interest in their book of business. Finally, and most importantly, these agents are responsible for processing all of their client’s service needs in house; the more successful they are at sales, the quicker their growth stalls because of the time necessary to manage customer service work.
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
Our 12 corporate-owned offices and 320 corporate sales agents serve as the blueprint for what is possible in the Goosehead model, and our corporate agents provide critical training and support to help the franchise agents reach their full potential. We have proven that this system delivers superior results as demonstrated by agents, who with a few years tenure, are 2.5x more productive than industry best practice according to Reagan Consulting's 2022 Best Practices Study.
In addition to recruiting current insurance agents with a superior value proposition, we are also bringing in sales and marketing savvy professionals who are attracted to the recession-resistant and residual economics offered by a career in insurance. The value and opportunity we provide to agents has led to our rapid growth to 1,413 operating franchise locations.
Carrier perspective
Insurance carriers are seeking profitable growth, and their focus is on maximizing the ratio of client lifetime value to acquisition costs. Carriers who distribute through independent agents have lots of complexity and costs dealing with thousands of independent representatives with no standard training, different levels of expertise, and no quality control functions. Working with Goosehead allows them to have scale distribution with a single point of contact. Goosehead handles all training and enforces standards through a centralized quality control team. Because Goosehead can provide profitable growth without complexity, it has earned special product access in geographies where Carriers have heavily restricted capacity, and higher commissions than what agents normally earn. Our 2022 average commission rate on new business premium was 15% and on renewal business premium was 13%. Commission rates can vary across Carriers, states and lines of business, and typically range from 10% to 20%. Many “insuretech” carriers saw the complexity of working with traditional agents and have sought to build models that eliminate the role of the agent. As they have grown, many have realized that 80% of the market still prefers to work with an agent (according to the Independent Insurance Agents & Brokers of America, Inc.), and that Goosehead allows them to reach that segment of the market without all the traditional complexity. We now distribute for many of the insuretechs, increasing the breadth of our product portfolio. Distributing through Goosehead allows Carriers to see higher retention rates and have a better client experience when compared with other distribution channels, increasing the client lifetime value for the carrier. This value enables Goosehead to have a very competitive carrier portfolio, ensuring that clients find the best solution, and increasing agents’ close rates.
By delivering a better client experience, offering a more compelling business opportunity to agents, and driving more value to carrier partners, we have seen growth as reflected in our financial performance. Total Written Premium, which we believe is the best leading indicator of future revenue growth because it drives our future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions, grew 42% to $2.2 billion from $1.6 billion in 2021. This growth has been driven by several factors including (1) our team’s ability to recruit talented agents to our platform; (2) our agents’ leveraging of Goosehead's sales blueprint and proprietary technology leading to higher levels of productivity in winning new business; and (3) our service centers’ ability to retain renewal business. All our growth has been organic; we have not relied on mergers or acquisitions. Furthermore, we are profitable.
Our Go-to-Market Strategy
Our business model allows both our corporate and franchise sales agents to concentrate on sales and marketing activities related to acquiring new clients and issuing new policies, thus growing New Business Revenue and Renewal Revenue more rapidly than in other systems. Their primary marketing efforts are focused on establishing referral relationships with other financial services providers in their communities using our proprietary marketing strategy. We do not compensate Referral Partners for leads, but rather rely on our servicing capabilities to generate repeat business.
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
The Digital Agent, available across the U.S., is powered by key data integrations and a proprietary database. It automatically populates information about consumers’ homes and vehicles during the quoting process and combines that information with millions of data points from two decades worth of Goosehead expert agents’ quoting decisions and accumulated experiences.
Our model, which allows agents to focus on New Business Revenue, is highly differentiated from the traditional insurance agency model. In the traditional agency model, agents are responsible for both new business and ongoing service. The burden of providing ongoing service distracts from the ability to acquire new clients, and ultimately limits an agent's opportunity for growth. Our agents are freed from the burden of ongoing service, and as a result, both corporate sales and franchise agents are substantially more productive than top performers in our industry as it relates to new sales. Compared to the 2022 Best Practices Study, which uses 2021 industry data, corporate sales agents with more than three years of tenure averaged 4.1x as much New Business Production per Agent as the industry best practice during 2021. Franchise sales agents with more than three years of tenure averaged 2.5x as much New Business Production per Agent (Franchise) as the industry best practice during 2021.

New Business Revenue per agent by tenure ($000s)
Source: Internal data for 2021; Carrier provided information; Reagan Consulting 2022 Best Practices Study (using 2021 data)
(1)Represents industry best practice per Reagan Consulting; does not include Unvalidated Producers; most industry agents have tenures significantly longer than 2 to 3 years.
We believe our agent productivity compares even more favorably to the industry than the Best Practices Study would imply because the Best Practices Study excludes Unvalidated Producers. If the Best Practices Study included Unvalidated Producers, our New Business Production per Agent outperformance would be even larger.

In 2022, New Business Production per Agent in corporate sales was $50 thousand for agents with less than 1 year of tenure and $110 thousand for agents with more than one year of tenure. Including all producers in franchise sales in 2022, New Business Production per Agency was $50 thousand for agencies with less than 1 year of tenure and $130 thousand for agents with more than one year of tenure in Texas. Outside of Texas during 2022, New Business Production per Agency was $40 thousand for agencies with less than 1 year of tenure and $77 thousand for agencies with more than one year of tenure.
Corporate sales
Corporate sales consists of company-owned and financed operations with employees who are hired, trained and managed by us. Corporate sales also serves as a research and development department, where we develop best practices and beta test new technology before implementing system-wide. Additionally, our corporate sales function serves as an invaluable support network for our franchise sales function, providing sales coaching and mentoring for Franchisees. The majority of candidates are sourced through a combination of on-campus recruiting, employee referrals and highly targeted internet recruiting campaigns. Our recruitment team seeks candidates with strong communication skills who display a high aptitude for learning new concepts, are motivated by professional and financial incentives and display the ability to succeed in a team-oriented environment. After the recruitment team has selected candidates, they are placed into a training class that lasts approximately two weeks. All agents are required to become fully licensed P&C agents prior to training.
The combination of hiring highly motivated and talented individuals, giving them proper tools and training and removing the burden of ongoing client service allows our corporate sales agents to become significantly more productive than average personal lines agents. Compared to the 2022 Best Practices Study, corporate sales agents with more than three years of tenure averaged 4.1x as much New Business Production per Agent (Corporate) as the industry best practice.
In corporate sales, we generate Core Revenue in the form of Renewal Commissions, New Business Commissions and non-refundable Agency Fees charged directly to clients for efforts performed in the issuance of new insurance policies. We also generate Ancillary Revenue in the form of Contingent Commissions from Carriers related to the overall growth and loss performance of the Book of Business we have placed with them. Corporate sales is comprised of employed sales agents located in 12 sales offices across Texas, Illinois, Colorado, Ohio, Nevada, and North Carolina. As of December 31, 2022, we had corporate sales offices operating in the following locations: Westlake, Texas; Irving, Texas; Fort Worth, Texas; Houston, Texas; The Woodlands, Texas; Austin, Texas; San Antonio, Texas; Rosemont, Illinois; Charlotte, North Carolina; Englewood, Colorado; Las Vegas, Nevada; and Columbus, Ohio. We expect to continue our expansion in 2023 within our existing markets.
In 2022, Goosehead began transitioning top corporate sales agents into franchise ownership. These highly successful corporate agents have performed well as agency owners. Owning a Goosehead franchise has become a viable and lucrative career path for top agents, which we believe helps Goosehead recruit top talent in the industry.
Franchise sales
Franchise sales consists of operations that are owned and managed by Franchisees. This distribution is composed of Franchisees and sales agents that they hire as employees in their franchised businesses. Our Franchise Agreement has a ten-year term and governs the terms under which we operate together, among other things, defining the Initial Franchise Fee, Royalty Fees and other costs a Franchisee pays. Franchisees have contractual rights to revenue related to the Book of Business during the term of their agreement, but we retain ultimate ownership over the policies written in each franchised business. These Franchisees have a contractual relationship with the Company to use our processes, Carrier Appointments, systems, and back-office support team to sell insurance and manage their business. In exchange, the Company is entitled to an Initial Franchise Fee and ongoing Royalty Fees. Our franchise sales function primarily recruits agents with prior business or industry experience. Our franchise sales function has a unique value proposition to experienced agents who understand the limits and pain points of the traditional agency model:
•Franchise sales agents gain access to products from multiple Carriers in their markets, allowing the agents to better serve their clients and Referral Partners by providing choice. Captive Agents typically can only sell products from one Carrier.
•Franchise sales agents can leverage our service centers to handle service requests and process renewals. Most traditional agencies require their agents to handle client service and renewals which diminishes the time they can devote to winning additional new business and growing their agencies. Traditional agencies can become the victims of their own success as their increasing service burden crowds out time to sell new business.
•Franchise sales agents use our well-established and proprietary sales processes to win new business. Franchise sales agents are trained side by side with corporate sales agents to leverage our training program, to acquire product and Carrier knowledge and to utilize our technology and back office support. Our corporate sales function continues its investment in the success of our franchise sales well past initial training in the form of ongoing sales coaching and mentoring, as well as serving as fertile recruiting ground for future regional territory managers within our franchise support team.
•Franchise sales agents benefit from lean startup costs as they do not require additional employees or a retail location to launch their agencies. Captive Agents are often required to immediately hire two to three additional employees as support staff, lease a storefront location, and contribute a specific percentage of revenue toward an advertising budget. Further, most fixed costs in a traditional agency (e.g., administrative costs, technology fees, training expenses and service costs) are diminished or eliminated in our franchise sales due to Goosehead’s scale, and we expect that fixed costs will continue to decrease as franchise sales grows.
•Franchise sales agents own an economic interest in their Books of Business.
The recruiting team seeks applicants who have demonstrated a strong capacity to win new business and a desire to own their own business. Our recruiting efforts have helped us create a franchise pool which is significantly more productive than most personal lines agents. Compared to the 2022 Best Practices Study, franchise sales agents with more than three years of tenure averaged 2.5x as much New Business Production per Agent (Franchise) as the industry best practice. Franchise sales agents with less than two years of tenure produced as much New Business Production per Agent (Franchise) as the industry best practice.
In franchise sales, we earn Core Revenue in the form of New Business Royalty Fees and Renewal Royalty Fees generated by the franchise location. New Business Royalty Fees are set in the Franchise Agreements at 20% of commissions and Agency Fees received during the first term of the policy, and 50% of commissions every year the policy is renewed. This economic relationship creates a mechanical step-up in revenue at the first renewal of each policy, creating strong revenue and margin expansion opportunities.
Cost Recovery Revenue consists of non-refundable Initial Franchise Fees, which compensate us for the training and onboarding efforts to launch a new franchise location, and Interest Income related to Franchisees which elect the payment plan option for their Initial Franchise Fee. Ancillary Revenue consists of Contingent Commissions and Other Income.
We started franchising in 2012 and have since expanded rapidly. Premiums in franchise sales grew 46% during 2022. As of December 31, 2022, we have 2,125 total franchises, including 1,413 franchises operating and 712 in implementation, a 1% decrease in total franchises and a 18% increase in operating agencies in 2022 compared to 2021. We have franchise locations either operating or signed in the following states, which cover over 99% of the US population:

Geographic footprint	Operating or signed agencies
	State	December 31, 2022
	Texas	380
	California	153
	Florida	120
	New York	108
	Illinois	94
	Michigan	93
	Pennsylvania	84
	North Carolina	81
	Colorado	71
	Indiana	71
	Virginia	62
	Georgia	60
	South Carolina	56
	Missouri	54
	Other	638
	Total(1)	2,125
(1)Number of franchise locations include 712 franchises which are under contract but yet to be opened as of December 31, 2022.

Our Service Centers
Both corporate sales and franchise sales are supported by our client service centers. Our service centers are staffed by fully licensed property and casualty service agents, who provide fulfillment and quality control services for newly issued insurance policies, accounting services and ongoing support services for clients. Ongoing support services for clients include: handling client inquiries, facilitating the claims process with Carriers, accepting premium payments and processing policy changes, and renewals. Our service agents are also focused on selling additional insurance coverages to clients which account for additional New Business Revenue.
Our four separate service centers provide us with the ability to cover the U.S. time zones more broadly, and the ability to better manage business continuity risks. We manage our service centers with the goal to maximize NPS, which we believe maximizes retention. This differentiated level of service has enabled us to earn an NPS of 90 in 2022, a modest decrease from 91 in 2021, greater than highly regarded brands like Ritz Carlton and Nordstrom and 2.6x the 2021 industry average, according to Satmetrix. Our high degree of client satisfaction drove our 88% Client Retention rate during 2022, which we believe to be among the highest in the industry. Our retention rate is even stronger on a premium basis. In 2022, we retained 100% of the premiums we distributed in 2021. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our service team. By maintaining this strong level of Client Retention, we are able to generate revenue that is highly predictable and recurring in nature.
The combination of expanding total producer count, leveraging technology and maintaining our commitment to service led to revenue growth of 38% and Total Written Premium growth of 42% in 2022. As of December 31, 2022, our 10-year Total Written Premium CAGR was 43% and our 5-year premium CAGR was 45%.

Total Written Premium	Total Written Premium by Term

Source: Carrier provided information

Industry trends
We primarily compete in the United States personal lines insurance distribution industry. Personal lines products typically include home, auto, umbrella, motorcycle, flood and recreational insurance. We compete for business on the basis of reputation, client service, product offerings and the ability to tailor our products to the specific needs of a client. There are principally three types of businesses that sell personal lines products:
•Independent agencies (38% personal lines market share in 2021 according to the Independent Insurance Agents & Brokers of America, Inc.). Independent agencies are “independent” of any one Carrier and can offer insurance products from multiple Carriers to their clients. There are approximately 40,000 independent insurance agencies in the United States, according to the 2022 Future One Agency Universe Case Study. Many of the largest insurance agencies, such as Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Marsh & McLennan Companies, Inc. and Willis Towers Watson plc, focus primarily on commercial lines. We believe that we are one of the largest independent insurance agencies focused primarily on personal lines.
•Captive Agencies (35% personal lines market share in 2021 according to the Independent Insurance Agents & Brokers of America, Inc.). Captive Agencies sell products for only one Carrier. The Carrier compensates the Captive Agency through sales commissions based on premiums placed on behalf of clients. The Carrier also provides the Captive Agency with operational support including advertising and certain back office functions. The largest Captive Agencies in the United States include Allstate Corporation, State Farm Mutual Automobile Insurance Company and Farmers Group, Inc.
•Direct distribution (27% personal lines market share in 2021 according to the Independent Insurance Agents & Brokers of America, Inc.). Certain Carriers market their products directly to clients. Historically, this strategy has been most effective for targeting clients who require auto insurance only, with clients seeking bundled solutions relying on advice from independent and Captive Agents. The largest Carriers that sell directly to clients include Berkshire Hathaway Inc. (via GEICO Corp.) and Progressive Corporation. Berkshire Hathaway and Progressive also distribute through independent agencies, including GSHD.
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
Our Competitive strengths
We believe that our competitive strengths include the following:
•Highly motivated producers in corporate sales. The agents in corporate sales are fundamentally different than the typical agents in the personal lines industry. Substantially all of our agents are recent college graduates, whereas 61% of personal lines agents in the industry are over 50 years old, according to the 2022 Future One Agency Universe Case Study. This gives us a significant advantage both in the short- and long-term. In the short-term, our agents have proven to be especially adept at learning new techniques and mastering new technologies. This has enabled our agents to generate approximately 4.1x as much new business as top performing personal lines agents after three years, according to the 2022 Best Practices Study. Over the long-term, we believe our youth will enable us to avoid the shrinking workforce challenges that many of our competitors face and win an even larger market share from other agencies. According to Independent Insurance Agents & Brokers of America, Inc., 25% of independent agencies anticipate a change of control within the next five years. We believe an aging industry workforce will create significant disruption in the personal lines distribution industry, and we will be in a position to win displaced clients. Additionally, our corporate sales agents view the success of franchise sales as a potential catalyst to their career trajectories. The support structure that our corporate sales agents provide to our franchise sales agents creates unique career paths in sales management, territory management, and franchise ownership.
•Franchise sales solves the inherent flaws in the traditional agency model. We believe that the traditional agency model is flawed for several reasons, including: (1) Captive Agents can only offer clients products from one Carrier, limiting the agents’ ability to best serve their clients, (2) agents are typically responsible for handling their own client service and renewals, diminishing the time they can devote to marketing, winning new business and growing their overall Book of Business, (3) agents are often using antiquated and decentralized technology platforms to sell and service their Book of Business, and (4) some Captive Agents do not own their Book of Business, giving them less incentive to win new business. Given the size of the traditional agency market and its inability to adapt to these challenges without introducing significant channel conflict, we believe there is a meaningful opportunity to disrupt the traditional agency marketplace. Agents in franchise sales are able to focus on marketing, winning new business, providing clients with choice by offering products from multiple Carriers, and they own an economic interest in their Book of Business. Furthermore, by removing the service burden which takes a significant amount of time and energy, we believe our platform provides franchise sales agents with the ability to grow more quickly and manage larger Books of Business than agents working in a traditional agency model. As a result, the Goosehead model has proven to be attractive to high-performing agents who wish to achieve greater professional and financial success.

•Single technology platform with end-to-end business process management. Our operations utilize an innovative proprietary cloud-based technology solution customized to suit our needs. Our technology provides our agents with tools to better manage their sales and marketing activities, and our service center operations with real-time 360-degree visibility of client accounts. Additionally, our technology provides agents with data and analytics which allow them to make smarter business decisions. Importantly, our integrated solution allows us to pivot quickly and upgrade our technology offering without a large financial investment. We believe our single, sales-oriented technology platform is differentiated relative to most insurance agency IT environments that utilize disparate accounting-driven agency management vendors and legacy mainframe systems across their operations. Our technology platform has been a key enabler of our rapid growth while also driving efficiencies. One of these efficiencies is service expenses. Our 2021 service expenses as a percentage of gross commissions were 2.9x lower than the industry best practice according to the 2022 Best Practices Study, which uses 2021 data. Despite our reduced service expense load, we are able to maintain best in class NPS scores and retention.
•Service centers drive both new and renewal business. Our service centers handle all of our client service and renewals and have achieved a highly differentiated level of service as indicated by our NPS scores of 90 in 2022 and 91 in 2021—higher than many global service leaders such as Ritz Carlton and Nordstrom and 2.6x the P&C industry average, according to Satmetrix. Having such a skilled and fully licensed service team provides three tangible benefits to our business: (1) allowing our agents to focus virtually all of their time on cultivating new Referral Partner relationships and winning new business (instead of preserving existing business), (2) generating strong Client Retention which provides a stable source of highly visible and recurring revenue and (3) providing opportunities to earn additional revenue as our service agents are highly trained in cross-selling and generating referral business. Our service agents typically originate significant amounts of New Business Revenue through cross-sale and referral generation. We believe that our service centers will continue to drive a competitive advantage by supporting our industry-leading productivity and our recruiting efforts. We continue to make the necessary technology, staffing and real estate investments in our service centers to support our planned agent hiring which we believe will allow us to readily scale and increase market share. Each of our service agents can service, on average, a Book of Business that it would take a productive sales agent years to generate.
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
◦Mark Miller serves as the President and Chief Operating Officer for Goosehead. In addition, Mr. Miller has served on the board since March 2018. For the past 15 years, Mr. Miller has worked for some of the largest private equity firms in the world helping drive large scale financial and operational transformations. Mr. Miller was the Chief Financial Officer of Pluralsight, Finastra, Marketo, and Active Networks (all Vista Equity Partners portfolio companies at the time). He also served as the Chief Financial Officer of Sabre, and L.H.P. Hospital Group. At Sabre, he held multiple operating and finance positions and was instrumental in the company’s initial public offering and its subsequent $5 billion privatization transaction.
◦Mark E. Jones, Jr. joined Goosehead in 2016 as Controller, was promoted to Vice President - Finance in 2020, and Chief Financial Officer in 2022. Mr. Jones currently oversees Goosehead’s internal and external financial reporting, financial planning and analysis, treasury function, and investor relations. Mr. Jones made significant contributions in strengthening the finance function leading up to and following the Company’s initial public offering. Prior to joining Goosehead, Mr. Jones worked in Ernst & Young’s Audit practice, primarily focused on financial services companies.
◦Ryan Langston joined Goosehead Insurance in 2014 as Vice President and General Counsel and was promoted to Chief Legal Officer in 2022. He is responsible for coordinating and leading legal activity and compliance. Prior to joining Goosehead, Mr. Langston was an attorney with Strasburger & Price, LLP where he represented businesses in commercial litigation and arbitration involving business dissolutions, theft of trade secrets, enforcement of noncompetition agreements, and breach of contracts.

Key elements of our growth strategy
Our goal is to achieve long-term returns for our stockholders by establishing ourselves as the premier national distributor of personal lines insurance products. To accomplish this goal, we intend to focus on the following key areas:
•Continue to expand recruiting in corporate sales. In order to grow both corporate sales and franchise sales, we must expand our agent count in corporate sales. We have a highly developed process for recruiting new agents which we have continually refined over the last decade and has resulted in higher success rates for our corporate sales agents. We plan to continue to expand our recruiting to additional college campuses and engage in highly targeted internet recruiting campaigns as we grow. Our compensation package for sales agents is very competitive in comparison to other professional services and offers attractive long-term compensation opportunities.
•National penetration of the Franchisees. As of December 31, 2022, we have signed Franchise Agreements in 47 states covering over 99% of the total US population. We expect to continue growing our market share within these states as we sign and launch new franchises, and as those franchises ramp up their new business production over the course of 2-3 years. As of December 31, 2022, 56% of our Franchisees had less than one year of tenure. Given the anticipated New Business productivity uplift that comes with more years of experience, and the elevated Royalty Fees on renewal business, we believe our franchise sales category is positioned for strong growth and margin expansion. This growth will be further enhanced by the approximately 171,000 potential franchise candidates in our current pipeline. The number of potential franchise candidates is updated daily to reflect new franchise candidates on our customized recruiting platform. Of our total current pipeline, we estimate approximately 10% of the candidates would qualify over time as Franchisees under our exacting standards. Although the candidates that meet our franchise standards are not guaranteed to enter into Franchise Agreements, we believe our pipeline will allow us to execute a robust national build-out of our model. The pace of our national build-out will be aided by the regulatory approvals, product offering approvals and Carrier relationships we have already established across the continental United States.

Franchise tenure profile

(1)Number of franchise locations include 712 franchises which are under contract but yet to be opened as of December 31, 2022.

•Continue to develop innovative ways to drive productivity. We believe that our agents are already among the most efficient personal lines agents in the industry. Compared to the 2022 Best Practices Study, corporate sales agents with more than three years of tenure averaged 4.1x as much New Business Production per Agent (Corporate) as the industry best practice; franchise sales agents with more than three years of tenure averaged 2.5x as much New Business Production per Agent (Franchise) as the industry best practice. We believe there is an opportunity to further expand productivity. We have historically deployed the intellectual capital accumulated in corporate (including sales practices, client relationship management practices, recruiting practices and technology) into franchisees to optimize new business production. We will continue to innovate going forward in an effort to both better serve our clients and expand our platform.
•Maximize our effectiveness in managing renewal business. We earn significantly larger Royalty Fees from our Franchisees for renewal business than on new business. Additionally, many of our largest expenses are significantly lower for renewal business such as compensation costs, risk management costs and client development costs. Critical to converting new business into renewal business is strong Client Retention. Our Client Retention effort is led by our service centers which had a 2022 NPS score of 90, leading to an 88% Client Retention rate and 100% premium retention rate in 2022. Key to maintaining these NPS scores and Client Retention rates is the consistency of personnel in our service centers. Our consistency in service personnel is due to a combination of the opportunities for professional advancement within the Company and the competitive wages we offer; average compensation for service team employees was over $48,000 in 2022.

•Continue to invest in technology to drive efficiencies in all areas of our business. We've made investments in technology to outrun our competitors, and we will continue to find opportunities to utilize technology to widen the gap between us and any nascent competition.
Markets & marketing
We primarily compete in the approximately $380 billion (according S&P Global Market Intelligence) U.S. personal lines P&C industry. As a distributor, we compete for business on the basis of reputation, client service, product offerings and the ability to efficiently tailor our products to the specific needs of a client.
Agents in both corporate sales and franchise sales are primarily responsible for acquiring new clients. Agents are encouraged to procure new clients through both relationships with Referral Partners and traditional channels (friends, family, client referrals, inbound inquiries and outbound inquiries), and we give them proprietary tools and technology to leverage our years of experience in successfully executing this go-to-market strategy.
The Company represents approximately 150 Carriers, of which 58 provide national coverage. During 2022, two carriers represented more than 10% of total revenue at 14% and 12%.
Franchise agreements
Franchise sales operate under a franchising model and each franchise is governed by a Franchise Agreement. The Franchise Agreements for all existing franchises are nearly identical. We have taken the position that we do not negotiate the terms of our Franchise Agreements in order to maintain uniformity within the system.
Each Franchise Agreement contains one ten-year term with two optional five-year renewal terms. The Franchise Agreement may be terminated early if the Franchisee is violating a term of the contract, operating contrary to state law, or violating Goosehead procedures required by the operations manual.
Franchisees are required to pay an Initial Franchise Fee that varies depending on the state in which the franchise will be located. The Initial Franchise Fee, which is non-refundable after training, covers our costs to recruit, train, onboard, and support the Franchisee for the first year. Franchisees are also required to pay a monthly Royalty Fee, which entitles the Franchisee to continue to operate. The Royalty Fee is derived from a percentage of gross revenues on insurance policies in their initial (20%) and renewal terms (50%). Franchise owners are not entitled to an exclusive territory and may solicit sales from any location within the state in which they operate, subject to certain internal restrictions.
Franchisees who sign a Franchise Agreement after January 1, 2018, are required to pay a minimum monthly Royalty Fee if the Royalty Fee derived from the gross revenues on insurance policies does not exceed a specific amount.
Total Franchises decreased by 1% to 2,125 in 2022 from 2,151 in 2021. Total Franchises operating increased by 18% to 1,413 in 2022 from 1,198 in 2021.
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

Seasonality
The majority of our new accounts are sourced by referral sources tied to home closing transactions. Major slowdowns in the various housing markets Goosehead serves could impact our ability to generate new business. Additionally, an increase in interest rates may decrease the number of home closing transactions, which could negatively impact our ability to generate new business. We experience seasonality and revenue related to the sale of insurance policies throughout the course of a calendar year that is tied to the seasonality of new home sales. Revenue from home insurance leads is higher from April to August and lower from October through January. While this can impact month-to-month or quarter-to-quarter results, we expect productivity to normalize year-over-year.
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
Data privacy regulation. We are subject to a variety of increasingly stringent federal, state and local laws, rules and regulations relating to data privacy and cybersecurity, and the regulatory framework for data privacy and cybersecurity is in considerable flux and evolving rapidly. In the United States, numerous federal and state laws, rules and regulations require insurers to protect the security and confidentiality of customer information, to regulate disclosures and disposal of customer information, and to notify customers about their policies and practices relating to the collection, use, retention, security, transfer, disclosure and other processing of customer information and other personal information. For example, the NAIC Insurance Data Security Model Law, which has been adopted in some form by at least 22 states, and the New York State Department of Financial Services cybersecurity regulation, establish standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events. In addition, the California Consumer Privacy Act, as modified by the California Privacy Rights Act, imposes significant compliance requirements on covered businesses that collect personal information on California residents. The United States Congress, state legislatures, and regulatory authorities have considered and are expected to consider additional laws, rules and regulations relating to data, privacy, cybersecurity and other aspects of customer information, which will likely require us to devote additional significant operational resources and incur additional significant expenses for compliance and may also increase our exposure to risk of claims that we have not complied with all applicable data privacy and cybersecurity laws, rules and regulations.
Human Capital
Our workforce is our most important asset and a key competitive advantage in our industry. Imperative to our continued success, and the primary reason for our decision to go public in 2018, is our ability to attract and retain the most talented individuals available. We will continue to strive for a one-of-a-kind company culture and offer a competitive compensation and benefits package, which includes health insurance, a 401(k) plan, an Employee Stock Purchase Program, and the potential for option awards. As of December 31, 2022, we had approximately 1,426 full-time and 1 part-time employee. Our Franchisees are independent businesses, and we do not control the essential terms and conditions of employment for their employees; therefore, neither our Franchisees nor their employees are included in our employee count. We believe that we have a positive relationship with our employees and we conduct regular engagement and outreach with our workforce. None of our employees are represented by a union.
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
We also regularly reach out to our employees and franchise partners by conducting in-person town halls across various geographic locations in the United States. This feedback loop is extremely valuable and often results in near real-time updates to our operating platform to deliver better service and business processes to our agent network - we made over 2,400 platform improvements in 2022 alone.
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
Our co-founder, Robyn Jones, established a Women's Professional Development Program ("WPDP") in 2015 to provide a place of connection and support for the women leaders of Goosehead to grow personally and professionally. Goosehead's WPDP is open to all female employees and franchise agents and hosts small group and plenary sessions designed to promote engagement with salient topics unique to women professionals. It also offers Goosehead women an opportunity to interact with Goosehead's rising and longer-tenured female leaders and organically establish and enhance our mentorship culture.
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
•Our business is dependent upon information processing systems. Security breaches, cyberattacks or other similar incidents with respect to our or our vendors' information processing systems may damage our reputation and negatively impact client retention and carrier, franchise, and Referral Partner relationships.
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
•Pandemics or other outbreaks of contagious diseases and efforts to mitigate their spread have had, and could in the future have, widespread impacts on the way we operate
•Non-compliance with or changes in laws, regulations or licensing requirements applicable to us could restrict our ability to conduct our business.
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
•We may require additional debt financing in the future, which may not be available or may be available only on unfavorable terms.
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
•Improper disclosure of confidential, personal or proprietary information, whether due to human error, misuse of information by employees or vendors, or as a result of security breaches, cyberattacks or other similar incidents with respect to our or our vendors' systems, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.
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
Factors, such as business revenue, economic conditions, including adverse conditions resulting from uncertainty concerning government shutdowns, debt ceilings or funding, the volatility and strength of the capital markets, the recent resurgence of inflation, expected interest rate increases and public health emergencies such as the COVID-19 pandemic can affect the business and economic environment. For example, in 2022, the global economic environment was characterized by persistent inflation, rising interest rates, volatility in global financial markets (leading to, among other things, a decline in equity prices), supply chain complications, recessionary fears, and geopolitical uncertainty regarding the war between Russia and Ukraine and its impact on global security and markets, including the energy markets.
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
Changes in prevailing interest rates or U.S. monetary policies that affect interest rates could adversely affect our ability to generate new business.
The demand for property and casualty insurance generally rises as the overall level of household income increases, and generally falls as household income decreases, affecting both the commissions and fees generated by our business. The majority of our new accounts are sourced by referral sources tied to home closing transactions. Major slowdowns in the various housing markets Goosehead serves, including as a result of changes in prevailing interest rates or U.S. monetary policies that affect interest rates, could adversely impact our ability to generate new business.

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
We derive most of our revenue from commissions and fees for our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time. In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than a percentage of premium. This could negatively impact us because fees are generally not indexed for inflation and might not increase with premiums as commissions do or with the level of service provided.
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
We have a significant amount of accounts receivable from Carriers with which we place insurance. If those Carriers were to experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our financial condition and results of operations. The potential for an insurer to cease writing insurance we offer our clients could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenue and profitability for us. Questions about a Carrier’s perceived stability or financial strength may contribute to such insurers’ strategic decisions to focus on certain lines of insurance to the detriment of others. The failure of a Carrier with which we place insurance could result in E&O claims against us by our clients, and the failure of our Carriers could make the E&O insurance we rely upon cost prohibitive or unavailable, which could have a significant adverse impact on our financial condition and results of operations. In addition, if any of our Carriers merge or if one of our large Carriers fails or withdraws from offering certain lines of insurance, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of insurance and, as a result, reduce our commissions and fees and profitability. Such failures or insurance withdrawals on the part of our Carriers could occur for any number of reasons, including large unexpected payouts related to climate change or other emerging risk areas.
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
Our business is dependent upon information processing systems. Security breaches, cyberattacks or other similar incidents with respect to our or our vendors' information processing systems may damage our reputation and negatively impact client retention and carrier, franchise, and Referral Partner relationships.
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
In the course of providing financial services, we may electronically store, transmit or otherwise process personal information (including sensitive personal information), such as social security numbers or credit card or bank information, of clients or employees of clients. Breaches in data security or infiltration by unauthorized persons of our network security could cause interruptions in operations and damage to our reputation, among other adverse impacts. While we maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information, we cannot entirely eliminate the risk of improper access to or disclosure of personal information nor the related costs we incur to mitigate the consequences from such events. Data privacy and cybersecurity laws, rules and regulations are matters of growing public concern and are continuously changing in the states in which we operate. The failure to adhere to or successfully implement procedures to respond to these laws, rules and regulations could result in legal liability or impairment to our reputation.
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
While we maintain some of our critical information technology systems, we are also dependent on third party service providers, including Salesforce.com, to provide important information technology services relating to, among other things, agency management services, sales and service support, electronic communications and certain finance functions. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through a security breach, the loss of confidential proprietary or personal data (including sensitive personal data) through a security breach, or otherwise. While we or our third-party service providers have not experienced any significant disruption, failure or breach impacting our or their information technology systems, any such disruption, failure or breach could adversely affect our business, financial condition and results of operations.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, protest or riot, security breach, cyberattack or other similar incident, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing backup systems provide us with some degree of flexibility, we still can experience near-term operational challenges in particular areas of our operations. We could potentially lose key executives, personnel, client data or experience material adverse interruptions to our operations or delivery of services to clients in a disaster recovery scenario. We may experience additional disruption due to system upgrades, outages, an increase in remote work or other impacts as a result of the ongoing COVID-19 pandemic. Our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
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
In 2022, we released a report on our ESG activities that incorporates the guidelines of the Sustainability Accounting Standards Board (SASB) and our own ESG assessments and priorities. Over time, we expect to expand our public disclosure in these areas. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. Actual or perceived shortcomings with respect to our ESG initiatives and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices.
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
If any of our key professionals were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. Our key personnel are currently prohibited by contract from soliciting our employees and customers and from competing in our industry in the vicinity of the Company office at which such key personnel member was employed for a period of two years following separation from employment with us. However, there can be no assurance that we will be successful in enforcing these contracts. In addition, on January 5, 2023, the FTC voted to publish a proposed rule that, if finalized, would impose a near-complete ban on employers offering, entering, and maintaining non-compete agreements with their workers, by defining such arrangements as per se methods of unfair competition. The FTC’s proposed prohibition is no distinction and provides no exemption based on a worker’s earnings or job function, or on whether a worker acts in a competitively sensitive function for their employer. The proposed rule also reflects the policy position adopted by the Biden administration in an executive order in July 2021, which took the position that non-compete agreements are unlawful under the antitrust laws. Although the potential scope of the FTC’s proposed rule is uncertain, such rule, if adopted, could have a material adverse effect on our ability to retain key personnel and existing business, and on our ability to generate new business
In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders, including our founders, executives and key personnel. We currently do not maintain key person insurance on these individuals. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel in any circumstance, including, any limitation on the performance of their duties or short- or long-term absence as a result of COVID-19, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, financial condition and results of operation.
Pandemics or other outbreaks of contagious diseases and efforts to mitigate their spread have had, and could in the future have, widespread impacts on the way we operate.
The spread of COVID-19 and mitigating measures caused unprecedented disruptions to the global economy and normal business operations across sectors and countries, including the sectors and countries in which we, our clients, Carriers, suppliers and other third parties operate. A resurgence of the COVID-19 outbreak, including as a result of new variants, or future pandemics or other outbreaks of contagious diseases may result in similar or worse economic implications and disruptions.
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition, results of operations and cash flows.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and pandemic health events (such as the COVID-19 virus), as well as man-made disasters, including acts of terrorism, military actions, security breaches, cyberattacks and other similar incidents, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our Carriers, making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. Any increases in loss ratios due to natural or man-made disasters could impact our Contingent Commissions, which are primarily driven by both growth and profitability metrics. The risk of business disruption is more pronounced in certain geographic areas, including Texas, California, Florida and Illinois, where a significant portion of our business is concentrated. See “Because our business is highly concentrated in Texas, California, Florida and Illinois, adverse economic conditions, natural disasters, or regulatory changes in these states could adversely affect our financial condition."
A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us.
The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on several other factors such as the duration and spread of the outbreak.
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
As of December 31, 2022, we had total consolidated debt outstanding of approximately $94.4 million, collateralized by substantially all of the Company’s assets, including rights to future commissions. In the year ended December 31, 2022, we had debt servicing costs of $34.4 million, $4.4 million of which was attributable to scheduled principal payments, $25.0 million, net, was attributable to principal payments related to the revolving credit facility (see "Note 9. Debt" in the consolidated financial statements included herein) and $5.0 million of which was attributable to interest. In the year ended December 31, 2021, we had debt servicing costs of $5.4 million, $1.9 million of which was attributable to scheduled principal payments, $0.7 million was attributable to principal payments related to refinancing of existing indebtedness (see "Note 9. Debt" in the consolidated financial statements included herein) and $2.9 million of which was attributable to interest. The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.
The Second Amended and Restated Credit Agreement dated July 21, 2021 ("the Credit Agreement") governing our debt contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments and require us to comply with certain financial covenants. The restrictions in the Credit Agreement governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. In addition, our variable rate debt, including our Credit Agreement, exposes us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even if the amount borrowed remained the same. To the extent that interest rate risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations. A failure to comply with the restrictions under the Credit Agreement could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition and results of operations.
Replacement of the London Interbank Offered Rate could materially adversely affect our earnings
The London Interbank Offered Rate ("LIBOR"), the interest rate benchmark historically used as a reference rate on our variable rate debt, including our Credit Agreement, interest rate swaps, and cross currency interest rate swaps is in the process of being replaced. The publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021 and the U.S. dollar LIBOR rates that continue to be published are expected to cease being published as of the end of June 2023. In March 2022, Congress enacted legislation to provide a uniform, nationwide solution for so-called tough legacy contracts governed by U.S. law that do not have clear and practicable provisions for replacing LIBOR after June 30, 2023. In contracts subject to this legislation, references to LIBOR will be replaced with a benchmark replacement based on the Secured Overnight Financing Rate (“SOFR”) that incorporates a spread adjustment. SOFR is a broad Treasury repo financing rate that represents overnight secured funding transactions and is fundamentally different from LIBOR for two key reasons. First, SOFR is a secured rate, whereas LIBOR is an unsecured rate. Second, SOFR is an overnight rate, while LIBOR represents interbank funding over different maturities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be adopted, there are many uncertainties regarding the replacement of LIBOR, including but not limited to how this will impact the Company’s cost of variable rate debt and certain derivative financial instruments. The Company will also need to consider new contracts and whether they should reference SOFR or another alternative benchmark rate. The consequences of these developments cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt or derivative financial instruments which may be detrimental to our financial position or operating results.
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
Our homeowner and dwelling property lines of business comprised 57% of our premiums in 2022 and a majority of our new accounts are sourced by referral sources tied to home closing transactions. As we expand our franchise pipeline into new geographies that are located in high tax jurisdictions, we cannot guarantee our ability to grow our client base at the same pace as our existing geographies and generate new business if there is lower demand in the housing market as a consequence of the Tax Reform Act or future changes in tax rules.
We derive a significant portion of our commission revenues from a limited number of Carriers, the loss of which would result in additional expense and loss of market share.
In 2022, two Carriers represented more than 10% of total revenue at 14% and 12%. In 2021, two Carriers represented more than 10% of total revenue at 17% and 11%. In 2020, three Carriers represented more than 10% of total revenue at 20%, 13%, and 12%. Should any of these Carriers seek to terminate its arrangements with us, we could be forced to move our business to another Carrier and some additional expense and loss of market share could possibly result.
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
We may require additional debt financing in the future, which may not be available or may be available only on unfavorable terms.
We may need to raise additional funds through debt financings or access funds through existing [or new] credit facilities. Any debt [financing or] refinancing, if available at all, may be on terms that are not favorable to us. Our access to funds under our Revolving Credit Facility is dependent on the ability of the banks that are parties to the Revolving Credit Facility to meet their funding commitments. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, results of operations, and financial condition could be adversely affected.
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
Improper disclosure of confidential, personal or proprietary information, whether due to human error, misuse of information by employees or vendors, or as a result of security breaches, cyberattacks or other similar incidents with respect to our or our vendors’ systems, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.
We maintain confidential, personal and proprietary information relating to our company, our employees and our clients. This information includes personally identifiable information, protected health information and financial information. We are subject to laws, regulations, rules, industry standards, contractual obligations and other legal obligations relating to the collection, use, retention, security, transfer, disclosure and other processing of this information. These requirements apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors.
Cybersecurity breaches, cyberattacks and other similar incidents, including, among other things, computer viruses, denial of service or information attacks, worms, ransomware attacks, credential stuffing, social engineering, human error, fraud, unauthorized parties gaining access to our information technology systems, theft, malfeasance or improper access by employees or vendors, malware attacks, phishing campaigns and vulnerability exploit attempts could disrupt the security of our internal systems and business applications or those of our vendors and impair our ability to provide services to our clients and protect the privacy of their data. Any such incidents may also compromise confidential business information, result in intellectual property or other confidential or proprietary information being lost or stolen, including client, employee or company data, which could harm our reputation, competitive position or otherwise adversely affect our business.
Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state and state-sponsored actors. Moreover, cybersecurity threats are constantly evolving, which makes it more difficult to detect cybersecurity incidents, assess their severity or impact in a timely manner, and successfully defend against them. The ongoing COVID-19 pandemic has increased the attack surface available to criminals, with more companies and individuals working remotely and otherwise working online. Consequently, the risk of a cybersecurity incident has increased, and as cybersecurity threats evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities, security breaches, cyberattacks or other similar incidents. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful, and we may not be able to anticipate all security breaches, cyberattacks or other similar incidents, detect or react to such incidents in a timely manner, implement guaranteed preventive measures against such incidents, or adequately remediate any such incident.
Although we maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information, we cannot eliminate the risk of human error or guarantee our safeguards against employee, vendor or third-party malfeasance. It is possible that the measures we implement, including our security controls over personal data and training of employees on data security, may not prevent improper access to, disclosure of, or misuse of confidential, personal or proprietary information. Moreover, while we generally perform cybersecurity due diligence on our key vendors, because we do not control our vendors and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws regulations, rules, industry standards or contractual obligations, we may be held responsible for security breaches, cyberattacks or other similar incidents attributed to our vendors as they relate to the information we share with them. This could cause harm to our reputation, create legal exposure, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.
The occurrence of any security breach, cyberattack or other similar incident with respect to our or our vendors’ systems, or our failure to make adequate or timely disclosures to the public, regulators, law enforcement agencies or affected individuals, as applicable, following any such event, could cause harm to our reputation, subject us to additional regulatory scrutiny, expose us to civil litigation, fines, damages or injunctions or subject us to notification obligations or liability under applicable data privacy, cybersecurity and other laws, rules and regulations, resulting in increased costs or loss of commissions and fees, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot ensure that any limitations of liability provisions in our agreements with customers, vendors and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim in connection with a security breach, cyberattack or other similar incident. Additionally, we cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
We are subject to complex and evolving laws, regulations, rules, industry standards and contractual obligations regarding data privacy and cybersecurity, which can increase the cost of doing business, compliance risks and potential liability.
We are subject to complex and evolving laws, rules, regulations industry standards and contractual obligations relating to the collection, use, retention, security, transfer, disclosure and other processing of personal information. These laws, rules, regulations, industry standards and contractual obligations apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors. Data privacy and cybersecurity laws, rules and regulations are matters of growing public concern and are continuously changing in the various jurisdictions in which we operate. For example, various federal and state legislators in the United States are proposing new and more robust data privacy and cybersecurity legislation in light of the recent broad-based cyberattacks at a number of companies. These and similar initiatives around the country could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Ensuring that our collection, use, retention, protection, transfer, disclosure and other processing of personal information complies with applicable laws, regulations, rules and industry standards regarding data privacy and cybersecurity in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any actual or perceived failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability, including litigation, regulatory fines, penalties or other sanctions, damage to our reputation in the marketplace, and other adverse impacts.
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
Data privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, the California Consumer Protection Act as amended by the California Privacy Rights Act (collectively, the "CCPA"), applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of personal information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have enacted or are considering enacting comprehensive data privacy laws that share similarities with the CCPA, with at least four such laws (in Virginia, Colorado, Connecticut and
Utah) having taken effect, or scheduled to take effect, in 2023. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA, and other federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
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
Risks relating to our organizational structure
We are a holding company and our principal asset is our 61% ownership interest in Goosehead Financial, LLC, and we are accordingly dependent upon distributions from Goosehead Financial, LLC to pay dividends, if any, taxes, make payments under the tax receivable agreement and pay other expenses.
We are a holding company and our principal asset is our direct or indirect ownership of 61% of the outstanding LLC Units. We have no independent means of generating revenue. As the sole managing member of Goosehead Financial, LLC, we intend to cause Goosehead Financial, LLC to make distributions to the Pre-IPO LLC Members and us, in amounts sufficient to cover all applicable taxes payable by us and the Pre-IPO LLC members and any payments we are obligated to make under the tax receivable agreement we intend to enter into as part of the reorganization transactions and to fund dividends to our stockholders in accordance with our dividend policy, to the extent our board of directors declares such dividends.

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
The Pre-IPO LLC Members control approximately 39% of the combined voting power of our common stock. Further, pursuant to a stockholders agreement (the Stockholders Agreement") we and the Pre-IPO LLC Members entered into, the Pre-IPO LLC Members may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests in an amount exceeding $50 million, any change in the size of the board of directors and amendments to our certificate of incorporation or bylaws. In addition, the Stockholders Agreement provides that approval by the Pre-IPO LLC Members is required for any changes to the strategic direction or scope of Goosehead Insurance, Inc. and Goosehead Financial, LLC’s business, any acquisition or disposition of any asset or business having consideration in excess of 15% of our total assets and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel or Controller (including terms of compensation). Furthermore, the Stockholders Agreement will provide that, until the Substantial Ownership Requirement is no longer met, the Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors.
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
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2022, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We have previously identified material weaknesses that have been remediated, and we may suffer from other material weaknesses in the future. If we fail to maintain effective internal control over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to maintain effective internal control over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the Securities and Exchange Commission (the “SEC”), subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.
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
Item 1B. Unresolved staff comments
None.

Item 2. Properties
Our headquarters is located in leased offices in Westlake, Texas. The lease consists of approximately 230,000 square feet and expires in June 2031. As of December 31, 2022, our company-owned insurance brokerage business leases approximately 488,000 square feet of office space in Texas, Nevada, Illinois, North Carolina and Ohio under 12 leases. These offices are typically located in small office parks, generally with lease terms of five to ten years. We believe that all of our properties and facilities are well maintained.

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
Holders of Record
As of February 24, 2023, there were 11 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 24, 2023, there were 45 shareholders of record of our Class B common stock.
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
The following graph and table illustrate the total return from May 1, 2018 through December 31, 2022 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Russell 2000 Index, assuming an investment of $100 on May 1, 2018 including the reinvestment of dividends.

Comparison of Cumulative Total Return
$1000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/1/2018
12/1/2019
12/1/2020
12/1/2021
12/1/2022
GSHD
S&P 500
Russell 2000

	5/1/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
GSHD	$100	$178	$291	$865	$914	$241
S&P 500	100	96	126	149	192	157
Russell 2000	100	88	111	133	153	121

Securities Authorized for Issuance Under Equity Incentive Plans
The following table provides information about our compensation plans under which our Class A Common Stock is authorized for issuance, as of December 31, 2022:

Number of securities to be issued upon exercise of outstanding options (in thousands)	2,689
Weighted-average exercise price of outstanding options	63.84
Number of securities remaining available for future issuances under equity compensation plans (in thousands)	2,628
Number of securities issued in connection with the Employee Stock Purchase Plan	43
Number of securities remaining available for future issuance in connection with the Employee Stock Purchase Plan	17
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
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2022. See ‘Non-GAAP Financial Measures’ below for further discussion of our Core Revenue, Adjusted EBITDA and Adjusted EPS non-GAAP financial measures
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver a superior insurance experience to our clients.
The following discussion contains references to the years ended December 31, 2022, December 31, 2021, and December 31, 2020. See Goosehead’s Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the changes from year ended December 31, 2020 to the year ended December 31, 2021.
Financial Highlights for 2022:
•Total revenue increased 38% from 2021 to $209.4 million; Core Revenues* of $188.2 million increased 41% over 2021
•Total Written Premiums Placed increased 42% from 2021 to $2.2 billion
•Net income decreased by $5.7 million from 2021 to $2.6 million, or 1% of total revenues
•Adjusted EBITDA*, a non-GAAP measure, increased by 76% from 2021 to $36.7 million, or 18% of total revenues
•Basic earnings per share was $0.03 and Adjusted EPS*, a non-GAAP measure, was $0.55 for the year ended December 31, 2022.
•Policies in Force increased 27% from December 31, 2021 to 1,284,000 at December 31, 2022.
•Corporate sales headcount decreased 37% from December 31, 2021 to 320 at December 31, 2022.
◦As of December 31, 2022, 165 of these corporate sales agents had less than one year of tenure and 155 had greater than one year of tenure.
•Operating franchises increased 18% from December 31, 2021 to 1,413 at December 31, 2022.
◦In Texas as of December 31, 2022, 71 operating franchises had less than one year of tenure and 236 operating franchisees had greater than one year of tenure.

◦Outside of Texas as of December 31, 2022, 401 operating franchises had less than one year of tenure and 705 had greater than one year of tenure.
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Total Core Revenue to Total Revenue, Adjusted EBITDA to net income (loss) and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth in "Key performance indicators" below.
Factors affecting our results of operations
We believe that the most significant factors affecting our results of operations include:
•Investment in growth. We continue to invest in expanding our national footprint, increasing our revenue-producing headcount, and increasing the level of support provided to our salespeople. Our ability to attract and retain top corporate sales agents and franchise owners, ramp up new agent productivity, and retain existing and future Policies in Force are key to continued profitable growth.
•Investment in technology. We continue to develop and invest in our technology platform to drive scalability, adaptability, and efficiency. We believe our significant investment in proprietary technology is a key competitive advantage that supports, and will continue to support our growth and operating margins.
•Continued penetration of Franchisees into existing markets. We will continue to market actively for new franchises in our established markets, including Texas, which represent over 99% of the U.S. population. We are now licensed with the necessary state departments of commerce and insurance and registered as a franchisor in all 50 states in the U.S.
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
•Seasonality and cyclicality of housing market conditions. The majority of our new accounts are sourced by referral sources tied to home closing transactions. Major slowdowns in the various housing markets Goosehead serves, including as a result of changes in prevailing interest rates or U.S. monetary policies that affect interest rates, could impact our ability to generate new business. We experience seasonality and revenue related to the sale of insurance policies throughout the course of a calendar year that is tied to the seasonality of new home sales. Revenue from home insurance leads is higher from April to August and lower from October through January. While this can impact month-to-month or quarter-to-quarter results, we expect productivity to normalize year-over-year.
•Increases in interest rates. Our variable rate debt, including our Credit Agreement, exposes us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even if the amount borrowed remained the same. To the extent that interest rate risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations.
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
COVID-19
The spread of COVID-19 and mitigating measures caused unprecedented disruptions to the global economy and normal business operations across sectors and countries, including the sectors and countries in which we, our clients, Carriers, suppliers and other third parties operate. Given the uncertainty regarding the adverse effects of COVID-19 on the national and global economy, the related financial impact on our business cannot be predicted with certainty at this time. While we intend to continue to execute on our strategic plans and operational initiatives, there may be developments outside our control requiring us to adjust our operating plan. See Part II, Item 1A. “Risk Factors—The ongoing global COVID-19 pandemic has negatively impacted the global economy in a significant manner and may continue to do so for an extended period of time, and could also materially adversely affect our business and operating results.”

Certain income statement line items
Revenues
In 2022, revenue increased by 38% to $209.4 million from $151.3 million in 2021. Total Written Premium growth, which is the best indicator of future revenue growth, increased 42% to $2.2 billion in 2022 from $1.6 billion in 2021. Total Written Premiums Placed drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions. Our various revenue streams do not equally contribute to the long-term value of Goosehead. For instance, Renewal Revenue and Renewal Royalty Fees are more predictable and have higher margin profiles, thus are higher quality revenue streams for the Company. Alternatively, Contingent Commissions, while high margin, are unpredictable and dependent on insurance company underwriting and forces of nature and thus are lower quality revenue for the Company. Our revenue streams can be viewed in three distinct categories: Core Revenue, Cost Recovery Revenue, and Ancillary Revenue, which are non-GAAP measures. A reconciliation of Core Revenue, Cost Recovery Revenue, and Ancillary Revenue to total revenue, the most directly comparable financial measures presented in accordance with GAAP, are set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-K.
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
We discuss below the breakdown of our revenue by stream:

	Years ended December 31,						2022
(in thousands)	2022		2021		2020		% Growth
Core Revenue:
Renewal Commissions(1)	$57,543	27%	$39,111	26%	$28,891	25%	47%
Renewal Royalty Fees(2)	77,346	37%	46,079	30%	29,309	25%	68%
New Business Commissions(1)	24,126	12%	22,108	15%	17,324	15%	9%
New Business Royalty Fees(2)	18,244	9%	14,616	10%	10,623	9%	25%
Agency Fees(1)	10,912	4%	11,506	7%	8,921	7%	(5)%
Total Core Revenue	188,171	89%	133,420	88%	95,068	81%	41%
Cost Recovery Revenue:
Initial Franchise Fees(2)	10,853	5%	6,516	4%	4,236	4%	67%
Interest Income	1,403	1%	1,153	1%	813	1%	22%
Total Cost Recovery Revenue	12,256	6%	7,669	5%	5,049	5%	60%
Ancillary Revenue:
Contingent Commissions(1)	7,684	4%	9,926	7%	16,675	14%	(23)%
Other Income(2)	1,279	1%	297	—%	222	—%	331%
Total Ancillary Revenue	8,963	5%	10,223	7%	16,897	14%	(12)%
Total Revenues	$209,390	100%	$151,312	100%	$117,014	100%	38%
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.
Core Revenue:
The Company's primary source of revenue is through the placement of insurance policies. We are paid a percentage of the premium from the Carriers in the form of New Business Commissions and, in states which allow it, we charge Agency Fees for the placement of the policy. For policies placed through franchise sales, we receive

20% of the commissions and fees received as New Business Royalties during the first term of the policy. All clients are serviced by our world-class service centers, allowing for predictable retention of our Book of Business, which has historically been 88%. All commissions received in corporate sales after the first term of the policy are recognized as Renewal Commissions, which are higher margin due to lower servicing costs. For all policies that renew related to franchise sales, we receive 50% of the commissions received from the Carrier as Renewal Royalty Fees, creating a mechanical increase in revenue of 120% if we renew at historical rates, and higher margin due to lower servicing costs on higher revenue. For this reason, and because we are placing an increasing percentage of Total Written Premium in franchise sales, Core Revenue growth will lag that of Total Written Premium.
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
Ancillary Revenue:
With certain Carriers, the Company has the opportunity to earn additional revenue in the form of Contingent Commissions, typically based on the growth and loss ratio of the business placed with the select Carriers. The Contingent Commissions are extremely difficult to predict in any given period. Although the Company can control the amount of business placed with the Carriers, loss ratios depend on many factors that are outside of our control, such as weather events and Carrier underwriting accuracy. As such, we view these Contingent Commissions as a bonus and have historically returned the cash from the Contingent Commissions to shareholders by way of a special dividend. The Company estimates the amount to be received during the period over which the Contingent Commissions are earned.
Below is a summary showing the historical Contingent Commissions as a percentage of Total Written Premiums Placed for the period in which the Contingent Commissions were earned (in thousands).

	Total Written Premium	Contingent Commission Revenue	% of Premium
2020	$1,074,076	$16,675	1.55%
2021	1,559,858	9,926	0.64%
2022	2,217,023	7,684	0.35%
	3-year average		0.85%
Contingent Commissions can vary significantly from year-to-year and should be viewed over several years. Since 2020, revenue from Contingent Commissions have historically represented approximately 0.85% of Total Written Premium at year-end. Most of our Contingent Commissions are earned in the year prior to when they are received. For the year ended December 31, 2020, $16.7 million of Contingent Commissions were earned (below our historical average as a percentage of premium), of which $15.1 million was still receivable at December 31, 2020. For the year ended December 31, 2021, $9.9 million of Contingent Commissions were earned (significantly above our historical average as a percentage of premium), of which $7.4 million was still receivable at December 31, 2021. For the year ended December 31, 2022, $7.7 million of Contingent Commissions were earned (significantly below our historical average as a percentage of premium), of which $7.4 million was still receivable at December 31, 2022. Contingent Commissions are paid by Carriers based upon the profitability, volume and/or growth of the business placed with such companies during the prior year, therefore, Contingent Commissions earned can vary greatly from year to year.
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

Written Premium for the periods indicated (in thousands):

	Year Ended December 31,
	2022		2021		2020
Line of business
Homeowner	$1,268,217	57%	$885,130	56%	$585,515	55%
Automotive	874,505	40%	618,483	40%	456,320	42%
Commercial	49,582	2%	39,254	3%	20,730	2%
Other	24,719	1%	16,991	1%	11,511	1%
Total Written Premium	$2,217,023	100%	$1,559,858	100%	$1,074,076	100%
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
For the year ended December 31, 2022, we had $2.2 billion in Total Written Premium, representing a 42% increase, compared to $1.6 billion for the year ended December 31, 2021. The following table shows Total Written Premium by channel for the years ended 2022 and 2021 (in thousands).

	Year Ended December 31		% Change
	2022	2021
Corporate Sales Total Written Premium	$554,764	$421,792	32%
Franchise Sales Total Written Premium	1,662,259	1,138,067	46%
Total Written Premium	$2,217,023	$1,559,859	42%
Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of December 31, 2022, we had 1,284,000 Policies in Force compared to 1,011,000 as of December 31, 2021, representing a 27% increase.

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
NPS has decreased modestly to 90 as of December 31, 2022 from 91 at December 31, 2021, primarily driven by the service team’s continued focus on delivering highly differentiated service levels.
Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention decreased modestly to 88% at December 31, 2022 when compared to 89% at December 31, 2021, again driven by the service team’s continued focus on delivering highly differentiated service levels. Our retention rate is even stronger on a premium basis. In 2022, we retained 100% of the premiums we distributed in 2021, an increase from premium retention in 2021 of 93% primarily due to high levels of client retention and premium increases from our Carriers during the year. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and Royalty Fees relating to policies in their first term.
For the year ended December 31, 2022, New Business Revenue grew 10% to $53.3 million, from $48.2 million for the year ended December 31, 2021. Growth in New Business Revenue is driven primarily by growth in operating franchises of 18%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Royalty Fees after the first term of a policy.
For the year ended December 31, 2022, Renewal Revenue grew 58% to $134.9 million, from $85.2 million for the year ended December 31, 2021. Growth in Renewal Revenue was driven primarily by Client Retention of 88% at December 31, 2022, and premium rate increases over the prior year. As our agent force matures the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
Non-GAAP Financial Measures
Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS are not measures of financial performance under GAAP and should not be considered substitutes for total revenue, net income, net income margin or earnings per share, which we consider to be the most directly comparable GAAP measure. We refer to these measures as "non-GAAP financial measures." We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax position, depreciation, amortization and certain other items that we believe are not representative of our core business. Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS have limitations as analytical tools, and when assessing our operating performance, you should not consider Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, or Adjusted EPS in isolation or as substitutes for net income, earnings per share or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Core Revenue, Cost Recovery Revenue, Ancillary Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS differently than we do, limiting their usefulness as comparative measures.
Core Revenue
Core Revenue is a supplemental measure of our performance and includes Renewal Commissions, Renewal Royalty Fees, New Business Commissions, New Business Royalty Fees, and Agency Fees. We believe that Core

Revenue is an appropriate measure of operating performance because it summarizes all of our revenues from sales of individual insurance policies.
Core Revenue increased by $54.8 million, or 41%, to $188.2 million for the year ended December 31, 2022 from $133.4 million for the year ended December 31, 2021. The primary driver of the increase is growth in operating franchises, high levels of client and premium retention, and number of policies in the renewal term from December 31, 2021 to December 31, 2022.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $4.6 million, or 60%, to $12.3 million for the year ended December 31, 2022 from $7.7 million for the year ended December 31, 2021. The primary driver of the increase is a larger number of franchises in the system.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue decreased by $1.3 million, or 12%, to $9.0 million for the year ended December 31, 2022 from $10.2 million for the year ended December 31, 2021. The primary driver of the decrease from December 31, 2021 to December 31, 2022 was unfavorable loss ratios with our carriers.
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
Adjusted EBITDA increased by $15.9 million, or 76%, to $36.7 million for the year ended December 31, 2022, from $20.8 million for the year ended December 31, 2021, driven primarily by a significant increase in core revenue.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the year ended December 31, 2022, Adjusted EBITDA Margin was 18% compared to 14% for the year ended December 31, 2021. The Adjusted EBITDA margin increase came from a significant increase in core revenue and slower growth in both general and administrative and employee compensation and benefits expenses.
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

GAAP to Non-GAAP Reconciliations

	Year ended December 31,
	2022	2021	2020
Total Revenues	$209,390	$151,312	$117,014

Core Revenue:
Renewal Commissions(1)	$57,543	$39,111	$28,891
Renewal Royalty Fees(2)	77,346	46,079	29,309
New Business Commissions(1)	24,126	22,108	17,324
New Business Royalty Fees(2)	18,244	14,616	10,623
Agency Fees(1)	10,912	11,506	8,921
Total Core Revenue	188,171	133,420	95,068
Cost Recovery Revenue:
Initial Franchise Fees(2)	10,853	6,516	4,236
Interest Income	1,403	1,153	813
Total Cost Recovery Revenue	12,256	7,669	5,049
Ancillary Revenue:
Contingent Commissions(1)	7,684	9,926	16,675
Other Income(2)	1,279	297	222
Total Ancillary Revenue	8,963	10,223	16,897
Total Revenues	$209,390	$151,312	$117,014
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.
The following table shows a reconciliation from net income to Adjusted EBITDA for the year ended December 31, 2022, 2021, and 2020 (in thousands):

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$2,630	$8,296	$18,755
Interest expense	4,999	2,854	2,310
Depreciation and amortization	6,884	4,873	3,147
Tax expense (benefit)	2,499	(2,292)	(1,035)
Equity-based compensation	19,642	7,292	4,745
Other income (expense, including state franchise tax)	—	(185)	(90)
Adjusted EBITDA	$36,654	$20,838	$27,832
Net Income Margin(1)	1%	5%	16%
Adjusted EBITDA Margin(2)	18%	14%	24%
(1) Net Income Margin is calculated as Net Income divided by Total Revenue ($2,630 / $209,390), ($8,296 / $151,312), and ($18,755 / $117,014) for the years ended December 31, 2022, 2021, and 2020.
(2) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue excluding other non-operating items ($36,654 / $209,390) for the year ended December 31, 2022, ($20,838 / $151,312) for the year ended December 31, 2021, and ($27,832 /$117,014) for the year ended December 31, 2020.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS for the years ended December 31, 2022, 2021, and 2020. Note that totals may not sum due to rounding:

	Year ended December 31,
	2022	2021	2020
Earnings (loss) per share - basic (GAAP)	$0.03	$0.28	$0.55
Add: equity-based compensation(1)	0.52	0.20	0.13
Adjusted EPS (non-GAAP)	$0.55	$0.48	$0.68
(1) Calculated as equity-based compensation divided by the weighted average of Class A and Class B shares outstanding during the period 2022 - [$19.6 million / ( 21.0 million + 16.2 million )] 2021 - [ $7.3 million / ( 19.2 million + 17.7 million )] 2020 - [ $4.7 million / ( 16.8 million + 19.7 million )]
Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the years ended December 31, 2022, December 31, 2021, and December 31, 2020. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP. For further discussion regarding our consolidated results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, refer to "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The following table summarizes our results of operations for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022		2021		2020
Revenues:
Commissions and agency fees	$100,265	48%	$82,651	54%	$71,811	61%
Franchise revenues	107,722	51%	67,508	45%	44,390	38%
Interest income	1,403	1%	1,153	1%	813	1%
Total revenues	209,390	100%	151,312	100%	117,014	100%
Operating Expenses:
Employee compensation and benefits	133,293	67%	94,978	67%	67,366	69%
General and administrative expenses	52,887	27%	39,789	28%	24,985	26%
Bad debts	6,198	3%	2,999	2%	1,576	2%
Depreciation and amortization	6,884	3%	4,873	3%	3,147	3%
Total operating expenses	199,262	100%	142,639	100%	97,074	100%
Income from operations	10,128		8,673		19,940
Other Income:
Other income	—		185		90
Interest expense	(4,999)		(2,854)		(2,310)
Income before taxes	5,129		6,004		17,720
Tax expense (benefit)	2,499		(2,292)		(1,035)
Net Income	2,630		8,296		18,755
Less: net income attributable to non-controlling interests	2,065		2,893		9,468
Net Income attributable to Goosehead Insurance Inc.	$565		$5,403		$9,287

Revenues
In 2022, revenue increased by 38% to $209.4 million from $151.3 million in 2021.
Commissions and agency fees
Commissions and agency fees consist of Core Revenue from New Business Commissions, Renewal Commissions, and Agency Fees, and Ancillary Revenue from Contingent Commissions generated from corporate sales and franchise sales and other income.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31
	2022		2021		2020
Core Revenue:
Renewal Commissions	$57,543	57%	$39,111	47%	$28,891	40%
New Business Commissions	24,126	24%	22,108	27%	17,324	24%
Agency Fees	10,912	11%	11,506	14%	8,921	13%
Total	92,581	92%	72,725	88%	55,136	77%
Ancillary Revenue:
Contingent Commissions	7,684	8%	9,926	12%	16,675	23%
Commissions and agency fees	$100,265	100%	$82,651	100%	$71,811	100%
Renewal Commissions increased by $18.4 million, or 47%, to $57.5 million for the year ended December 31, 2022 from $39.1 million for the year ended December 31, 2021. These increases are primarily attributable to an increase in the premium retention rate at December 31, 2022 compared to December 31, 2021.
New Business Commissions increased by $2.0 million, or 9%, to $24.1 million for the year ended December 31, 2022 from $22.1 million for the year ended December 31, 2021. Revenue from Agency Fees decreased by $0.6 million, or 5%, to $10.9 million for the year ended December 31, 2022 from $11.5 million for the year ended December 31, 2021. This increase in New Business Commissions is primarily driven by increases in premium per policy, while the decrease in Agency Fees was primarily attributable to a decrease in total sales agent head count to 320 at December 31, 2022, from 506 at December 31, 2021, a 37% decrease.
Revenue from Contingent Commissions decreased by $2.2 million, or 23%, to $7.7 million for the year ended December 31, 2022, from $9.9 million for the year ended December 31, 2021. The decrease is primarily attributable to the increase in loss ratios in our book of business with the Carriers that offer contingency programs.
Franchise Revenues
Franchise Revenues consist of Core Revenues from Royalty Fees, Cost Recovery Revenues from Initial Franchise Fees, and Ancillary Revenues from Interest Income.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2022		2021		2020
Core Revenues:
Renewal Royalty Fees	$77,346	72%	$46,079	68%	$29,309	65%
New Business Royalty Fees	18,244	17%	14,616	22%	10,623	24%
Total	95,590	89%	60,695	90%	39,932	89%
Cost Recovery Revenues:
Initial Franchise Fees	10,853	10%	6,516	10%	4,236	10%
Ancillary Revenues:
Other Franchise Revenues	1,279	1%	297	—%	222	1%
Franchise revenues	$107,722	100%	$67,508	100%	$44,390	100%

Revenue from Renewal Royalty Fees increase by $31.3 million, or 68%, to $77.3 million, for the year ended December 31, 2022 from $46.1 million for the year ended December 31, 2021. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in premium retention rate, and the higher Royalty Fee rate on renewal business compared to new business (50% vs. 20%, respectively).
Revenue from New Business Royalty Fees increased by $3.6 million, or 25%, to $18.2 million for the year ended December 31, 2022 from $14.6 million for the year ended December 31, 2021. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in the total number of operating franchises at December 31, 2022 compared to December 31, 2021.
Initial Franchise Fee revenue increased approximately $4.3 million, or 67%, to $10.9 million for the year ended December 31, 2022 from $6.5 million for the year ended December 31, 2021. The primary driver of the increase in Initial Franchise Fees was the increase in total franchises, as well as the acceleration of Franchise Fee revenue from termination of existing agencies.
Interest Income
Interest Income increased $0.3 million, or 22% to $1.4 million for 2022 from $1.2 million for 2021. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $38.3 million, or 40%, to $133.3 million for 2022 from $95.0 million for 2021. This was primarily attributable to an increase in total headcount from 2021 to 2022, as well as additional stock options granted during 2022.
General and administrative expenses
General and administrative expenses increased by $13.1 million, or 33%, to $52.9 million for 2022 from $39.8 million for 2021. This increase was primarily attributable to additional investment in the continued development of technology. The remainder of the increase is attributable to higher costs associated with an increase in operating franchises and employees.
Bad debts
Bad debts increased by $3.2 million, or 107%, to $6.2 million for 2022 from $3.0 million for 2021. This increase was primarily attributable to increases in terminations of signed but not launched franchises.
Depreciation and amortization
Depreciation and amortization increased by $2.0 million, or 41%, to $6.9 million for 2022 from $4.9 million for 2021. This increase was primarily attributable to the increase in fixed assets during the same period, including a full year of depreciation on the fixed assets put in place in connection with the additional hiring and lease space taken during the year.
Other income (expense)
During 2022 the Company had no other income, compared to $0.2 million in 2021.
Interest expense
Interest expenses increased by $2.2 million, or 75%, to $5.0 million for 2022 from $2.9 million for 2021. This increase is attributable to a rising interest rate environment during the year.
Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our corporate and franchise sales. Our primary cash flow activities involve: (1) generating cash flow from corporate sales, which largely includes Renewal Revenue (Corporate) and New Business Revenue (Corporate); (2) generating cash flow from franchise sales, which largely includes Royalty Fees and Initial Franchise Fees; (3) making distributions to the Goosehead Management Holders and Texas Wasatch Holders; and (4) borrowings, interest payments and repayments under our Credit Agreement. As of December 31, 2022, our unrestricted cash and cash equivalents, and restricted cash was $30.4 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, and debt service.

Credit agreement
See "Note 9. Debt" in the consolidated financial statements included herein for a discussion of the Company's credit facilities.
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31
	2022	2021	2020
Net cash provided by operating activities	$35,724	$35,444	$24,643
Net cash used for investing activities	(12,571)	(15,375)	(10,333)
Net cash used for financing activities	(23,245)	(15,826)	(3,334)
Net increase (decrease) in cash and cash equivalents	(92)	4,243	10,976
Cash and cash equivalents, and restricted cash, beginning of period	30,479	26,236	15,260
Cash and cash equivalents, and restricted cash, end of period	$30,387	$30,479	$26,236

Operating activities
Net cash provided by operating activities was $35.7 million for 2022 as compared to net cash provided by operating activities of $35.4 million for 2021. This increase in net cash provided by operating activities was primarily attributable to a $5.7 million decrease in net income offset by a $12.4 million increase in stock compensation expense and a $16.5 million decrease in cash provided by contract liabilities offset by a $10.9 million increase in cash provided by receivables from franchisees.
Investing activities
Net cash used in business investment activities was $12.6 million for 2022 as compared to net cash used in business investment activities of $15.4 million for 2021. This decrease in net cash used in business investment activities was primarily attributable to a decrease in cash paid for fixed assets due to a decrease in additional office space built out during 2022 as compared to 2021.
Financing activities
Net cash used in financing activities was $23.2 million for 2022 as compared to net cash used by financing activities of $15.8 million for 2021. This increase in net cash used in financing activities is due to the $24.6 million decrease in proceeds received from notes payable during 2022, a $50.0 million increase in repayments made on the revolving credit facility and a $60.0 million decrease in distributions and dividends paid during 2022.
Future sources and uses of liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) our Revolving Credit Facility or other sources of debt financing. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future.
Our primary liquidity needs comprise cash to (1) provide capital to facilitate the organic growth of our business, (2) pay operating expenses, including cash compensation to our employees, (3) make payments under the tax receivable agreement, (4) pay interest and principal due on borrowings under our Credit Agreement and (5) pay income taxes.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of December 31, 2022, aggregated by type.

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$83,075	$8,816	$22,445	$22,754	$29,060
Debt obligations payable(2)	94,375	6,875	19,375	68,125	—
Interest expense(3)	18,109	5,867	10,110	2,132	—
Liabilities under tax receivable agreement(4)	125,662	—	8,266	30,848	86,548
Total	$321,221	$21,558	$60,196	$123,859	$115,608
(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $7.0 million, $4.8 million, and $1.9 million for year ending December 31, 2022, 2021, and 2020.
(2)The Company refinanced its credit facilities on July 21, 2021 in the form of a $100 million term loan and $50 million revolving credit facility, of which nothing was drawn on the revolving credit facility as of December 31, 2022.
(3)Interest payments on our outstanding debt obligations under our Credit Agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of December 31, 2022.
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
Revenue recognition
Goosehead provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned and franchise units. Goosehead is compensated for the insurance brokerage services that it provides for clients in the form of commission revenue, royalty fees, and contingent commissions.
The Company estimates the amount of commissions and royalty fees revenue to recognize on the effective date a policy is placed into service based on estimates of premiums, policy changes and cancellations. The Company adjusts its estimates of revenue recognized for commissions and royalty fees based on cash collections during the terms of the policies. The transaction price for contingent commissions is estimated based on all available information and is recognized over time as the Company completes its performance obligations as the underlying policies are placed.
Certain costs to obtain or fulfill a contract are capitalized. The Company capitalizes the incremental costs to obtain contracts primarily related to initial franchise fees. These deferred costs are amortized over the expected life of the underlying franchise fee and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2022.
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
As of December 31, 2022, as a result of the prior redemptions of LLC Units, we recognized liabilities totaling $125.7 million relating to our obligations under the Tax Receivable Agreement.
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
The Company represents approximately 150 Carriers, of which 58 provide national coverage. During 2022, two carriers represented more than 10% of total revenue at 14% and 12%.
As of December 31, 2022, we had $94.4 million of borrowings outstanding under our Credit Agreement, which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and therefore is subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated financial statements.

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Goosehead Insurance, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Goosehead Insurance, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Commissions revenue consists of commissions earned from insurance carriers for services performed on behalf of the insured in the placement of insurance policies both for the initial placement of the policies and the subsequent renewals of those policies. Commissions revenue is recorded at a point in time on the effective date of the policy. Franchise revenues consist of royalty fees earned by the Company for providing initial training, onboarding, ongoing support and use of the Company’s business operations over the period of the franchise agreement based on a percentage of commissions earned by franchisees from insurance carriers. Royalty fees revenue is recognized over time under the sales- and usage-based exception on the effective date of policies placed by franchisees. The Company estimates the amount of commissions and royalty fees revenue to recognize on the effective date a policy is placed into service based on estimates of premiums placed, policy changes, and cancellations, net of a constraint. Management adjusts its estimates of revenue recognized for commissions and royalty fees based on cash collections during the terms of the policies. For the year ended December 31, 2022, commissions and agency fees was $100.3 million, of which $81.7 million relates to new and renewal commissions. For the year ended

December 31, 2022, franchise revenue was $107.7 million, of which $95.6 million relates to new and renewal royalty fees.
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
•We developed an independent expectation of current year constrained commissions and royalty fees revenue and compared to management’s recorded amount.
•We evaluated management's revenue estimates for commissions and royalty fees revenue made at year end based on cash collections during the terms of the policies by performing the following:
•Compared the adjustments of revenue based on cash collections used by management to historical cash collection rates for portfolios of policies with the same remaining policy term.
•Tested the accuracy and completeness of historical cash collection data used in the calculation of historical cash collection rates.
•We evaluated management’s estimate of the constraints applied to renewal commissions and renewal royalty fees revenue by comparing the constraints to historical adjustments of commissions and royalty fees revenue.
•We evaluated whether publicly available information contradicted management’s assumptions.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 24, 2023
We have served as the Company's auditor since 2017.

Goosehead Insurance, Inc.
Consolidated statements of operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Commissions and agency fees	$100,265	$82,651	$71,811
Franchise revenues	107,722	67,508	44,390
Interest income	1,403	1,153	813
Total revenues	209,390	151,312	117,014
Operating Expenses:
Employee compensation and benefits	133,293	94,978	67,366
General and administrative expenses	52,887	39,789	24,985
Bad debts	6,198	2,999	1,576
Depreciation and amortization	6,884	4,873	3,147
Total operating expenses	199,262	142,639	97,074
Income from operations	10,128	8,673	19,940
Other Income:
Other income	—	185	90
Interest expense	(4,999)	(2,854)	(2,310)
Income before taxes	5,129	6,004	17,720
Tax expense (benefit)	2,499	(2,292)	(1,035)
Net Income	2,630	8,296	18,755
Less: net income attributable to non-controlling interests	2,065	2,893	9,468
Net Income attributable to Goosehead Insurance Inc.	$565	$5,403	$9,287

Earnings per share:
Basic	$0.03	$0.28	$0.55
Diluted	$0.03	$0.26	$0.51
Weighted average shares of Class A common stock outstanding:
Basic	20,995	19,181	16,785
Diluted	21,773	20,813	18,383

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated balance sheets
(In thousands, except share and par value amounts)

	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$28,743	$28,526
Restricted cash	1,644	1,953
Commissions and agency fees receivable, net	14,440	12,056
Receivable from franchisees, net	4,932	2,986
Prepaid expenses	4,334	4,785
Total current assets	54,093	50,306
Receivable from franchisees, net of current portion	23,835	29,180
Property and equipment, net of accumulated depreciation	35,347	24,933
Right-of use asset	44,080	32,656
Intangible assets, net of accumulated amortization	4,487	2,798
Deferred income taxes, net	155,318	125,676
Other assets	4,193	4,742
Total assets	$321,353	$270,291
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,958	$12,995
Premiums payable	1,644	1,953
Lease liability	6,627	4,893
Contract liabilities	6,031	6,054
Note payable	6,875	4,375
Total current liabilities	37,135	30,270
Lease liability, net of current portion	64,947	47,335
Note payable, net of current portion	86,711	118,361
Contract liabilities, net of current portion	40,522	42,554
Liabilities under tax receivable agreement, net of current portion	125,662	100,959
Total liabilities	354,977	339,479
Commitments and contingencies (see notes 9, 15, and 17)
Class A common stock, $0.01 par value per share 300,000,000 shares authorized, 23,034,287 shares issued and outstanding as of December 31, 2022, 20,198,005 issued and outstanding as of December 31, 2021	228	200
Class B common stock, $0.01 par value per share - 50,000,000 shares authorized, 14,470,623 issued and outstanding as of December 31, 2022, 16,909,343 issued and outstanding as of December 31, 2021	146	170
Additional paid in capital	70,866	46,281
Accumulated deficit	(60,570)	(60,671)
Total stockholders' equity and members' deficit	10,670	(14,020)
Non-controlling interests	(44,294)	(55,168)
Total equity	(33,624)	(69,188)
Total liabilities and equity	$321,353	$270,291
See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statement of stockholders’ equity
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2020	15,238	21,055	152	210	14,442	(23,811)	(9,007)	(22,000)	(31,007)
Distributions	—	—	—	—		—	—	(2,697)	(2,697)
Dividends declared	—	—	—	—	—	(19,895)	(19,895)	(22,105)	(42,000)
Net income	—	—	—	—	—	9,287	9,287	9,468	18,755
Exercise of stock options	450	—	5	—	4,493	—	4,498	—	4,498
Equity-based compensation	—	—	—	—	4,745	—	4,745	—	4,745
Activity under employee stock purchase plan	8	—	—	—	542	—	542	—	542
Redemption of LLC Units	2,608	(2,608)	26	(26)	(3,525)	—	(3,525)	3,525	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	8,674	—	8,674	86	8,760
Reallocation of Non-controlling interest	—	—	—	—	—	(195)	(195)	195	—
Balance December 31, 2020	18,304	18,447	183	184	29,371	(34,614)	(4,876)	(33,528)	(38,404)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2021	18,304	18,447	183	184	29,371	(34,614)	(4,876)	(33,528)	(38,404)
Dividends declared	—	—	—	—	—	(31,657)	(31,657)	(28,343)	(60,000)
Net income	—	—	—	—	—	5,403	5,403	2,893	8,296
Exercise of stock options	349	—	3	—	3,792	—	3,795	—	3,795
Equity-based compensation	—	—	—	—	7,292	—	7,292	—	7,292
Activity under employee stock purchase plan	7	—	—	—	796	—	796	—	796
Redemption of LLC Units	1,538	(1,538)	14	(14)	(3,728)	—	(3,728)	3,728	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	8,758	—	8,758	279	9,037
Reallocation of Non-controlling interest	—	—	—	—	—	197	197	(197)	—
Balance December 31, 2021	20,198	16,909	200	170	46,281	(60,671)	(14,020)	(55,168)	(69,188)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2022	20,198	16,909	200	170	46,281	(60,671)	(14,020)	(55,168)	(69,188)
Net income	—	—	—	—	—	565	565	2,065	2,630
Exercise of stock options	381	—	4	—	5,427	—	5,431	—	5,431
Equity-based compensation	—	—	—	—	19,642	—	19,642	—	19,642
Activity under employee stock purchase plan	16	—	—	—	699	—	699	—	699
Redemption of LLC Units	2,439	(2,439)	24	(24)	(7,598)	—	(7,598)	7,598	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	6,415	—	6,415	747	7,162
Reallocation of Non-controlling interest	—	—	—	—	—	(464)	(464)	464	—
Balance December 31, 2022	23,034	14,470	228	146	70,866	(60,570)	10,670	(44,294)	(33,624)

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statements of cash flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$2,630	$8,296	$18,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,109	5,117	3,570
Bad debt expense	6,198	2,999	1,576
Equity based compensation	19,642	7,292	4,745
Impact of tax receivable agreement	24,703	40,759	48,760
Deferred income taxes	(22,478)	(43,277)	(49,066)
Noncash lease expense	1,998	5,949	13,623
Changes in operating assets and liabilities:
Receivable from franchisees	(722)	(11,647)	(7,085)
Commissions and agency fees receivable	(4,504)	4,722	(12,909)
Prepaid expenses	451	(1,080)	(1,718)
Other assets	548	(805)	(2,581)
Accounts payable and accrued expenses	2,513	4,004	2,541
Deferred rent	—	—	(7,365)
Contract liabilities	(2,055)	14,407	11,406
Premiums payable	(309)	629	400
Payments pursuant to the tax receivable agreement	—	(1,921)	(9)
Net cash provided by operating activities	35,724	35,444	24,643
Cash flows from investing activities:
Proceeds from notes receivable	43	32	35
Purchase of software	(2,484)	(2,669)	(393)
Purchase of property and equipment	(10,130)	(12,738)	(9,975)
Net cash used for investing activities	(12,571)	(15,375)	(10,333)
Cash flows from financing activities:
Debt issuance cost	—	(666)	(677)
Repayment of revolving credit facility	(50,000)	—	—
Repayment of term note payable	(4,375)	(4,369)	(27,821)
Proceeds from revolving credit facility	25,000	20,000	5,000
Proceeds from term note payable	—	24,619	59,821
Proceeds from the issuance of Class A common stock	6,130	4,590	5,040
Member distributions and dividends to stockholders	—	(60,000)	(44,697)
Net cash used for financing activities	(23,245)	(15,826)	(3,334)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(92)	4,243	10,976
Cash and cash equivalents, and restricted cash, beginning of period	30,479	26,236	15,260
Cash and cash equivalents, and restricted cash, end of period	$30,387	$30,479	$26,236

Supplemental disclosure of cash flow data:
Cash paid during the year for interest	$4,774	$2,351	$1,887
Cash paid for income taxes	484	272	270
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
The operations of the corporate-owned units are recorded in Texas Wasatch Insurance Services, L.P. (“TWIS”)—a Texas limited partnership headquartered in Westlake, TX and operating since 2003. TWIS is a wholly owned subsidiary of GF. The Company had 12 corporate-owned locations in operation at December 31, 2022, 15 at December 31, 2021, and 9 at December 31, 2020.
The operations of the franchise units are recorded in Goosehead Insurance Agency, LLC (“GIA”)—a Delaware limited liability company headquartered in Westlake, TX and operating since 2011. GIA is 100% owned by Goosehead Insurance Holdings ("GIH"), which is 100% owned by GF. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During years ended December 31, 2022, 2021, and 2020, the Company onboarded 496, 405, and 337 franchise locations, respectively and had 1,413, 1,198, and 891 operating franchise locations as of December 31, 2022, 2021 and 2020 respectively. No franchises were purchased by the Company during the years ended December 31, 2022, 2021, and 2020.
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
Reclassification
Certain amounts previously reported in the 2021 financial statements have been reclassified for comparative purposes to conform to the current period's presentation. We reclassified amounts between "Employee compensation and benefits" and "General and administrative expenses" in the Consolidated Statement of Operations. We reclassified amounts between "Receivables from franchisees, net" and "Accounts payable and accrued expenses" in the Consolidated Balance Sheet that also impacted balances in the Consolidated Statement of Cash Flows. We disaggregated the proceeds and payments of the term notes payable and revolving credit facility on the Consolidated Statements of Cash Flows.
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
Restricted cash
The Company holds premiums received from the insured, but not yet remitted to the insurance carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1.6 million and $2.0 million as of December 31, 2022 and 2021, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$28,743	$28,526	$24,913
Restricted cash	1,644	1,953	1,323
Cash and cash equivalents, and restricted cash	$30,387	$30,479	$26,236
Commissions and agency fees receivable
Upon issuance of a new policy, the Company typically collects the first premium payment from the insured, and then will remit the full premium amount to the insurance carriers. The insurance carriers collect the remaining premiums directly from the insureds and remit the applicable commissions to the Company. Accordingly, as reported in the accompanying consolidated balance sheets, commissions are receivables from the insurance carriers. These direct-bill arrangements consist of a high volume of transactions with small premium amounts, with the billing controlled by the insurance carriers. The income statement and balance sheet effects of the commissions are recorded at the contract effective date and generally are based on a percentage of premiums for insurance coverage. During 2022, the Company wrote with approximately 150 insurance carriers, of which 58 provided national coverage. In 2022, two carriers represented more than 10% of total revenue at 14% and 12%. In 2021, two carriers represented more than 10% of total revenue at 17% and 11%. In 2020, three carriers represented more than 10% of total revenue at 20%, 13%, and 12%.
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
Franchise fees receivable
At the start date of the franchise agreement, an entry to franchise fees receivable is recorded along with an entry for a contract liability, to be amortized to franchise fees within Franchise revenues over the 10-year life of the franchise contract. Franchisees have the option to pay the full amount of franchise fees up front or to pay a deposit up front and the remaining balance by payment plan over time. The franchisees that elect to pay the initial franchise fee over a term extending greater than one year pay in total an amount that exceeds the amount due had they paid the full amount up front. As such, the payment plan option is treated as a zero-interest rate note, which creates an imputation of interest. The imputed interest is recorded as a discount on the franchise fee receivable and amortized using the effective interest rate method over the life of the payment plan. The amount of interest recorded in 2022, 2021, and 2020 related to franchise fees on a payment plan was $1.4 million, $1.1 million, and $0.8 million, respectively, and is included in Interest income.
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
Revenue recognition
Goosehead provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned and franchise units. Goosehead is compensated for the insurance brokerage services that it provides for clients in the form of commission revenue, royalty fees, and contingent commissions. The Company adjusts its estimates of revenue recognized for commissions and royalty fees based on cash collections during the terms of the policies.
Certain costs to obtain or fulfill a contract are capitalized. The Company capitalizes the incremental costs to obtain contracts primarily related to commission payments. These deferred costs are amortized over the expected life of the underlying franchise fee, and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2022.
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
Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2022, 2021, and 2020 was $1.0 million, $1.3 million, and $0.9 million.
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
Reference Rate Reform (ASU 2020-04): In March 2020, the Financial Accounting Standards Board issued ASU 2020-04. Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 was initially effective as of March 12, 2020 through December 31, 2022. In December 2022, ASU 2022-06 extended the effective period through December 31, 2024. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements. The standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. Our debt agreement contains a provision to move to the Secured Overnight Financing Rate ("SOFR") if or when LIBOR is phased out.
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
The Company must estimate the amount of consideration that will be received such that a significant reversal of revenue is not probable. Contingent commissions represent a form of variable consideration associated with the placement and profitability of coverage, for which we earn commissions. In connection with Topic 606, contingent commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions for the period over which the contract applies. The resulting effect on the timing of recognizing contingent commissions closely follows a similar pattern as our commissions and fees with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available.
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

Revenue from New and Renewal Royalty Fees is recorded by applying the sales- and usage-based royalties exception. Under the sales- and usage-based exception, the Company estimates the anticipated amount of the royalties to be received over the term of the policy based on an estimate of premiums placed by the franchisee, policy changes, and cancellations, net of a constraint. Revenue from Royalty Fees is recognized over time as the underlying policies are placed, which is on the effective date of the policies. Recognition of royalty fees generally takes place earlier under Topic 606.
Contract Costs
Additionally, the Company has evaluated ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”) which requires companies to defer certain incremental cost to obtain customer contracts, and certain costs to fulfill customer contracts.
Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans for Franchisees, in which the Company pays an incremental amount of compensation on new franchise agreements. These incremental costs are deferred and amortized over a 10-year period, which is consistent with the term of the contract. The balance of cost to obtain is included with Other assets on the Consolidated balance sheets.
Costs to fulfill - The Company has evaluated the need to capitalize costs to fulfill customer contracts and has determined that there are no costs that meet the definition for capitalization under ASC 340.

Disaggregation of Revenue
The following tables disaggregates revenue by source (in thousands):

	Year Ended December 31,
	2022	2021	2020
Type of revenue stream:
Commissions and agency fees
Renewal commissions	$57,543	$39,111	$28,891
New business commissions	24,126	22,108	17,324
Agency fees	10,912	11,506	8,921
Contingent commissions	7,684	9,926	16,675
Franchise revenues
Renewal royalty fees	77,346	46,079	29,309
New business royalty fees	18,244	14,616	10,623
Initial franchise fees	10,853	6,516	4,236
Other franchise revenues	1,279	297	222
Interest income	1,403	1,153	813
Total revenues	$209,390	$151,312	$117,014

Timing of revenue recognition:
Transferred at a point in time	$92,581	$72,725	$55,136
Transferred over time	116,809	78,587	61,878
Total revenues	$209,390	$151,312	$117,014

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	December 31, 2022	December 31, 2021	Increase/(decrease)
Cost to obtain franchise contracts(1)	$3,255	$1,973	$1,282
Commissions and agency fees receivable, net(2)	14,440	12,056	2,384
Receivable from franchisees, net(2)	28,767	29,673	(906)
Contract liabilities(2)(3)	46,553	48,608	(2,055)
(1) Cost to obtain franchise contracts is included in Other assets on the consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract

Significant changes in contract liabilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Contract liability at beginning of period	$48,608	$34,201
Revenue recognized during the period	(10,853)	(6,516)
New deferrals(1)	8,798	20,923
Contract liability at end of period	$46,553	$48,608
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
The following table reflects the estimated initial franchise fees (contract liability) to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for the year ended December 31:
2023	$6,031
2024	5,885
2025	5,755
2026	5,628
2027	5,434
Thereafter	17,820
$46,553

4. Franchise fees receivable
The balance of Franchise fees receivable included in receivable from franchisees in the consolidated balance sheets consisted of the following (in thousands):

	December 31,
	2022	2021
Franchise fees receivable	$35,606	$40,171
Less: Unamortized discount	(9,896)	(9,518)
Less: Allowance for uncollectible franchise fees	(487)	(303)
Total franchise fees receivable	$25,223	$30,350

Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2020	$149
Charges to bad debts	1,173
Write offs	(1,019)
Balance at December 31, 2021	303
Charges to bad debts	4,078
Write offs	(3,894)
Balance at December 31, 2022	$487

5. Allowance for uncollectible agency fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2020	$468
Charges to bad debts	1,826
Write offs	(1,805)
Balance at December 31, 2021	$489
Charges to bad debts	2,120
Write offs	(2,159)
Balance at December 31, 2022	$450

6. Property and equipment
Property and equipment consisted of the following at (in thousands):

	December 31,
	2022	2021
Furniture & fixtures	$9,772	$7,283
Computer equipment	4,041	3,369
Network equipment	423	514
Phone system	326	937
Leasehold improvements	36,009	25,115
Total	50,571	37,218
Less accumulated depreciation	(15,224)	(12,285)
Property and equipment, net	$35,347	$24,933

Depreciation expense was $6.1 million, $4.5 million, and $2.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

7. Intangible assets
Intangible assets consisted of the following (in thousands):

	December 31,		Weighted average amortization period (years)
	2022	2021
Computer software & web domain	$5,970	$4,168	2.74
Less accumulated amortization	(1,483)	(1,370)
Intangible assets, net	$4,487	$2,798
Amortization expense was $0.8 million, $0.4 million, and $0.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Expected amortization for the next five calendar years as of December 31, 2022 are as follows (in thousands):

2023	$1,685
2024	1,562
2025	1,133
2026	107
2027 and thereafter	—
Total	$4,487

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
Matching contributions may be changed at the discretion of the Company. Company contributions totaled $1.0 million, $1.0 million, and $0.8 million for the years ended December 31, 2022, 2021, and 2020.
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
The $50.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At December 31, 2022, the Company had not drawn against the revolver. At December 31, 2022, the Company had a letter of credit of $0.2 million applied against the maximum borrowing availability, thus amounts available to draw totaled $49.8 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions. Interest payments on the revolving credit facility totaled $0.7 million, $0.4 million, and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The $100.0 million term note accrues interest at an initial interest rate of LIBOR plus 2.25%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of December 31, 2022, the Company was in the greater than 2.50x leverage ratio tranche, accruing interest of LIBOR plus 2.25%. The aggregate principal amount of the term note as of December 31, 2022 is $94.4 million, payable in quarterly installments of $0.6 million for the first twelve months, $1.3 million for the next twelve months, $1.9 million for the next twelve months, and $2.5 million for the last twelve months, with a balloon payment on June 21, 2026.The term note is collateralized by substantially all the Company’s assets, which includes rights to future commissions.

The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps
Maturities of the term note payable for the next five calendar years as of December 31, 2022 are as follows (in thousands):

Amount
2023	$6,875
2024	9,375
2025	10,000
2026	68,125
2027	—
Total	$94,375
There is nothing drawn against the revolver which is coterminous with the term loan and is due in full on June 21, 2026.
Loan origination fees of $0.8 million at December 31, 2022 are reflected as a reduction to the note balance and are amortized through interest expense.
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of December 31, 2022, the Company was in compliance with these covenants.
Because of both instruments’ origination date and variable interest rate, the note payable balance at December 31, 2022 and December 31, 2021, approximates fair value using Level 2 inputs, described below.
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

Income tax expense
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income taxes
Federal	$—	$—	$(1,719)
State and local	271	226	373
Total current income taxes	271	226	(1,346)
Deferred income taxes
Federal	(340)	(4,316)	217
State and local	2,568	1,798	94
Total deferred income taxes	2,228	(2,518)	311
Income tax expense (benefit)	$2,499	$(2,292)	$(1,035)
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income before taxes	$5,129	$6,004	$17,720

Income taxes at U.S. federal statutory rate	1,076	1,261	3,720
Tax on income not subject to entity level federal income tax	(483)	(617)	(2,264)
Permanent Differences:
Non-deductible stock compensation costs	(1,478)	(4,530)	(3,004)
Non-deductible excess compensation	15	—	—
Non-deductible employee moving expenses	—	6	1
Meals & entertainment	101	25	47
Permanent Provision to Return	43	—	—
State income tax, net of federal benefit	2,268	1,553	524
Other reconciling items:
Section 162(m) DTA Write-off	935	—	—
Other	22	10	(59)
Income tax expense (benefit)	$2,499	$(2,292)	$(1,035)
Deferred tax assets and liabilities
The components of deferred tax assets are as follows (in thousands):

	December 31, 2022	December 31, 2021
Net operating loss carryforwards	$13,172	$8,929
Investment in flow-through entity	142,146	116,747
Net deferred tax asset	$155,318	$125,676

GSHD has income tax net operating loss carryforwards for federal and state purposes of $60.5 million and $0.6 million (post apportionment pre-tax), respectively. The federal net operating loss carryforwards are carried forward indefinitely and the state net operating loss carryforwards begin to expire in 2040.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of December 31, 2022.

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
GSHD entered into a tax receivable agreement ("TRA") with the Pre-IPO LLC Members on May 1, 2018 that provides for the payment by GSHD to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that GSHD actually realizes as a result of (i) any increase in tax basis in GSHD's assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.
During the years ended December 31, 2022, 2021 and 2020, an aggregate of 2.4 million, 1.5 million and 2.6 million LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly-issued shares of Class A common stock. In connection with these redemptions, we received 2.4 million, 1.5 million and 2.6 million LLC Units, which resulted in an increase in the tax basis of our investment in GF subject to the provisions of the TRA. We recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. As of December 31, 2022 and 2021, the total amount of TRA Payments due to the Pre-IPO LLC Members under the TRA was $125.7 million and $101.0 million, respectively, of which $0.0 million and $0.0 million, respectively, was current and included in Accounts payables and accrued expenses on the Consolidated balance sheets.

11. Stockholder's equity
Class A Common Stock
GSHD has a total of 23,034 thousand and 20,198 thousand shares of its Class A common stock outstanding at December 31, 2022 and 2021, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 14,471 thousand and 16,909 thousand shares of its Class B common stock outstanding at December 31, 2022 and 2021, respectively. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's stockholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the year ended December 31, 2022, 2021, and 2020, divided by the basic weighted average number of Class A common stock as of December 31, 2022 and 2021 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS (in thousands):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Income before taxes	$5,129	$6,004	$17,720
Less: income before taxes attributable to non-controlling interests	2,065	2,893	9,468
Income before taxes attributable to GSHD	3,064	3,111	8,252
Less: income tax expense (benefit) attributable to GSHD	2,499	(2,292)	(1,035)
Net income attributable to GSHD	$565	$5,403	$9,287
Denominator:
Weighted average shares of Class A common stock outstanding - basic	20,995	19,181	16,785
Effect of dilutive securities:
Stock options	778	1,632	1,598
Weighted average shares of Class A common stock outstanding - diluted	21,773	20,813	18,383

Earnings per share of Class A common stock - basic	$0.03	$0.28	$0.55
Earnings per share of Class A common stock - diluted	$0.03	$0.26	$0.51

12. Non-controlling interest
Non-Controlling Interests
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis. For the years ended December 31, 2022 and 2021, GF made no distributions.
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
During 2022 and 2021, an aggregate of 2.4 million and 1.5 million LLC Units, respectively, were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, we issued 2.4 million and 1.5 million shares of Class A common stock in connection with these redemptions and received 2.4 million and 1.5 million LLC Interests, increasing our ownership interest in GF LLC. Simultaneously, and in connection with these redemptions, 2.4 million and 1.5 million shares of Class B common stock were surrendered and canceled.

The following table summarizes the ownership interest in GF as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	LLC Units	Ownership %	LLC Units	Ownership %
Number of LLC Units held by GSHD	23,034	61.4%	20,198	54.4%
Number of LLC Units held by non-controlling interest holders	14,471	38.6%	16,909	45.6%
Number of LLC Units outstanding	37,505	100.0%	37,107	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the years ended December 31, 2022 and 2021 was 43.6% and 48.0%, respectively. All net income prior to the Offering is attributed to non-controlling interest holders.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net Income attributable to Goosehead Insurance Inc.	$565	$5,403	$9,287
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(7,598)	(3,728)	(3,525)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	699	796	542
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$(6,334)	$2,471	$6,304

13. Equity-based compensation
A summary of equity-based compensation expense during the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	$19,642	$7,292	$4,745
Equity-based compensation expense	$19,642	$7,292	$4,745
Stock options:

The Company granted additional stock options of 1,482,000, 153,500, and 900,000 to its Board of Directors and Managing Directors in 2022, 2021, and 2020, respectively. The weighted average grant date fair value was determined using the Black-Scholes valuation model using the following weighted average assumptions:

	December 31
	2022	2021	2020
Expected volatility	55% - 65%	45%	40%
Expected dividend yield	—%	—%	—%
Expected term (in years)	3.25 - 4	4.25	6.5
Risk-free interest rate	1.19%- 4.26%	0.29%	0.47%
A summary of stock option activity for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands except per share amounts):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as January 1, 2020	1,730	$11.13	$5,969
Granted	1,010	41.24	16,322
Exercised	(450)	10.00	1,390
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2020	2,290	$24.63	$20,901
Granted	154	131.87	7,280
Exercised	(351)	10.83	1,186
Forfeited	(24)	45.45	370
Expired	—	—	—
Outstanding as of December 31, 2021	2,069	$34.68	$26,625
Granted	1,482	97.49	61,808
Exercised	(381)	14.25	1,886
Forfeited	(468)	82.82	15,584
Expired	(13)	40.88	219
Outstanding as of December 31, 2022	2,689	$63.84	$70,744	7.63
Options vested and exercisable as of December 31, 2022	906	$27.36	$8,815	5.62
Options expected to vest as of December 31, 2022	1,783	$81.94	$61,929	8.63

As of December 31, 2022, total unrecognized compensation expense related to unvested stock options was $41.5 million, which is expected to be recognized over a weighted average period of 2.02 years. Cash received from stock option exercises during the year ended December 31, 2022 was $6.1 million.
A summary of unvested stock option activity for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands except per share amounts):

	Stock Options	Weighted Average Grant Date Fair Value
Unvested as January 1, 2020	1,517	$3.15
Vested	(550)	3.12
Granted	1,010	16.16
Forfeited	—	—
Unvested as of December 31, 2020	1,977	$10.09
Vested	(504)	5.09
Granted	154	47.43
Forfeited	(24)	15.44
Unvested as of December 31, 2021	1,603	$15.20
Vested	(834)	10.64
Granted	1,482	41.71
Forfeited	(468)	33.33
Unvested as of December 31, 2022	1,783	$34.73
The total fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $8.9 million, $2.6 million and $1.7 million, respectively.

14. Dividends
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
The Company did not approve or pay any dividends during the year ended December 31, 2022.
15. Leases
At December 31, 2022, Goosehead was obligated under a number of operating leases, exclusively leases for premises and equipment used for business purposes. These leases generally have terms of 8 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. None of these lease agreements impose restrictions on the Company’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements. Certain of these leases contain escalation clauses that will increase rent payments based on maintenance, utility and tax increases, which are non-lease components and variable in nature. The Company elected not to separate lease and non-lease components of a contract for its real estate and equipment leases. As such, real estate lease payments represent payments on both lease and non-lease components.
Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the Company’s collateralized borrowing rate for financing instruments of a similar term. We estimate this for our portfolio of leases using information obtained from our bankers. The ROU asset also includes any lease prepayments made, plus initial direct costs incurred, less any lease incentives received. Rent expense associated with operating leases is recognized on a straight-line basis over the lease term, and generally included in occupancy expense within General and administrative expenses in the Consolidated statements of operations.

The following table provides information related to the Company’s leases as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Right-of-use assets	$44,080	$32,656

Short term lease liabilities	6,627	4,893
Long term lease liabilities	64,947	47,335
Total lease liabilities	71,574	52,228

Weighted average remaining lease term (in years)	7.45	8.10
Weighted average incremental borrowing rate	3.9%	3.1%
The following is a schedule showing the components of lease cost for the year ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Gross operating lease cost	$7,034	$4,798
Sublease income	(27)	(7)
Net lease cost	$7,007	$4,791
The following is a schedule of supplemental cash flow information related to leases for the year ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(5,615)	$(16,092)

Right of use assets obtained in exchange for lease obligation
Operating leases	$15,907	$10,143
The following is a schedule of future maturity of lease liability as of December 31, 2022 (in thousands):

2023	$8,816
2024	11,130
2025	11,316
2026	11,532
2027	11,222
Thereafter	29,060
Total lease payments	83,076
Less: imputed interest	(11,502)
Future maturity of lease liability	$71,574
As of December 31, 2022, the Company did not have any additional future operating lease commitments that were signed but had not yet commenced.
16. Segment information
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

Item 9. Changes in and disagreements with accountants on accounting and financial statement disclosure
None.

Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report herein.

/s/ Mark E. Jones	/s/ Mark E. Jones, Jr.
Mark E. Jones	Mark E. Jones, Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Goosehead Insurance, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Goosehead Insurance, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
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
February 24, 2023

Item 9B. Other information
Not applicable.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III

Item 10. Directors, executive officers, and corporate governance
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive compensation
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5. Securities Authorized for Issuance under Equity Compensation Plans.”
The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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
10.11
Separation Agreement, dated May 4, 2022, by and between Goosehead Insurance, Inc. and Michael C. Colby (incorporated by reference to exhibit 10.1 to Goosehead Insurance, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2022)

10.12
Offer Letter to Mark E. Jones, Jr., dated September 11, 2022 (incorporated by reference to exhibit 10.1 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on September 12, 2022)

10.13
Separation and Engagement Agreement, dated September 15, 2022, by and between Goosehead Insurance, Inc. and Mark S. Colby (incorporated by reference to exhibit 10.2 to Goosehead Insurance Inc.'s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2022)

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

GOOSEHEAD INSURANCE, INC.

Date:	February 24, 2023	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 24, 2023	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Jones	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Mark E. Jones
/s/ Robyn Jones	Vice Chairman and Director	February 24, 2023
Robyn Jones
/s/ Peter Lane	Director	February 24, 2023
Peter Lane
/s/ Mark Miller	President, Chief Operating Officer, and Director	February 24, 2023
Mark Miller
/s/ James Reid	Director	February 24, 2023
James Reid
/s/ Thomas McConnon	Director	February 24, 2023
Thomas McConnon
/s/ Waded Cruzado	Director	February 24, 2023
Waded Cruzado
/s/ Mark E. Jones, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2023
Mark E. Jones, Jr.