Form 10-Q
period 2023-03-31
Goosehead Insurance, Inc.
filed 2023-04-28
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 24, 2023, there were 23,480,674 shares of Class A common stock outstanding and 14,047,138 shares of Class B common stock outstanding.

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
•Annual Report on Form 10-K: The Company's annual report on Form 10-K for the fiscal year ended December 31, 2022.
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

Special note regarding forward-looking statements
We have made statements in this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Item 1A. Risk factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Commissions and agency fees	$25,484	$20,009
Franchise revenues	32,074	20,950
Interest income	397	319
Total revenues	57,955	41,278
Operating Expenses:
Employee compensation and benefits	36,882	31,484
General and administrative expenses	15,856	13,524
Bad debts	1,655	796
Depreciation and amortization	2,093	1,576
Total operating expenses	56,486	47,380
Income (loss) from operations	1,469	(6,102)
Other Income (Expense):
Interest expense	(1,731)	(883)
Loss before taxes	(262)	(6,985)
Tax benefit	(81)	(1,602)
Net loss	(181)	(5,383)
Less: net loss attributable to non-controlling interests	(100)	(3,126)
Net loss attributable to Goosehead Insurance, Inc.	$(81)	$(2,257)
Earnings per share:
Basic	$—	$(0.11)
Diluted	$—	$(0.11)
Weighted average shares of Class A common stock outstanding
Basic	23,206	20,240
Diluted	23,206	20,240

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$24,588	$28,743
Restricted cash	1,590	1,644
Commissions and agency fees receivable, net	7,108	14,440
Receivable from franchisees, net	8,928	4,932
Prepaid expenses	13,279	4,334
Total current assets	55,493	54,093
Receivable from franchisees, net of current portion	17,543	23,835
Property and equipment, net of accumulated depreciation	36,564	35,347
Right-of-use asset	42,725	44,080
Intangible assets, net of accumulated amortization	5,172	4,487
Deferred income taxes, net	159,468	155,318
Other assets	4,617	4,193
Total assets	$321,582	$321,353
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,237	$15,958
Premiums payable	1,590	1,644
Lease liability	8,218	6,627
Contract liabilities	5,394	6,031
Note payable	7,500	6,875
Total current liabilities	36,939	37,135
Lease liability, net of current portion	62,246	64,947
Note payable, net of current portion	84,893	86,711
Contract liabilities, net of current portion	34,715	40,522
Liabilities under tax receivable agreement	128,773	125,662
Total liabilities	347,566	354,977
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 23,379 shares issued and outstanding as of March 31, 2023, 23,034 shares issued and outstanding as of December 31, 2022	231	228
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 14,147 issued and outstanding as of March 31, 2023, 14,471 shares issued and outstanding as of December 31, 2022	143	146
Additional paid in capital	77,569	70,866
Accumulated deficit	(60,754)	(60,570)
Total stockholders' equity	17,189	10,670
Non-controlling interests	(43,173)	(44,294)
Total equity	(25,984)	(33,624)
Total liabilities and equity	$321,582	$321,353

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2023	23,034	14,471	$228	$146	$70,866	$(60,570)	$10,670	$(44,294)	$(33,624)
Net loss	—	—	—	—	—	(81)	(81)	(100)	(181)
Exercise of stock options	17	—	—	—	173	—	173	—	173
Equity-based compensation	—	—	—	—	6,620	—	6,620	—	6,620
Activity under employee stock purchase plan	4	—	—	—	201	—	201	—	201
Redemption of LLC Units	323	(323)	3	(3)	(990)	—	(990)	990	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	699	—	699	129	828
Reallocation of Non-controlling interest	—	—	—	—	—	(103)	(103)	103	—
Balance March 31, 2023	23,379	14,147	$231	$143	$77,569	$(60,754)	$17,189	$(43,173)	$(25,984)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, January 1, 2022	20,198	16,909	$200	$170	$46,281	$(60,671)	$(14,020)	$(55,168)	$(69,188)
Net loss	—	—	—	—	—	(2,257)	(2,257)	(3,126)	(5,383)
Exercise of stock options	19	—	—	—	256	—	256		256
Equity-based compensation	—	—	—	—	5,788	—	5,788	—	5,788
Activity under employee stock purchase plan	3	—	—	—	214	—	214	—	214
Redemption of LLC Units	101	(101)	1	(1)	(344)	—	(344)	344	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	394	—	394	22	416
Reallocation of Non-controlling interest	—	—	—	—	—	(478)	(478)	478	—
Balance March 31, 2022	20,321	16,808	$201	$169	$52,589	$(63,406)	$(10,447)	$(57,450)	$(67,897)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(181)	$(5,383)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,150	1,632
Bad debt expense	1,655	796
Equity-based compensation	6,620	5,788
Impacts of Tax Receivable Agreement	3,574	2,235
Deferred income taxes	(3,322)	(2,885)
Noncash lease activity	245	1,004
Changes in operating assets and liabilities:
Receivable from franchisees	1,332	(2,397)
Commissions and agency fees receivable	6,930	2,727
Prepaid expenses	(8,945)	(5,673)
Other assets	(424)	(1,743)
Accounts payable and accrued expenses	(3,477)	(3,762)
Contract liabilities	(6,444)	2,968
Premiums payable	(352)	(461)
Net cash used for operating activities	(639)	(5,154)
Cash flows from investing activities:
Proceeds from notes receivable	8	10
Purchase of software	(784)	(773)
Cash consideration paid for asset acquisitions	(161)	—
Purchase of property and equipment	(1,756)	(1,728)
Net cash used for investing activities	(2,693)	(2,491)
Cash flows from financing activities:
Repayment of note payable	(1,250)	(625)
Proceeds from the issuance of Class A common stock	373	470
Net cash used for financing activities	(877)	(155)
Net decrease in cash and restricted cash	(4,209)	(7,800)
Cash and cash equivalents, and restricted cash, beginning of period	30,387	30,479
Cash and cash equivalents, and restricted cash, end of period	$26,178	$22,679

Supplemental disclosures of cash flow data:
Cash paid during the period for interest	$1,675	$1,086
Cash paid for income taxes	2	9
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
The Company had 12 and 15 corporate-owned locations in operation at March 31, 2023 and 2022, respectively. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended March 31, 2023 and 2022, the Company onboarded 83 and 113 franchise locations, respectively, and had 1,387 and 1,268 operating franchise locations as of March 31, 2023 and 2022, respectively. No franchises were purchased during the three months ended March 31, 2023 and 2022.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at March 31, 2023 and December 31, 2022, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three months ended March 31, 2023 and 2022. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the insurance Carrier, in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1.6 million and $1.5 million as of March 31, 2023 and 2022, respectively.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$24,588	$21,187
Restricted cash	1,590	1,492
Cash and cash equivalents, and restricted cash	$26,178	$22,679

Recently adopted accounting pronouncements
Reference Rate Reform (ASU 2020-04): In March 2020, the Financial Accounting Standards Board issued ASU 2020-04. Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective from March 12, 2020 through December 31, 2022. In December 2022, ASU 2022-06 extended the effective period through December 31, 2024. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 did not have a material impact on our condensed consolidated financial statements. The standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. Our debt agreement contains a provision to move to the Secured Overnight Financing Rate ("SOFR") if or when LIBOR is phased out.

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended March 31,
	2023	2022
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$15,818	$10,207
New Business Commissions	5,517	5,367
Agency Fees	2,230	2,637
Contingent Commissions	1,920	1,798
Franchise revenues
Renewal Royalty Fees	22,752	14,002
New Business Royalty Fees	5,671	4,292
Initial Franchise Fees	3,063	2,296
Other Franchise Revenues	587	360
Interest Income	397	319
Total Revenues	$57,955	$41,278

Timing of revenue recognition:
Transferred at a point in time	$23,565	$18,211
Transferred over time	34,390	23,067
Total Revenues	$57,955	$41,278

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	March 31, 2023	December 31, 2022	Increase/(decrease)
Cost to obtain franchise contracts(1)	$3,187	$3,255	$(68)
Commissions and agency fees receivable, net(2)	7,108	14,440	(7,332)
Receivable from franchisees(2)	26,471	28,767	(2,296)
Contract liabilities(2)(3)	40,109	46,553	(6,444)
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended March 31, 2023 was included in the contract liabilities balance as of December 31, 2022.

The weighted average remaining amortization period for contract liabilities related to open franchises is 7.8 years.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2022	$46,553
Revenue recognized during the period	(3,063)
New deferrals(1)	2,210
Write offs(2)	(5,591)
Contract liabilities at March 31, 2023	$40,109
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement
(2) Franchise Fees, net of recognized revenue, no longer deferred due to the termination of the Franchise Agreement.

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Franchise fees receivable(1)	$27,518	$35,606
Less: Unamortized discount(1)	(8,252)	(9,896)
Less: Allowance for uncollectible franchise fees(1)	(347)	(487)
Net franchise fees receivable(1)	$18,919	$25,223
(1) Includes both the current and long term portion of this balance
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2022	$487
Charges to bad debts	762
Write offs	(902)
Balance at March 31, 2023	$347

Balance at December 31, 2021	$303
Charges to bad debts	271
Write offs	(186)
Balance at March 31, 2022	$388

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2022	$450
Charges to bad debts	318
Write offs	(286)
Balance at March 31, 2023	$482

Balance at December 31, 2021	$489
Charges to bad debts	525
Write offs	(499)
Balance at March 31, 2022	$515

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6. Property and equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Furniture & fixtures	$11,264	$9,772
Computer equipment	4,061	4,041
Network equipment	423	423
Phone system	326	326
Leasehold improvements	37,545	36,009
Total	53,619	50,571
Less accumulated depreciation	(17,055)	(15,224)
Property and equipment, net	$36,564	$35,347
Depreciation expense was $1.8 million and $1.4 million for three months ended March 31, 2023 and 2022, respectively.

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
The $50.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. At March 31, 2023 the Company was accruing interest at LIBOR plus 225 basis points. At March 31, 2023, the Company had nothing drawn against the revolving credit facility and had a letter of credit of $0.2 million applied against the maximum borrowing availability, payable on July 21, 2026. Thus, amounts available to draw totaled $49.8 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions and royalties.
The term note is payable in quarterly installments of $0.6 million the first twelve months, $1.3 million the next twelve months, $1.9 million the next twelve months, and $2.5 million the last twenty-four months, with a balloon payment of $65.6 million on July 21, 2026. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions and royalties. Interest is calculated initially at LIBOR plus 2.25%, then at an interest rate based on the Company's leverage ratio for the preceding period. At March 31, 2023 the Company was accruing interest at LIBOR plus 225 basis points.
The interest rate for each leverage ratio tier is as follows:

Leverage Ratio	Interest Rate
< 1.50x	LIBOR + 175 bps
> 1.50x	LIBOR + 200 bps
> 2.50x	LIBOR + 225 bps
> 3.50x	LIBOR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2023	$5,625
2024	9,375
2025	10,000
2026	68,125
2027	—
Total	$93,125

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. As of March 31, 2023, the Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the credit agreement, was 4x. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of March 31, 2023, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at March 31, 2023 and December 31, 2022, approximates fair value using Level 2 inputs, described below.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Provision benefit from income taxes for the three months ended March 31, 2023 was $0.1 million compared to $1.6 million for the three months ended March 31, 2022. The effective tax rate was 31% for the three months ended March 31, 2023 and 23% for the three months ended March 31, 2022. The increase in the effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in pre-tax income between periods.
Deferred taxes
Deferred tax assets at March 31, 2023 were $159.5 million compared to $155.3 million at December 31, 2022. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the three months ended March 31, 2023.
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
During the three months ended March 31, 2023, an aggregate of 323,485 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 323,485 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of March 31, 2023, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $129.2 million, of which $0.5 million was current and included in Accounts payables and accrued expenses on the Condensed Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of March 31, 2023.
9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 23,379 thousand shares of its Class A common stock outstanding at March 31, 2023. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 14,147 thousand shares of its Class B common stock outstanding at March 31, 2023. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three months ended March 31, 2023 and 2022, divided by the basic weighted average number of Class A common stock as of March 31, 2023 and 2022 (in thousands, except per share amounts). Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Three Months Ended March 31,
	2023	2022
Numerator:
Loss before taxes	$(262)	$(6,985)
Less: loss before taxes attributable to non-controlling interests	(100)	(3,126)
Loss before taxes attributable to GSHD	(162)	(3,859)
Less: income tax benefit attributable to GSHD	(81)	(1,602)
Net loss attributable to GSHD	$(81)	$(2,257)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	23,206	20,240
Effect of dilutive securities:
Stock options(1)	—	—
Weighted average shares of Class A common stock outstanding - diluted	23,206	20,240

Earnings per share of Class A common stock - basic	$—	$(0.11)
Earnings per share of Class A common stock - diluted	$—	$(0.11)
(1) 3,235 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2023 because the effect would have been anti-dilutive. 2,300 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2022 because the effect would have been anti-dilutive.

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
During the three months ended March 31, 2023, an aggregate of 323 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 323 thousand shares of Class A common stock in connection with these redemptions and received 323 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, and 323 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of March 31, 2023 (in thousands):

	March 31, 2023
	LLC Units	Ownership %
Number of LLC Units held by GSHD	23,379	62.3%
Number of LLC Units held by non-controlling interest holders	14,147	37.7%
Number of LLC Units outstanding	37,526	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three months ended March 31, 2023 was 38.1%.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to Goosehead Insurance Inc.	$(81)	$(2,257)
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(990)	(344)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	201	214
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$(870)	$(2,387)

11. Equity-Based Compensation
Stock option expense was $6.6 million for the three months ended March 31, 2023. Stock option expense was $5.8 million for the three months ended March 31, 2022.

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

Item 2: Management’s discussion and analysis of financial condition and results of operations

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Financial Highlights for the First Quarter of 2023:
•Total revenue increased 40% from the first quarter of 2022 to $58.0 million
•Core Revenue* increased by 42% from first quarter of 2022 to $52.0 million
•Total Written Premiums placed increased 41% from the prior-year period to $637.7 million
•Net loss decreased by $5.2 million from the first quarter of 2022 to $0.2 million, or 0% of total revenues
•Adjusted EBITDA* increased 707% from the first quarter of 2022 to $10.2 million, or 18% of total revenues
•Basic and diluted earnings per share were $0.00 and $0.00, respectively, and Adjusted EPS* was $0.17 per share for the three months ended March 31, 2023
•Policies in Force increased 23% from March 31, 2022 to 1,354,000 at March 31, 2023
•Corporate sales headcount decreased 44% from March 31, 2022 to 276 at March 31, 2023
◦As of March 31, 2023, 117 of these Corporate sales agents had less than one year of tenure and 159 had greater than one year of tenure
•Total franchises decreased 19% compared to the prior-year period to 1,865; total operating franchises increased 9% from March 31, 2022 to 1,387 at March 31, 2023
◦In Texas as of March 31, 2023, 69 operating Franchisees had less than one year of tenure and 244 operating Franchisees had greater than one year of tenure.
◦Outside of Texas as of March 31, 2023, 357 operating Franchisees had less than one year of tenure and 717 had greater than one year of tenure.
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".
Certain income statement line items
Revenues
For the three months ended March 31, 2023, revenue increased by 40% to $58.0 million from $41.3 million for the three months ended March 31, 2022. Total Written Premium growth, which is the best leading indicator of future revenue growth, was 41% for the three months ended March 31, 2023 to $637.7 million from $450.9 million for the three months ended March 31, 2022. Total Written Premiums drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.

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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended March 31,
(in thousands)	2023		2022
Core Revenue:
Renewal Commissions(1)	$15,818	27%	$10,207	25%
Renewal Royalty Fees(2)	22,752	39%	14,002	34%
New Business Commissions(1)	5,517	10%	5,367	13%
New Business Royalty Fees(2)	5,671	10%	4,292	10%
Agency Fees(1)	2,230	4%	2,637	6%
Total Core Revenue	51,988	90%	36,505	88%
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,063	5%	2,296	6%
Interest Income	397	1%	319	1%
Total Cost Recovery Revenue	3,460	6%	2,615	6%
Ancillary Revenue:
Contingent Commissions(1)	1,920	3%	1,798	4%
Other Franchise Revenues(2)	587	1%	360	1%
Total Ancillary Revenue	2,507	4%	2,158	5%
Total Revenues	$57,955	100%	$41,278	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three months ended March 31, 2023 and 2022. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023		2022
Revenues:
Commissions and agency fees	$25,484	44%	$20,009	48%
Franchise revenues	32,074	55%	20,950	51%
Interest income	397	1%	319	1%
Total revenues	57,955	100%	41,278	100%
Operating Expenses:
Employee compensation and benefits	36,882	65%	31,484	66%
General and administrative expenses	15,856	28%	13,524	29%
Bad debts	1,655	3%	796	2%
Depreciation and amortization	2,093	4%	1,576	3%
Total operating expenses	56,486	100%	47,380	100%
Income (loss) from operations	1,469		(6,102)
Other Income (Expense):
Interest expense	(1,731)		(883)
Loss before taxes	(262)		(6,985)
Tax benefit	(81)		(1,602)
Net loss	(181)		(5,383)
Less: net loss attributable to non-controlling interests	(100)		(3,126)
Net loss attributable to Goosehead Insurance Inc.	$(81)		$(2,257)

Revenues
For the three months ended March 31, 2023 revenue increased 40% to $58.0 million from $41.3 million for the three months ended March 31, 2022.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.
The following table sets forth these revenue streams by amount and as a percentage of total commissions and agency fees for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023		2022
Core Revenue:
Renewal Commissions	$15,818	61%	$10,207	51%
New Business Commissions	5,517	22%	5,367	27%
Agency Fees	2,230	9%	2,637	13%
Total Core Revenue:	23,565	92%	18,211	91%
Ancillary Revenue:
Contingent Commissions	1,920	8%	1,798	9%
Commissions and agency fees	$25,485	100%	$20,009	100%

Renewal Commissions increased by $5.6 million or 55%, to $15.8 million for the three months ended March 31, 2023 from $10.2 million for the three months ended March 31, 2022. This increase was primarily attributable to an increase in the number of policies in the renewal term from March 31, 2022 to March 31, 2023 as well as steady client retention of 88% as of March 31, 2023.
New Business Commission increased by $0.2 million or 3%, to $5.5 million for the three months ended March 31, 2023 from $5.4 million for the three months ended March 31, 2022. The increase in New Business Commissions is driven by increased productivity of Corporate Sales agents during the three months ended March 31, 2023. Revenue from Agency Fees decreased by $0.4 million or 15%, to $2.2 million for the three months ended March 31, 2023 from $2.6 million for the three months ended March 31, 2022. The decrease in Agency Fees was primarily attributable to a decrease in the percentage of policies written where an Agency Fee was charged.
Revenue from Contingent Commissions increased by $0.1 million, to $1.9 million for the three months ended March 31, 2023 from $1.8 million for the three months ended March 31, 2022. The increase during the three months ended March 31, 2023 was primarily attributable to an increase in Total Written Premium.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth these revenue streams by amount and as a percentage of franchise revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023		2022
Core Revenues:
Renewal Royalty Fees	$22,752	71%	$14,002	67%
New Business Royalty Fees	5,671	18%	4,292	20%
Total Core Revenues:	28,423	89%	18,294	87%
Cost Recovery Revenues:
Initial Franchise Fees	3,063	10%	2,296	11%
Ancillary Revenues:
Other Franchise Revenues	587	3%	360	2%
Franchise revenues	$32,073	100%	$20,950	100%

Revenue from Renewal Royalty Fees increased by $8.8 million, or 62%, to $22.8 million for the three months ended March 31, 2023 from $14.0 million for the three months ended March 31, 2022. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term and offset by a slight decline in client retention to 88% as of March 31, 2023 from 89% as of March 31, 2022.
Revenue from New Business Royalty Fees increased by $1.4 million, or 32%, to $5.7 million for the three months ended March 31, 2023 from $4.3 million for the three months ended March 31, 2022. The increase in revenue from New Business Royalty Fees was primarily attributable to a 9% increase in the total number of operating franchises to 1,387 at March 31, 2023, from 1,268 at March 31, 2022.
Revenue from Initial Franchise Fees increased by $0.8 million, or 33%, to $3.1 million for the three months ended March 31, 2023 from $2.3 million for the three months ended March 31, 2022. The primary reason for this increase is higher turnover of franchises during the quarter, which accelerates recognition of Initial Franchise Fees for terminated franchises.
Interest income
Interest income increased by $0.1 million, or 24%, to $0.4 million for the three months ended March 31, 2023 from $0.3 million for the three months ended March 31, 2022. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.

Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $5.4 million, or 17%, to $36.9 million for the three months ended March 31, 2023 from $31.5 million for the three months ended March 31, 2022. The increase is caused by a 4% increase in total headcount from 2022 to 2023, as well as an increase in equity-based compensation of 14% related to stock option awards during the year.
General and administrative expenses
General and administrative expenses increased by $2.3 million, or 17%, to $15.9 million for the three months ended March 31, 2023 from $13.5 million for the three months ended March 31, 2022. This increase was primarily attributable to higher costs associated with an increase in operating franchises, total employees, and investments made in technology.
Bad debts
Bad debts increased by $0.9 million, or 108%, to $1.7 million for the three months ended March 31, 2023 from $0.8 million for the three months ended March 31, 2022. The increase in bad debts is attributable to an increase in total franchises combined with higher franchise turnover during the three months ended March 31, 2023 from the three months ended March 31, 2022.
Depreciation and amortization
Depreciation and amortization increased by $0.5 million, or 33%, to $2.1 million for the three months ended March 31, 2023 from $1.6 million for the three months ended March 31, 2022. This increase was primarily attributable to the increase in fixed assets since March 31, 2022, including the expansion of existing corporate offices and computer equipment for additional employees hired.
Interest expense
Interest expenses increased by $0.8 million for the three months ended March 31, 2023, to $1.7 million from $0.9 million for the three months ended March 31, 2022. The primary driver of the increase in interest expense is the increase in the interest rate environment and offset by a decrease in total borrowing outstanding.

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
The following tables show Total Written Premium placed by corporate agents and franchisees for the three months ended 2023 and 2022 (in thousands).

	Three Months Ended March 31,		% Change
	2023	2022
Corporate sales Total Written Premium	$146,829	$110,395	33%
Franchise sales Total Written Premium	490,882	340,516	44%
Total Written Premium	$637,711	$450,911	41%
Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.

As of March 31, 2023, we had 1.4 million Policies in Force compared to 1.3 million as of December 31, 2022 and 1.1 million as of March 31, 2022, representing a 5% and 23% increase, respectively.
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
NPS was unchanged at 91 as of March 31, 2023, from 91 as of March 31, 2022.
Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention remained constant at 88% at March 31, 2023 when compared to 88% at December 31, 2022. For the trailing twelve months ended March 31, 2023, we retained 102% of the premiums we distributed in the trailing twelve months ended March 31, 2022, which increased from the 100% premium retention at December 31, 2022. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended March 31, 2023, New Business Revenue grew 9% to $13.4 million, from $12.3 million for the three months ended March 31, 2022. Growth in New Business Revenue is primarily driven by growth in operating franchises of 9%.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended March 31, 2023, Renewal Revenue grew 59% to $38.6 million, from $24.2 million for the three months ended March 31, 2022. Growth in Renewal Revenue was driven by Client Retention of 88% at March 31, 2023, and rising premium rates. As our agent force matures, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
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
Core Revenue increased by $15.5 million, or 42%, to $52.0 million for the three months ended March 31, 2023 from $36.5 million for the three months ended March 31, 2022. The primary drivers of the increase are increases in operating franchises, the number of policies in the renewal term from March 31, 2022 to March 31, 2023, as well as premium retention of 102% as of March 31, 2023.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $0.8 million, or 32%, to $3.5 million for the three months ended March 31, 2023 from $2.6 million for the three months ended March 31, 2022. The primary driver of the increase is an increase in terminations of franchises, which accelerates recognition of initial franchise fee revenue.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $0.3 million to $2.5 million for the three months ended March 31, 2023 from $2.2 million for the three months ended March 31, 2022.
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

Adjusted EBITDA increased by $8.9 million, or 707%, to $10.2 million for the three months ended March 31, 2023 from $1.3 million for the three months ended March 31, 2022. The primary drivers of the increase in Adjusted EBITDA during the quarter are growing higher margin Renewal Revenue, decreases in Corporate agent headcount, and slower growth in General and Administrative expenses.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended March 31, 2023, Adjusted EBITDA Margin was 18% compared to 3% for the three months ended March 31, 2022. The primary drivers of the increase in Adjusted EBITDA Margin are growing higher margin Renewal Revenue, decreases in Corporate agent headcount, and slower growth in General and Administrative expenses.

Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Total Revenues	$57,955	$41,278

Core Revenue:
Renewal Commissions(1)	$15,818	$10,207
Renewal Royalty Fees(2)	22,752	14,002
New Business Commissions(1)	5,517	5,367
New Business Royalty Fees(2)	5,671	4,292
Agency Fees(1)	2,230	2,637
Total Core Revenue	51,988	36,505
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,063	2,296
Interest Income	397	319
Total Cost Recovery Revenue	3,460	2,615
Ancillary Revenue:
Contingent Commissions(1)	1,920	1,798
Other Franchise Revenues(2)	587	360
Total Ancillary Revenue	2,507	2,158
Total Revenues	$57,955	$41,278
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net Loss	$(181)	$(5,383)
Interest expense	1,731	883
Depreciation and amortization	2,093	1,576
Tax benefit	(81)	(1,602)
Equity-based compensation	6,620	5,788
Adjusted EBITDA	$10,182	$1,262
Adjusted EBITDA Margin(1)	18%	3%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($10,182/$57,955), and ($1,262/$41,278) for the three months ended March 31, 2023 and 2022, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three months ended March 31, 2023 and 2022. Note that totals may not sum due to rounding:

	Three Months Ended March 31,
	2023	2022
Earnings per share - basic (GAAP)	$—	$(0.11)
Add: equity-based compensation(1)	0.18	0.16
Adjusted EPS (non-GAAP)	$0.17	$0.04
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$6.6 million/(23.2 million + 14.3 million)] for the three months ended March 31, 2023 and [$5.8 million/ (20.2 million + 16.9 million)] for the three months ended March 31, 2022.
Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Revenue, Renewal Revenue, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of March 31, 2023, our cash and cash equivalents balance was $24.6 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends and distributions to our owners.
Credit agreement
See "Note 7. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash used for operating activities	$(639)	$(5,154)	$4,515
Net cash used for investing activities	(2,693)	(2,491)	(202)
Net cash used for financing activities	(877)	(155)	(722)
Net decrease in cash and cash equivalents	(4,209)	(7,800)	3,591
Cash and cash equivalents, and restricted cash, beginning of period	30,387	30,479	(92)
Cash and cash equivalents, and restricted cash, end of period	$26,178	$22,679	$3,499
Operating activities
Net cash used for operating activities was $0.6 million for the three months ended March 31, 2023 as compared to net cash used for operating activities of $5.2 million for the three months ended March 31, 2022. This decrease in net cash used for operating activities was attributable to a decrease in net loss of $5.2 million, offset by an increase of $0.8 million in equity-based compensation.

Investing activities
Net cash used for investing activities was $2.7 million for the three months ended March 31, 2023, compared to net cash used for investing activities of $2.5 million for the three months ended March 31, 2022. This increase was driven by an increase in the purchase of assets.
Financing activities
Net cash used for financing activities was $0.9 million for the three months ended March 31, 2023 as compared to net cash used for financing activities of $0.2 million for the three months ended March 31, 2022. This increase in net cash used by financing activities was for repayment of notes payable.
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
Dividend policy
There have been no material changes to our dividend policy as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Tax receivable agreement
We entered into a tax receivable agreement with the Pre-IPO LLC Members on May 1, 2018 that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. See "Item 13. Certain relationships and related transactions, and director independence" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of March 31, 2023, aggregated by type (in thousands):

	Contractual obligations, commitments and contingencies
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$81,690	$7,406	$22,444	$22,779	$29,061
Debt obligations payable(2)	93,125	7,500	20,000	65,625	—
Interest expense(3)	18,559	6,435	10,955	1,169	—
Liabilities under the tax receivable agreement(4)	129,236	463	32,054	15,510	81,209
Total	$322,610	$21,804	$85,453	$105,083	$110,270

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $2.0 million and $1.4 million for the three months ended March 31, 2023 and 2022.
(2)The Company refinanced its credit facilities on July 21, 2021 in the form of a $100 million term loan, and $25 million revolving credit facility, of which nothing was drawn as of March 31, 2023.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of March 31, 2023.
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

Critical accounting policies
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. During the period ended March 31, 2023, we adjusted the techniques we use for estimating revenues, which had an insignificant effect on reported financial results. There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent accounting pronouncements
See "Note 2. Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” under Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as described in "Item 7A. Quantitative and qualitative disclosure of market risks" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
The information required by this Item is incorporated by reference to "Part I, Item I, Note 12. Litigation" in the condensed consolidated financial statements included herein.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Subject to the terms of the amended and restated Goosehead Financial, LLC Agreement, each LLC Unit is redeemable (along with the cancellation of the corresponding share of Class B common stock) for one share of Class A common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1	Agreement, dated April 26, 2023, between Goosehead Insurance and P. Ryan Langston
Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOOSEHEAD INSURANCE, INC.

Date:	April 27, 2023	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2023	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)