Form 10-Q
period 2023-06-30
Goosehead Insurance, Inc.
filed 2023-07-27
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 24, 2023, there were 23,898,757 shares of Class A common stock outstanding and 13,795,166 shares of Class B common stock outstanding.

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Commissions and agency fees	$31,173	$26,265	$56,657	$46,274
Franchise revenues	37,687	26,427	69,761	47,377
Interest income	417	330	814	649
Total revenues	69,277	53,022	127,232	94,300
Operating Expenses:
Employee compensation and benefits	37,483	31,659	74,365	63,143
General and administrative expenses	17,332	12,378	33,188	25,902
Bad debts	900	1,660	2,555	2,456
Depreciation and amortization	2,372	1,658	4,465	3,234
Total operating expenses	58,087	47,355	114,573	94,735
Income (loss) from operations	11,190	5,667	12,659	(435)
Other Income (Expense):
Interest expense	(1,709)	(1,114)	(3,440)	(1,997)
Income (loss) before taxes	9,481	4,553	9,219	(2,432)
Tax expense	2,301	2,164	2,220	562
Net income (loss)	7,180	2,389	6,999	(2,994)
Less: net income (loss) attributable to non-controlling interests	3,514	2,047	3,414	(1,050)
Net income (loss) attributable to Goosehead Insurance, Inc.	$3,666	$342	$3,585	$(1,944)
Earnings per share:
Basic	$0.15	$0.02	$0.15	$(0.10)
Diluted	$0.15	$0.02	$0.15	$(0.10)
Weighted average shares of Class A common stock outstanding
Basic	23,689	20,454	23,448	20,348
Diluted	24,333	21,245	23,981	20,348

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$19,131	$28,743
Restricted cash	1,790	1,644
Commissions and agency fees receivable, net	10,459	14,440
Receivable from franchisees, net	9,489	4,932
Prepaid expenses	12,046	4,334
Total current assets	52,915	54,093
Receivable from franchisees, net of current portion	15,446	23,835
Property and equipment, net of accumulated depreciation	33,176	35,347
Right-of-use asset	41,177	44,080
Intangible assets, net of accumulated amortization	12,384	4,487
Deferred income taxes, net	164,549	155,318
Other assets	3,532	4,193
Total assets	$323,179	$321,353
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,238	$15,958
Premiums payable	1,790	1,644
Lease liability	8,468	6,627
Contract liabilities	5,207	6,031
Note payable	8,125	6,875
Total current liabilities	37,828	37,135
Lease liability, net of current portion	61,662	64,947
Note payable, net of current portion	72,449	86,711
Contract liabilities, net of current portion	30,992	40,522
Liabilities under tax receivable agreement	133,696	125,662
Total liabilities	336,627	354,977
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 23,900 shares issued and outstanding as of June 30, 2023, 23,034 shares issued and outstanding as of December 31, 2022	237	228
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 13,795 issued and outstanding as of June 30, 2023, 14,471 shares issued and outstanding as of December 31, 2022	139	146
Additional paid in capital	86,859	70,866
Accumulated deficit	(57,565)	(60,570)
Total stockholders' equity	29,670	10,670
Non-controlling interests	(43,118)	(44,294)
Total equity	(13,448)	(33,624)
Total liabilities and equity	$323,179	$321,353

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2023	23,034	14,471	$228	$146	$70,866	$(60,570)	$10,670	$(44,294)	$(33,624)
Net loss	—	—	—	—	—	(81)	(81)	(100)	(181)
Exercise of stock options	17	—	—	—	173	—	173	—	173
Equity-based compensation	—	—	—	—	6,620	—	6,620	—	6,620
Activity under employee stock purchase plan	4	—	—	—	201	—	201	—	201
Redemption of LLC Units	323	(323)	3	(3)	(990)	—	(990)	990	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	699	—	699	129	828
Reallocation of Non-controlling interest	—	—	—	—	—	(103)	(103)	103	—
Balance March 31, 2023	23,379	14,147	$231	$143	$77,569	$(60,754)	$17,189	$(43,173)	$(25,984)

Distributions	—	—	—	—	—	—	—	(5,206)	(5,206)
Net income	—	—	—	—	—	3,666	3,666	3,514	7,180
Exercise of stock options	167	—	2	—	3,516	—	3,518	—	3,518
Equity-based compensation	—	—	—	—	5,872	—	5,872	—	5,872
Activity under employee stock purchase plan	2	—	—	—	144	—	144	—	144
Redemption of LLC Units	352	(352)	4	(4)	(1,112)	—	(1,112)	1,112	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	870	—	870	157	1,027
Reallocation of Non-controlling interest	—	—	—	—	—	(477)	(477)	477	—
Balance June 30, 2023	23,900	13,795	$237	$139	$86,859	$(57,565)	$29,670	$(43,118)	$(13,448)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2022	20,198	16,909	$200	$170	$46,281	$(60,671)	$(14,020)	$(55,168)	$(69,188)
Net loss	—	—	—	—	—	(2,257)	(2,257)	(3,126)	(5,383)
Exercise of stock options	19	—	—	—	256	—	256		256
Equity-based compensation	—	—	—	—	5,788	—	5,788	—	5,788
Activity under employee stock purchase plan	3	—	—	—	214	—	214	—	214
Redemption of LLC Units	101	(101)	1	(1)	(344)	—	(344)	344	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	394	—	394	22	416
Reallocation of Non-controlling interest	—	—	—	—	—	(478)	(478)	478	—
Balance March 31, 2022	20,321	16,808	$201	$169	$52,589	$(63,406)	$(10,447)	$(57,450)	$(67,897)

Net income	—	—	—	—	—	342	342	2,047	2,389
Exercise of stock options	94	—	1	—	1,007	—	1,008	—	1,008
Equity-based compensation	—	—	—	—	5,173	—	5,173	—	5,173
Activity under employee stock purchase plan	4	—	—	—	177	—	177	—	177
Redemption of LLC Units	115	(115)	1	(1)	(377)	—	(377)	377	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	373	—	373	30	403
Reallocation of Non-controlling interest	—	—	—	—	—	(226)	(226)	226	—
Balance June 30, 2022	20,534	16,693	$203	$168	$58,942	$(63,290)	$(3,977)	$(54,770)	$(58,747)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$6,999	$(2,994)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,578	3,347
Impairment expense	3,628	—
Bad debt expense	2,555	2,456
Equity-based compensation	12,492	10,961
Impacts of Tax Receivable Agreement	8,497	4,353
Deferred income taxes	(7,376)	(4,670)
Noncash lease activity	332	2,205
Changes in operating assets and liabilities:
Receivable from franchisees	2,494	(3,584)
Commissions and agency fees receivable	3,022	1,780
Prepaid expenses	(7,712)	(2,410)
Other assets	661	(839)
Accounts payable and accrued expenses	(3,595)	(4,751)
Contract liabilities	(10,354)	3,764
Premiums payable	(107)	474
Net cash provided by operating activities	16,114	10,092
Cash flows from investing activities:
Proceeds from notes receivable	12	21
Purchase of software	(2,496)	(1,292)
Cash consideration paid for asset acquisitions	(5,270)	—
Purchase of property and equipment	(3,532)	(5,531)
Net cash used for investing activities	(11,286)	(6,802)
Cash flows from financing activities:
Repayment of note payable	(13,125)	(1,875)
Proceeds from the issuance of Class A common stock	4,037	1,654
Member distributions and dividends	(5,206)	—
Net cash used for financing activities	(14,294)	(221)
Net increase (decrease) in cash and restricted cash	(9,466)	3,069
Cash and cash equivalents, and restricted cash, beginning of period	30,387	30,479
Cash and cash equivalents, and restricted cash, end of period	$20,921	$33,548

Supplemental disclosures of cash flow data:
Cash paid during the period for interest	$3,282	$2,143
Cash paid for income taxes	534	398
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
The Company had 12 and 15 corporate-owned locations in operation at June 30, 2023 and 2022, respectively. Franchisees are provided access to Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended June 30, 2023 and 2022, the Company onboarded 72 and 141 franchise locations, respectively, and had 1,344 and 1,344 operating franchise locations as of June 30, 2023 and 2022, respectively. No franchises were purchased during the three and six months ended June 30, 2023 and 2022.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at June 30, 2023 and December 31, 2022, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three and six months ended June 30, 2023 and 2022. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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
Intangible Assets
Intangible assets are stated at cost less accumulated amortization and reflect amounts paid for the Company’s web domain, computer software costs, and purchased books of business (customer accounts). The web domain is amortized over a useful life of fifteen years, computer software costs are amortized over a useful life of three years, and books of business (customer accounts) are amortized over a useful life of eight years. During the three and six months ended June 30, 2023, the Company purchased books of business (customer accounts) totaling $6.4 million and $6.5 million, respectively.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Asset Impairment
The Company reviews all of its identifiable assets for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing identifiable assets, if the undiscounted future cash flows were less than the carrying amount of the respective assets, an indicator of impairment would exist, and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of general and administrative expenses.
Based on a review of intangible assets during the second quarter ended June 30, 2023, the Company identified a group of internally-developed software assets that had not been placed into service and would not be completed. As a result, the Company determined the assets had no fair value and recorded an impairment expense of $1.1 million related to the asset group.
Based on a review of tangible assets during the second quarter ended June 30, 2023, the Company identified two office leases that will be subleased and completed a recoverability assessment for assets at those locations. Based on the results of the recoverability assessment, the Company determined that the undiscounted cash flows of the assets were below their carrying values. As a result, the Company compared the fair values of the assets to their carrying values and recorded an impairment expense of $1.4 million of property and equipment and $1.1 million of right-of-use asset for the amount the carrying values exceeded the fair values. The Company determined the fair values by estimating sublease cash flows based on market rates for similar properties and discounted them using the Company's internal borrowing rate.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the Carrier, in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1.8 million and $2.4 million as of June 30, 2023 and 2022, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$19,131	$31,121
Restricted cash	1,790	2,427
Cash and cash equivalents, and restricted cash	$20,921	$33,548

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Recently adopted accounting pronouncements
Reference Rate Reform (ASU 2020-04): In March 2020, the Financial Accounting Standards Board issued ASU 2020-04. Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective from March 12, 2020 through December 31, 2022. In December 2022, ASU 2022-06 extended the effective period through December 31, 2024. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 did not have a material impact on our condensed consolidated financial statements. The standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. Our debt agreement contains a provision to move to the Secured Overnight Financing Rate ("SOFR") if or when LIBOR is phased out. On April 26, 2023, the Company entered into an Amendment No.1 to the Second Amended and Restated Credit Agreement executing the provision to move to SOFR from LIBOR. Under the allowable expedients, a modification of a debt contract that is only a replacement of the reference rate is accounted for as a non-substantial modification.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

3. Revenue

Commissions and fees
The Company earns new and renewal commissions paid by Carriers and fees paid by its clients for the binding of insurance coverage. The transaction price is set as the estimated commissions to be received over the term of the policy based on an estimate of premiums placed, policy changes and cancellations, net of a constraint. These commissions and fees are earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound.
For Agency Fees, the Company enters into a contract with the insured, in which the Company's performance obligation is to place an insurance policy. The transaction price of the agency fee is set at the time the sale is agreed upon, and is included in the contract. Agency Fee revenue is recognized at a point in time, which is the effective date of the policy.
Contingent commission revenue is generated from contracts between the Company and Carriers, for which the Company is compensated for certain growth, profitability, or other performance-based metrics. The performance obligations for contingent commissions will vary by contract, but generally include the Company increasing profitable written premium with the Carrier. The transaction price for contingent commissions is estimated based on all available information and is recognized over time as the Company completes its performance obligations, as the underlying policies are placed, net of a constraint.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$18,541	$14,541	$34,359	$24,748
New Business Commissions	6,257	6,730	11,774	12,097
Agency Fees	2,404	3,114	4,634	5,751
Contingent Commissions	3,971	1,880	5,890	3,678
Franchise revenues
Renewal Royalty Fees	27,552	18,870	50,304	32,872
New Business Royalty Fees	6,267	4,821	11,909	9,113
Initial Franchise Fees	3,287	2,591	6,350	4,887
Other Franchise Revenues	581	145	1,198	505
Interest Income	417	330	814	649
Total Revenues	$69,277	$53,022	$127,232	$94,300

Timing of revenue recognition:
Transferred at a point in time	$27,202	$24,385	$50,767	$42,596
Transferred over time	42,075	28,637	76,465	51,704
Total Revenues	$69,277	$53,022	$127,232	$94,300

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	June 30, 2023	December 31, 2022	Increase/(decrease)
Cost to obtain franchise contracts(1)	$2,904	$3,255	$(351)
Commissions and agency fees receivable, net(2)	10,459	14,440	(3,981)
Receivable from franchisees(2)	24,935	28,767	(3,832)
Contract liabilities(2)(3)	36,199	46,553	(10,354)
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended June 30, 2023 was included in the contract liabilities balance as of December 31, 2022.

The weighted average remaining amortization period for contract liabilities related to open franchises is 7.5 years.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2022	$46,553
Revenue recognized during the period	(6,350)
New deferrals(1)	2,780
Write offs(2)	(6,784)
Contract liabilities at June 30, 2023	$36,199
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement.
(2) Franchise Fees, net of recognized revenue, no longer deferred due to the termination of the Franchise Agreement.

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Franchise fees receivable(1)	$24,324	$35,606
Less: Unamortized discount(1)	(7,067)	(9,896)
Less: Allowance for uncollectible franchise fees(1)	(421)	(487)
Net franchise fees receivable(1)	$16,836	$25,223
(1) Includes both the current and long term portion of this balance.
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2022	$487
Charges to bad debts	823
Write offs	(889)
Balance at June 30, 2023	$421

Balance at December 31, 2021	$303
Charges to bad debts	1,341
Write offs	(1,217)
Balance at June 30, 2022	$427

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2022	$450
Charges to bad debts	876
Write offs	(673)
Balance at June 30, 2023	$653

Balance at December 31, 2021	$489
Charges to bad debts	1,115
Write offs	(1,052)
Balance at June 30, 2022	$552

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture & fixtures	$11,090	$9,772
Computer equipment	4,069	4,041
Network equipment	426	423
Phone system	326	326
Leasehold improvements	36,297	36,009
Total	52,208	50,571
Less accumulated depreciation	(19,032)	(15,224)
Property and equipment, net	$33,176	$35,347
Depreciation expense was $3.8 million and $2.9 million for six months ended June 30, 2023 and 2022, respectively.

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
On April 26, 2023, the Company entered into Amendment No.1 ("Amendment") of the Second Amended and Restated Credit Agreement, which provided that LIBOR should be replaced with SOFR.
The $50.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 250 basis points, then at an interest rate determined by the Company's leverage ratio for the preceding period. At June 30, 2023 the Company was accruing interest at SOFR plus 200 basis points. At June 30, 2023, the Company had nothing drawn against the revolving credit facility and had a letter of credit of $0.2 million applied against the maximum borrowing availability, payable on July 21, 2026. Thus, amounts available to draw totaled $49.8 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions and royalties.
The term note is payable in quarterly installments of $0.6 million the first twelve months, $1.3 million the next twelve months, $1.9 million the next twelve months, and $2.5 million the last twenty-four months, with a balloon payment of $65.6 million on July 21, 2026. On May 31, 2023, the Company paid an additional $10.0 million toward the term note, reducing the final balloon payment to $55.6 million. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions and royalties. Interest is calculated initially at LIBOR plus 225 basis points, then at an interest rate based on the Company's leverage ratio for the preceding period. At June 30, 2023 the Company was accruing interest at SOFR plus 200 basis points.
The interest rate for each leverage ratio tier is as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
> 1.50x	SOFR + 200 bps
> 2.50x	SOFR + 225 bps
> 3.50x	SOFR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2023	$3,750
2024	9,375
2025	10,000
2026	58,125
2027	—
Total	$81,250

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. As of June 30, 2023, the Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the credit agreement, was 4x. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of June 30, 2023, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at June 30, 2023 and December 31, 2022, approximates fair value using Level 2 inputs, described below.
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
Income tax expense (benefit)
Provision expense from income taxes for the three and six months ended June 30, 2023 was $2.3 million and $2.2 million compared to $2.2 million and $0.6 million for the three and six months ended June 30, 2022. The effective tax rate was 24% and 24% for the three and six months ended June 30, 2023 and 48% and (23)% for the three and six months ended June 30, 2022. The decrease in the effective tax rate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to an increase in exercises of employee stock options. The increase in the effective tax rate for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to an increase in pre-tax income between periods.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Deferred taxes
Deferred tax assets at June 30, 2023 were $164.5 million compared to $155.3 million at December 31, 2022. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the six months ended June 30, 2023.
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
During the three and six months ended June 30, 2023, an aggregate of 351,972 and 675,457 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 351,972 and 675,457 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of June 30, 2023, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $134.2 million, of which $0.5 million was current and included in Accounts payables and accrued expenses on the Condensed Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of June 30, 2023.
9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 23,900 thousand shares of its Class A common stock outstanding at June 30, 2023. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 13,795 thousand shares of its Class B common stock outstanding at June 30, 2023. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and six months ended June 30, 2023 and 2022, divided by the basic weighted average number of Class A common stock as of June 30, 2023 and 2022 (in thousands, except per share amounts). Diluted earnings

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
per share of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. The Company has not included the effects of conversion of Class B shares to Class A shares in the diluted EPS calculation using the "if-converted" method, because doing so has no impact on diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Income (loss) before taxes	$9,481	$4,553	$9,219	$(2,432)
Less: income (loss) before taxes attributable to non-controlling interests	3,514	2,047	3,414	(1,050)
Income (loss) before taxes attributable to GSHD	5,967	2,506	5,805	(1,382)
Less: income tax expense attributable to GSHD	2,301	2,164	2,220	562
Net income (loss) attributable to GSHD	$3,666	$342	$3,585	$(1,944)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	23,689	20,454	23,448	20,348
Effect of dilutive securities:
Stock options(1)	644	791	533	—
Weighted average shares of Class A common stock outstanding - diluted	24,333	21,245	23,981	20,348

Earnings per share of Class A common stock - basic	$0.15	$0.02	$0.15	$(0.10)
Earnings per share of Class A common stock - diluted	$0.15	$0.02	$0.15	$(0.10)
(1) 1,543 and 2,178 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended June 30, 2023 because the effect would have been anti-dilutive. 2,388 and 3,179 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended June 30, 2022 because the effect would have been anti-dilutive.

10. Non-controlling interest
GSHD is the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and six months ended June 30, 2023, GF made a distribution of $12.6 million, of which $5.2 million was made to Pre-IPO LLC Members. The remaining $7.4 million was made to GSHD and was eliminated in consolidation.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
certain permitted transferees, the Pre-IPO LLC Members are not permitted to sell, transfer or otherwise dispose of any LLC Units or shares of Class B common stock.
During the three and six months ended June 30, 2023, an aggregate of 352 thousand and 675 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 352 thousand and 675 thousand shares of Class A common stock in connection with these redemptions and received 352 thousand and 675 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 352 thousand and 675 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of June 30, 2023 (in thousands):

	June 30, 2023
	LLC Units	Ownership %
Number of LLC Units held by GSHD	23,900	63.4%
Number of LLC Units held by non-controlling interest holders	13,795	36.6%
Number of LLC Units outstanding	37,695	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2023 were 37.0% and 37.6%, respectively.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three and six months ended June 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Goosehead Insurance Inc.	$3,666	$342	$3,585	$(1,944)
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(1,112)	(377)	(2,102)	(721)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	144	177	345	391
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance Inc.	$2,698	$142	$1,828	$(2,274)

11. Equity-Based Compensation
Stock option expense was $5.9 million and $12.5 million for the three and six months ended June 30, 2023. Stock option expense was $5.2 million and $11.0 million for the three and six months ended June 30, 2022.

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
Financial Highlights for the Second Quarter of 2023:
•Total revenue increased 31% from the second quarter of 2022 to $69.3 million
•Core Revenue* increased by 27% from the second quarter of 2022 to $61.0 million
•Total Written Premiums placed increased 36% from the prior-year period to $767.3 million
•Net income increased by $4.8 million from the second quarter of 2022 to $7.2 million, or 10% of total revenues
•Adjusted EBITDA* increased 85% from the second quarter of 2022 to $23.1 million, or 33% of total revenues
•Basic and diluted earnings per share were $0.15 and $0.15, respectively, and Adjusted EPS* was $0.41 per share for the three months ended June 30, 2023
•Policies in Force increased 21% from June 30, 2022 to 1,427,000 at June 30, 2023
•Corporate sales headcount decreased 44% from June 30, 2022 to 280 at June 30, 2023
◦As of June 30, 2023, 146 of these Corporate sales agents had less than one year of tenure and 134 had greater than one year of tenure
•Total franchises decreased 26% compared to the prior-year period to 1,728; total operating franchises had no changes from June 30, 2022 to 1,344 at June 30, 2023
◦In Texas as of June 30, 2023, 64 operating Franchisees had less than one year of tenure and 251 operating Franchisees had greater than one year of tenure
◦Outside of Texas as of June 30, 2023, 284 operating Franchisees had less than one year of tenure and 745 had greater than one year of tenure
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Certain income statement line items
Revenues
For the three months ended June 30, 2023, revenue increased by 31% to $69.3 million from $53.0 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, revenue increased by 35% to $127.2 million from $94.3 million for the six months ended June 30, 2022. Total Written Premium growth, which we believe is the best leading indicator of future revenue, increased 36% to $767 million for the three months ended June 30, 2023 from $566 million for the three months ended June 30, 2022. Total Written Premium growth increased 38% for the six months ended June 30, 2023 to $1,405 million from $1,017 million for the six months ended June 30, 2022. Total Written Premiums drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
Our various revenue streams do not equally contribute to the long-term value of Goosehead. For instance, Renewal Revenue and Renewal Royalty Fees are more predictable and have higher margin profiles, thus are higher quality revenue streams for the Company. Alternatively, Contingent Commissions, while high margin, are unpredictable and dependent on insurance company underwriting and forces of nature and thus are lower quality revenue for the Company. Our revenue streams can be viewed in three distinct categories: Core Revenue, Cost Recovery Revenue, and Ancillary Revenue, which are non-GAAP measures. A reconciliation of Core Revenue, Cost Recovery Revenue, and Ancillary Revenue to total revenue, the most directly comparable financial measure presented in accordance with GAAP, are set forth under "Key performance indicators".
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2023		2022		2023		2022
Core Revenue:
Renewal Commissions(1)	$18,541	27%	$14,541	27%	$34,359	27%	$24,748	26%
Renewal Royalty Fees(2)	27,552	40%	18,870	36%	50,304	40%	32,872	35%
New Business Commissions(1)	6,257	9%	6,730	13%	11,774	9%	12,097	13%
New Business Royalty Fees(2)	6,267	9%	4,821	9%	11,909	9%	9,113	10%
Agency Fees(1)	2,404	3%	3,114	6%	4,634	4%	5,751	6%
Total Core Revenue	61,021	88%	48,076	91%	112,980	89%	84,581	90%
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,287	5%	2,591	5%	6,350	5%	4,887	5%
Interest Income	417	1%	330	1%	814	1%	649	1%
Total Cost Recovery Revenue	3,704	5%	2,921	6%	7,164	6%	5,536	6%
Ancillary Revenue:
Contingent Commissions(1)	3,971	6%	1,880	4%	5,890	5%	3,678	4%
Other Franchise Revenues(2)	581	1%	145	—%	1,198	1%	505	1%
Total Ancillary Revenue	4,552	7%	2,025	4%	7,088	6%	4,183	4%
Total Revenues	$69,277	100%	$53,022	100%	$127,232	100%	$94,300	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and six months ended June 30, 2023 and 2022. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenues:
Commissions and agency fees	$31,173	45%	$26,265	50%	$56,657	45%	$46,274	49%
Franchise revenues	37,687	54%	26,427	50%	69,761	55%	47,377	50%
Interest income	417	1%	330	1%	814	1%	649	1%
Total revenues	69,277	100%	53,022	100%	127,232	100%	94,300	100%
Operating Expenses:
Employee compensation and benefits	37,483	65%	31,659	67%	74,365	65%	63,143	67%
General and administrative expenses	17,332	30%	12,378	26%	33,188	29%	25,902	27%
Bad debts	900	2%	1,660	4%	2,555	2%	2,456	3%
Depreciation and amortization	2,372	4%	1,658	4%	4,465	4%	3,234	3%
Total operating expenses	58,087	100%	47,355	100%	114,573	100%	94,735	100%
Income (loss) from operations	11,190		5,667		12,659		(435)
Other Income (Expense):
Interest expense	(1,709)		(1,114)		(3,440)		(1,997)
Income (loss) before taxes	9,481		4,553		9,219		(2,432)
Tax expense	2,301		2,164		2,220		562
Net income (loss)	7,180		2,389		6,999		(2,994)
Less: net income (loss) attributable to non-controlling interests	3,514		2,047		3,414		(1,050)
Net income (loss) attributable to Goosehead Insurance Inc.	$3,666		$342		$3,585		$(1,944)

Revenues
For the three months ended June 30, 2023 revenue increased 31% to $69.3 million from $53.0 million for the three months ended June 30, 2022. For the six months ended June 30, 2023 revenue increased 35% to $127.2 million from $94.3 million for the six months ended June 30, 2022.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.

The following table sets forth these revenue streams by amount and as a percentage of total commissions and agency fees for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Core Revenue:
Renewal Commissions	$18,541	59%	$14,541	55%	$34,359	61%	$24,748	54%
New Business Commissions	6,257	20%	6,730	26%	11,774	21%	12,097	26%
Agency Fees	2,404	8%	3,114	12%	4,634	8%	5,751	12%
Total Core Revenue:	27,202	87%	24,385	93%	50,767	90%	42,596	92%
Ancillary Revenue:
Contingent Commissions	3,971	13%	1,880	7%	5,890	10%	3,678	8%
Commissions and agency fees	$31,173	100%	$26,265	100%	$56,657	100%	$46,274	100%

Renewal Commissions increased by $4.0 million or 28%, to $18.5 million for the three months ended June 30, 2023 from $14.5 million for the three months ended June 30, 2022. Renewal Commissions increased by $9.6 million or 39%, to $34.4 million for the six months ended June 30, 2023 from $24.7 million for the six months ended June 30, 2022. This increase was primarily attributable to an increase in the number of policies in the renewal term from June 30, 2022 to June 30, 2023 and premium rate increases, offset by a slight decline in client retention to 88% as of June 30, 2023 from 89% as of June 30, 2022.
New Business Commissions decreased by $0.5 million, or 7%, to $6.3 million for the three months ended June 30, 2023 from $6.7 million for the three months ended June 30, 2022. New Business Commissions decreased by $0.3 million or 3%, to $11.8 million for the six months ended June 30, 2023 from $12.1 million for the six months ended June 30, 2022. The decrease in New Business Commissions was primarily driven by decrease in number of Corporate Sales agents during the six months ended June 30, 2023. Revenue from Agency Fees decreased by $0.7 million or 23% to $2.4 million for the three months ended June 30, 2023 from $3.1 million for the three months ended June 30, 2022. Revenue from Agency Fees decreased by $1.1 million or 19%, to $4.6 million for the six months ended June 30, 2023 from $5.8 million for the six months ended June 30, 2022. The decrease in Agency Fees was primarily attributable to a decrease in the percentage of policies written where an Agency Fee was charged.
Revenue from Contingent Commissions increased by $2.1 million, to $4.0 million for the three months ended June 30, 2023 from $1.9 million for the three months ended June 30, 2022. Revenue from Contingent Commissions increased by $2.2 million, to $5.9 million for the six months ended June 30, 2023 from $3.7 million for the six months ended June 30, 2022. The increase during the three and six months ended June 30, 2023 was primarily attributable to an increase in Total Written Premium.

Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth these revenue streams by amount and as a percentage of franchise revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Core Revenues:
Renewal Royalty Fees	$27,552	73%	$18,870	71%	$50,304	72%	$32,872	69%
New Business Royalty Fees	6,267	17%	4,821	18%	11,909	17%	9,113	19%
Total Core Revenues:	33,819	90%	23,691	90%	62,213	89%	41,985	89%
Cost Recovery Revenues:
Initial Franchise Fees	3,287	9%	2,591	10%	6,350	9%	4,887	10%
Ancillary Revenues:
Other Franchise Revenues	581	2%	145	1%	1,198	3%	505	1%
Franchise revenues	$37,687	100%	$26,427	100%	$69,761	100%	$47,377	100%

Revenue from Renewal Royalty Fees increased by $8.7 million, or 46%, to $27.6 million for the three months ended June 30, 2023 from $18.9 million for the three months ended June 30, 2022. Revenue from Renewal Royalty Fees increased by $17.4 million, or 53%, to $50.3 million for the six months ended June 30, 2023 from $32.9 million for the six months ended June 30, 2022. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term and offset by a slight decline in client retention to 88% as of June 30, 2023 from 89% as of June 30, 2022.
Revenue from New Business Royalty Fees increased by $1.4 million, or 30%, to $6.3 million for the three months ended June 30, 2023 from $4.8 million for the three months ended June 30, 2022. Revenue from New Business Royalty Fees increased by $2.8 million, or 31%, to $11.9 million for the six months ended June 30, 2023 from $9.1 million for the six months ended June 30, 2022. The increase in revenue from New Business Royalty Fees was primarily attributable to an increase in total franchise producers and rising premium rates.
Revenue from Initial Franchise Fees increased by $0.7 million, or 27%, to $3.3 million for the three months ended June 30, 2023 from $2.6 million for the three months ended June 30, 2022. Revenue from Initial Franchise Fees increased by $1.5 million, or 30%, to $6.4 million for the six months ended June 30, 2023 from $4.9 million for the six months ended June 30, 2022. The primary reason for this increase is higher turnover of franchises during the year, which accelerates recognition of Initial Franchise Fees for terminated franchises.
Interest income
Interest income increased by $0.1 million, or 26%, to $0.4 million for the three months ended June 30, 2023 from $0.3 million for the three months ended June 30, 2022. Interest income increased by $0.2 million, or 25%, to $0.8 million for the six months ended June 30, 2023 from $0.6 million for the six months ended June 30, 2022. This increase was primarily attributable to additional Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $5.8 million, or 18%, to $37.5 million for the three months ended June 30, 2023 from $31.7 million for the three months ended June 30, 2022. Employee compensation and benefits expenses increased by $11.2 million, or 18%, to $74.4 million for the six months ended June 30, 2023 from $63.1 million for the six months ended June 30, 2022. The 18% increase was primarily related to an increase in equity-based compensation of 14% related to stock option awards during the year.

General and administrative expenses
General and administrative expenses increased by $5.0 million, or 40%, to $17.3 million for the three months ended June 30, 2023 from $12.4 million for the three months ended June 30, 2022. General and administrative expenses increased by $7.3 million, or 28%, to $33.2 million for the six months ended June 30, 2023 from $25.9 million for the six months ended June 30, 2022. This increase was primarily attributable to $3.6 million asset impairment charges related to internally developed software and impairment of two office locations the Company determined to sublease.
Bad debts
Bad debts decreased by $0.8 million, or 46%, to $0.9 million for the three months ended June 30, 2023 from $1.7 million for the three months ended June 30, 2022. The decrease is primarily attributable to a decrease in franchise turnover during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Bad debts increased by $0.1 million, or 4%, to $2.6 million for the six months ended June 30, 2023 from $2.5 million for the six months ended June 30, 2022. The increase was primarily attributable to higher franchise turnover during the six months ended June 30, 2023 from the six months ended June 30, 2022.
Depreciation and amortization
Depreciation and amortization increased by $0.7 million, or 43%, to $2.4 million for the three months ended June 30, 2023 from $1.7 million for the three months ended June 30, 2022. Depreciation and amortization increased by $1.2 million, or 38%, to $4.5 million for the six months ended June 30, 2023 from $3.2 million for the six months ended June 30, 2022. This increase was primarily attributable to the increase in fixed assets since June 30, 2022, including the expansion of existing corporate offices and computer equipment for additional employees hired.
Interest expense
Interest expenses increased by $0.6 million for the three months ended June 30, 2023, to $1.7 million from $1.1 million for the three months ended June 30, 2022. Interest expenses increased by $1.4 million for the six months ended June 30, 2023, to $3.4 million from $2.0 million for the six months ended June 30, 2022. The primary driver of this increase was the rising interest rate environment, partially offset by a decrease in total borrowings outstanding.

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
The following tables show Total Written Premium placed by corporate agents and franchisees for the three and six months ended 2023 and 2022 (in thousands).

	Three Months Ended June 30,		% Change
	2023	2022
Corporate sales Total Written Premium	$179,638	$146,844	22%
Franchise sales Total Written Premium	587,614	419,117	40%
Total Written Premium	$767,252	$565,961	36%

	Six Months Ended June 30,		% Change
	2023	2022
Corporate sales Total Written Premium	$326,467	$257,239	27%
Franchise sales Total Written Premium	1,078,496	759,634	42%
Total Written Premium	$1,404,963	$1,016,873	38%

Policies in Force
Policies in Force means as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of June 30, 2023, we had 1.4 million Policies in Force compared to 1.3 million as of December 31, 2022 and 1.2 million as of June 30, 2022, representing an 11% and 21% increase, respectively.
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
NPS has increased to 91 as of June 30, 2023, from 90 as of June 30, 2022.
Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention remained constant at 88% at June 30, 2023 when compared to 88% at December 31, 2022. For the trailing twelve months ended June 30, 2023, we retained 103% of the premiums we distributed in the trailing twelve months ended June 30, 2022, which increased from the 100% premium retention at December 31, 2022. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended June 30, 2023, New Business Revenue grew 2% to $14.9 million, from $14.7 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, New Business Revenue grew 5% to $28.3 million, from $27.0 million for the six months ended June 30, 2022. Growth in New Business Revenue is primarily driven by growth in agent productivity and rising premium rates.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended June 30, 2023, Renewal Revenue grew 38% to $46.1 million, from $33.4 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, Renewal Revenue grew 47% to $84.7 million, from $57.6 million for the six months ended June 30, 2022. Growth in Renewal Revenue was primarily driven by Client Retention of 88% at June 30, 2023, and rising premium rates. As our agent force matures, the policies they wrote in prior years begins to convert from New Business Revenue to more profitable Renewal Revenue.
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
Core Revenue increased by $12.9 million, or 27%, to $61.0 million for the three months ended June 30, 2023 from $48.1 million for the three months ended June 30, 2022. Core Revenue increased by $28.4 million, or 34%, to $113.0 million for the six months ended June 30, 2023 from $84.6 million for the six months ended June 30, 2022. The primary drivers of the increase were the higher number of policies in the renewal term from June 30, 2022 to June 30, 2023 as well as premium retention of 103% as of June 30, 2023.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $0.8 million, or 27%, to $3.7 million for the three months ended June 30, 2023 from $2.9 million for the three months ended June 30, 2022. Cost Recovery Revenue increased by $1.6 million, or 29%, to $7.2 million for the six months ended June 30, 2023 from $5.5 million for the six months ended June 30, 2022. The primary driver of the increase was an increase in terminations of franchises, which accelerates recognition of initial franchise fee revenue.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $2.5 million to $4.6 million for the three months ended June 30, 2023 from $2.0 million for the three months ended June 30, 2022. Ancillary Revenue increased by $2.9 million to $7.1 million for the six months ended June 30, 2023 from $4.2 million for the six months ended June 30, 2022.
Adjusted EBITDA
Adjusted EBITDA is a supplemental measure of our performance. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of items that do not relate to business performance. Adjusted EBITDA is defined as net income (the most directly comparable GAAP measure) before interest, income taxes, depreciation and amortization, adjusted to exclude equity-based compensation, impairment expense, and other non-operating items, including, among other things, certain non-cash charges and certain non-recurring or non-operating gains or losses.
Adjusted EBITDA increased by $10.6 million, or 85%, to $23.1 million for the three months ended June 30, 2023 from $12.5 million for the three months ended June 30, 2022. Adjusted EBITDA increased by $19.5 million, or 142%, to $33.2 million for the six months ended June 30, 2023 from $13.8 million for the six months ended June 30, 2022. The primary drivers of the increase in Adjusted EBITDA were growing higher margin Renewal Revenue, decreases in Corporate agent headcount, and slower growth in General and Administrative expenses.

Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended June 30, 2023, Adjusted EBITDA Margin was 33% compared to 24% for the three months ended June 30, 2022. For the six months ended June 30, 2023, Adjusted EBITDA Margin was 26% compared to 15% for the six months ended June 30, 2022. The primary drivers of the increase in Adjusted EBITDA Margin were growing higher margin Renewal Revenue, decreases in Corporate agent headcount, and slower growth in General and Administrative expenses.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Revenues	$69,277	$53,022	$127,232	$94,300

Core Revenue:
Renewal Commissions(1)	$18,541	$14,541	$34,359	$24,748
Renewal Royalty Fees(2)	27,552	18,870	50,304	32,872
New Business Commissions(1)	6,257	6,730	11,774	12,097
New Business Royalty Fees(2)	6,267	4,821	11,909	9,113
Agency Fees(1)	2,404	3,114	4,634	5,751
Total Core Revenue	61,021	48,076	112,980	84,581
Cost Recovery Revenue:
Initial Franchise Fees(2)	3,287	2,591	6,350	4,887
Interest Income	417	330	814	649
Total Cost Recovery Revenue	3,704	2,921	7,164	5,536
Ancillary Revenue:
Contingent Commissions(1)	3,971	1,880	5,890	3,678
Other Franchise Revenues(2)	581	145	1,198	505
Total Ancillary Revenue	4,552	2,025	7,088	4,183
Total Revenues	$69,277	$53,022	$127,232	$94,300
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss)	$7,180	$2,389	$6,999	$(2,994)
Interest expense	1,709	1,114	3,440	1,997
Depreciation and amortization	2,372	1,658	4,465	3,234
Tax expense	2,301	2,164	2,220	562
Equity-based compensation	5,872	5,173	12,492	10,961
Impairment expense	3,628	—	3,628	—
Adjusted EBITDA	$23,062	$12,498	$33,244	$13,760
Adjusted EBITDA Margin(1)	33%	24%	26%	15%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($23,062/$69,277), and ($12,498/$53,022) for the three months ended June 30, 2023 and 2022, respectively and ($33,244/$127,232), and ($13,760/$94,300) for the six months ended June 30, 2023 and 2022, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and six months ended June 30, 2023 and 2022. Note that totals may not sum due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per share - basic (GAAP)	$0.15	$0.02	$0.15	$(0.10)
Add: equity-based compensation(1)	0.16	0.14	0.33	0.30
Add: impairment expense(2)	0.10	—	0.10	—
Adjusted EPS (non-GAAP)	$0.41	$0.16	$0.58	$0.20
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$5.9 million/(23.7 million + 13.9 million)] for the three months ended June 30, 2023 and [$5.2 million/ (20.5 million + 16.7 million)] for the three months ended June 30, 2022. Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$12.5 million/(23.4 million + 14.1 million)] for the six months ended June 30, 2023 and [$11.0 million/ (20.3 million + 16.8 million)] for the six months ended June 30, 2022.
(2) Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$3.6 million/(23.7 million + 13.9 million)] for the three months ended June 30, 2023. Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$3.6 million/(23.4 million + 14.1 million)] for the six months ended June 30, 2023.
Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Revenue, Renewal Revenue, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of June 30, 2023, our cash and cash equivalents balance was $19.1 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends and distributions to our owners.
Credit agreement
See "Note 7. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$16,114	$10,092	$6,022
Net cash used for investing activities	(11,286)	(6,802)	(4,484)
Net cash used for financing activities	(14,294)	(221)	(14,073)
Net increase (decrease) in cash and cash equivalents	(9,466)	3,069	(12,535)
Cash and cash equivalents, and restricted cash, beginning of period	30,387	30,479	(92)
Cash and cash equivalents, and restricted cash, end of period	$20,921	$33,548	$(12,627)
Operating activities
Net cash provided by operating activities was $16.1 million for the six months ended June 30, 2023 as compared to net cash provided by operating activities of $10.1 million for the six months ended June 30, 2022. This increase in net cash provided by operating activities was primarily attributable to an increase in net income of $10.0 million, a decrease in receivables from franchisees of $6.1 million, partially offset by a decrease of $14.1 million in contract liabilities.
Investing activities
Net cash used for investing activities was $11.3 million for the six months ended June 30, 2023, compared to net cash used for investing activities of $6.8 million for the six months ended June 30, 2022. This increase was primarily driven by $5.3 million in cash paid for purchases of books of business partially offset by a $2.0 million decrease in the purchase of property and equipment.
Financing activities
Net cash used for financing activities was $14.3 million for the six months ended June 30, 2023 as compared to net cash used for financing activities of $0.2 million for the six months ended June 30, 2022. This increase in net cash used for financing activities was primarily driven by an additional $10.0 million payment of notes payable and a $5.2 million member distribution.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of June 30, 2023, aggregated by type (in thousands):

	Contractual obligations, commitments and contingencies
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$80,528	$10,843	$23,054	$22,846	$23,785
Debt obligations payable(2)	81,250	8,125	17,500	55,625	—
Interest expense(3)	14,923	5,649	8,272	1,002	—
Liabilities under the tax receivable agreement(4)	134,159	463	32,806	16,076	84,814
Total	$310,860	$25,080	$81,632	$95,549	$108,599

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $2.0 million and $1.9 million for the three months ended June 30, 2023 and 2022.
(2)The Company refinanced its credit facilities on July 21, 2021 in the form of a $100 million term loan, and $50 million revolving credit facility, of which nothing was drawn as of June 30, 2023.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of June 30, 2023.
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

Critical accounting policies
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. During the period ended June 30, 2023, we adjusted the techniques we use for estimating revenues, which had an insignificant effect on reported financial results. There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1
Agreement, dated April 26, 2023, between Goosehead Insurance and P. Ryan Langston (incorporated by reference to exhibit 10.1 to Goosehead Insurance Inc.'s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2023)

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

GOOSEHEAD INSURANCE, INC.

Date:	July 26, 2023	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2023	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)