Form 10-Q
period 2023-09-30
Goosehead Insurance, Inc.
filed 2023-11-09
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 31, 2023, there were 24,449,883 shares of Class A common stock outstanding and 13,415,165 shares of Class B common stock outstanding.

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
•Policy Term: The contractual period the policy provides insurance coverage to the insured.
•Pre-IPO LLC Members: owners of LLC Units of GF prior to the Offering.
•Renewal Commission: Commissions received from Carriers relating to a policy in a renewal term.
•Renewal Revenue: Renewal Commissions and Renewal Royalty Fees.
•Renewal Royalty Fees: Royalty Fees received from Franchisees relating to a policy in a renewal term.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Commissions and agency fees	$31,980	$27,402	$88,637	$73,676
Franchise revenues	38,729	29,922	108,490	77,299
Interest income	321	363	1,135	1,012
Total revenues	71,030	57,687	198,262	151,987
Operating Expenses:
Employee compensation and benefits	39,436	36,328	113,801	99,471
General and administrative expenses	14,831	13,456	48,019	39,358
Bad debts	797	2,306	3,352	4,762
Depreciation and amortization	2,352	1,809	6,817	5,043
Total operating expenses	57,416	53,899	171,989	148,634
Income from operations	13,614	3,788	26,273	3,353
Other Income (Expense):
Interest expense	(1,617)	(1,414)	(5,057)	(3,411)
Income (loss) before taxes	11,997	2,374	21,216	(58)
Tax expense (benefit)	724	(666)	2,944	(104)
Net income	11,273	3,040	18,272	46
Less: net income (loss) attributable to non-controlling interests	4,339	1,061	7,753	(18)
Net income attributable to Goosehead Insurance, Inc.	$6,934	$1,979	$10,519	$64
Earnings per share:
Basic	$0.29	$0.09	$0.44	$—
Diluted	$0.28	$0.09	$0.43	$—
Weighted average shares of Class A common stock outstanding
Basic	24,124	20,892	23,674	20,531
Diluted	24,891	21,569	24,274	21,430

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$35,203	$28,743
Restricted cash	1,858	1,644
Commissions and agency fees receivable, net	12,327	14,440
Receivable from franchisees, net	9,147	4,932
Prepaid expenses	9,445	4,334
Total current assets	67,980	54,093
Receivable from franchisees, net of current portion	12,411	23,835
Property and equipment, net of accumulated depreciation	31,707	35,347
Right-of-use asset	39,846	44,080
Intangible assets, net of accumulated amortization	14,785	4,487
Deferred income taxes, net	170,761	155,318
Other assets	3,967	4,193
Total assets	$341,457	$321,353
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,779	$15,958
Premiums payable	1,858	1,644
Lease liability	8,749	6,627
Contract liabilities	4,831	6,031
Note payable	8,750	6,875
Total current liabilities	38,967	37,135
Lease liability, net of current portion	59,687	64,947
Note payable, net of current portion	70,005	86,711
Contract liabilities, net of current portion	27,128	40,522
Liabilities under tax receivable agreement	139,909	125,662
Total liabilities	335,696	354,977
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 24,446 shares issued and outstanding as of September 30, 2023, 23,034 shares issued and outstanding as of December 31, 2022	244	228
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 13,415 issued and outstanding as of September 30, 2023, 14,471 shares issued and outstanding as of December 31, 2022	134	146
Additional paid in capital	96,752	70,866
Accumulated deficit	(50,546)	(60,570)
Total stockholders' equity	46,584	10,670
Non-controlling interests	(40,823)	(44,294)
Total equity	5,761	(33,624)
Total liabilities and equity	$341,457	$321,353

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2023	23,034	14,471	$228	$146	$70,866	$(60,570)	$10,670	$(44,294)	$(33,624)
Net loss	—	—	—	—	—	(81)	(81)	(100)	(181)
Exercise of stock options	17	—	—	—	173	—	173	—	173
Equity-based compensation	—	—	—	—	6,620	—	6,620	—	6,620
Activity under employee stock purchase plan	4	—	—	—	201	—	201	—	201
Redemption of LLC Units	323	(323)	3	(3)	(990)	—	(990)	990	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	699	—	699	129	828
Reallocation of Non-controlling interest	—	—	—	—	—	(103)	(103)	103	—
Balance March 31, 2023	23,379	14,147	$231	$143	$77,569	$(60,754)	$17,189	$(43,173)	$(25,984)

Distributions	—	—	—	—	—	—	—	(5,206)	(5,206)
Net income	—	—	—	—	—	3,666	3,666	3,514	7,180
Exercise of stock options	167	—	2	—	3,516	—	3,518	—	3,518
Equity-based compensation	—	—	—	—	5,872	—	5,872	—	5,872
Activity under employee stock purchase plan	2	—	—	—	144	—	144	—	144
Redemption of LLC Units	352	(352)	4	(4)	(1,112)	—	(1,112)	1,112	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	870	—	870	157	1,027
Reallocation of Non-controlling interest	—	—	—	—	—	(477)	(477)	477	—
Balance June 30, 2023	23,900	13,795	$237	$139	$86,859	$(57,565)	$29,670	$(43,118)	$(13,448)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, June 30, 2023	23,900	13,795	$237	$139	$86,859	$(57,565)	$29,670	$(43,118)	$(13,448)
Distributions	—	—	—	—	—	—	—	(3,275)	(3,275)
Net income	—	—	—	—	—	6,934	6,934	4,339	11,273
Exercise of stock options	164	—	2	—	3,364	—	3,366	—	3,366
Equity-based compensation	—	—	—	—	6,459	—	6,459	—	6,459
Activity under employee stock purchase plan	2	—	—	—	135	—	135	—	135
Redemption of LLC Units	380	(380)	4	(4)	(1,154)	—	(1,154)	1,154	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,090	—	1,090	162	1,252
Reallocation of Non-controlling interest	—	—	—	—	—	85	85	(85)	—
Balance September 30 2023	24,446	13,415	$244	$134	$96,752	$(50,546)	$46,584	$(40,823)	$5,761

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2022	20,198	16,909	$200	$170	$46,281	$(60,671)	$(14,020)	$(55,168)	$(69,188)
Net loss	—	—	—	—	—	(2,257)	(2,257)	(3,126)	(5,383)
Exercise of stock options	19	—	—	—	256	—	256	—	256
Equity-based compensation	—	—	—	—	5,788	—	5,788	—	5,788
Activity under employee stock purchase plan	3	—	—	—	214	—	214	—	214
Redemption of LLC Units	101	(101)	1	(1)	(344)	—	(344)	344	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	394	—	394	22	416
Reallocation of Non-controlling interest	—	—	—	—	—	(478)	(478)	478	—
Balance March 31, 2022	20,321	16,808	$201	$169	$52,589	$(63,406)	$(10,447)	$(57,450)	$(67,897)

Net income	—	—	—	—	—	342	342	2,047	2,389
Exercise of stock options	94	—	1	—	1,007	—	1,008	—	1,008
Equity-based compensation	—	—	—	—	5,173	—	5,173	—	5,173
Activity under employee stock purchase plan	4	—	—	—	177	—	177	—	177
Redemption of LLC Units	115	(115)	1	(1)	(377)	—	(377)	377	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	373	—	373	30	403
Reallocation of Non-controlling interest	—	—	—	—	—	(226)	(226)	226	—
Balance June 30, 2022	20,534	16,693	$203	$168	$58,942	$(63,290)	$(3,977)	$(54,770)	$(58,747)

Net income	—	—	—	—	—	1,979	1,979	1,061	3,040
Exercise of stock options	171	—	2	—	3,004	—	3,006	—	3,006
Equity-based compensation	—	—	—	—	5,395	—	5,395	—	5,395
Activity under employee stock purchase plan	5	—	—	—	165	—	165	—	165
Redemption of LLC Units	492	(492)	5	(5)	(1,579)	—	(1,579)	1,579	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,311	—	1,311	165	1,476
Reallocation of Non-controlling interest	—	—	—	—	—	29	29	(29)	—
Balance September 30, 2022	21,202	16,201	210	163	67,238	(61,282)	6,329	(51,994)	(45,665)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$18,272	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,986	5,212
Impairment expense	3,628	—
Bad debt expense	3,352	4,762
Equity-based compensation	18,951	16,356
Impacts of Tax Receivable Agreement	14,665	11,794
Deferred income taxes	(12,336)	(12,274)
Noncash lease activity	(31)	8,857
Changes in operating assets and liabilities:
Receivable from franchisees	5,470	(2,021)
Commissions and agency fees receivable	854	(878)
Prepaid expenses	(5,111)	(788)
Other assets	226	(646)
Accounts payable and accrued expenses	(2,964)	136
Contract liabilities	(14,594)	2,151
Premiums payable	(142)	310
Net cash provided by operating activities	37,227	33,017
Cash flows from investing activities:
Proceeds from notes receivable	34	32
Purchase of software	(4,645)	(2,094)
Cash consideration paid for asset acquisitions	(6,043)	—
Purchase of property and equipment	(3,955)	(14,771)
Net cash used for investing activities	(14,609)	(16,833)
Cash flows from financing activities:
Repayment of note payable	(15,000)	(3,125)
Proceeds from the issuance of Class A common stock	7,537	4,832
Member distributions and dividends	(8,481)	—
Net cash provided by (used for) financing activities	(15,944)	1,707
Net increase in cash and restricted cash	6,674	17,891
Cash and cash equivalents, and restricted cash, beginning of period	30,387	30,479
Cash and cash equivalents, and restricted cash, end of period	$37,061	$48,370

Supplemental disclosures of cash flow data:
Cash paid during the period for interest	$4,849	$3,242
Cash paid for income taxes	608	444
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
The Company had 13 and 12 corporate-owned locations in operation at September 30, 2023 and 2022, respectively. Franchisees are provided access to Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended September 30, 2023 and 2022, the Company onboarded 30 and 144 franchise locations, respectively, and had 1,285 and 1,403 operating franchise locations as of September 30, 2023 and 2022, respectively. No franchises were purchased during the three and nine months ended September 30, 2023 and 2022.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at September 30, 2023 and December 31, 2022, the condensed consolidated results of operations, stockholders' equity and statements of cash flows for the three and nine months ended September 30, 2023 and 2022. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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
Intangible Assets
Intangible assets are stated at cost less accumulated amortization and reflect amounts paid for the Company’s web domain, computer software costs, and purchased books of business (customer accounts). The web domain is amortized over a useful life of fifteen years, computer software costs are amortized over a useful life of three years, and books of business (customer accounts) are amortized over a useful life of eight years. During the three and nine months ended September 30, 2023, the Company purchased books of business (customer accounts) totaling $0.0 million and $6.5 million, respectively.

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
Based on a review of intangible assets during the three months ended June 30, 2023, the Company identified a group of internally-developed software assets that had not been placed into service and would not be completed. As a result, the Company determined the assets had no fair value and recorded an impairment expense of $1.1 million related to the asset group.
Based on a review of tangible assets during the three months ended June 30, 2023, the Company identified two office leases that will be subleased and completed a recoverability assessment for assets at those locations. Based on the results of the recoverability assessment, the Company determined that the undiscounted cash flows of the assets were below their carrying values. As a result, the Company compared the fair values of the assets to their carrying values and recorded an impairment expense of $1.4 million of property and equipment and $1.1 million of right-of-use asset for the amount the carrying values exceeded the fair values. The Company determined the fair values by estimating sublease cash flows based on market rates for similar properties and discounted them using the Company's internal borrowing rate.
No additional impairment was identified during the three months ended September 30, 2023.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the Carrier, in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $1.9 million and $2.3 million as of September 30, 2023 and 2022, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$35,203	$46,107
Restricted cash	1,858	2,263
Cash and cash equivalents, and restricted cash	$37,061	$48,370

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Recently adopted accounting pronouncements
Reference Rate Reform (ASU 2020-04): In March 2020, the Financial Accounting Standards Board issued ASU 2020-04 Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective from March 12, 2020 through December 31, 2022. In December 2022, ASU 2022-06 extended the effective period through December 31, 2024. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 did not have a material impact on our condensed consolidated financial statements. The standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. Our debt agreement contains a provision to move to the Secured Overnight Financing Rate ("SOFR") if or when LIBOR is phased out. On April 26, 2023, the Company entered into an Amendment No.1 to the Second Amended and Restated Credit Agreement executing the provision to move to SOFR from LIBOR. Under the allowable expedients, a modification of a debt contract that is only a replacement of the reference rate is accounted for as a non-substantial modification.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

3. Revenue
Commissions and fees
The Company earns new and renewal commissions paid by insurance carriers, royalty fees from new and renewal commissions earned by franchisees, and fees paid by clients for the identification and placement of insurance coverage. These commissions, fees and royalties are earned at a point in time upon the effective date of the insurance policy, as no performance obligation exists after coverage is bound and the unilateral enforceable right to terminate expires. The transaction price for the commissions and fees is set as the estimated amount to be received for the current policy, including the initial commission earned for the current policy term, adjusted and constrained for an estimate of changes to the commission that may arise due to (1) changes to the policy premium during the current policy term and/or (2) cancellation of the policy before the end of the current term. The Company defines the term of the policy as the contractual period the policy provides insurance coverage to the insured, which is typically 1 year.

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
Revenue from new and renewal royalty fees is recorded by applying the sales- and usage-based royalties exception. Under the sales- and usage-based exception, the Company estimates the amount of royalties to be received for the current policy, including the initial commission earned for the current policy term, adjusted and constrained for an estimate of changes to the commission that may arise due to (1) changes to the policy premium during the current policy term and/or (2) cancellation of the policy before the end of the current term. Revenue from royalty fees is recognized over time as the placement of the underlying policies occur.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$19,036	$16,485	$53,395	$41,233
New Business Commissions	6,125	6,215	17,899	18,312
Agency Fees	2,008	2,740	6,642	8,491
Contingent Commissions	4,811	1,962	10,701	5,640
Franchise revenues
Renewal Royalty Fees	30,040	21,574	80,344	54,446
New Business Royalty Fees	5,910	4,866	17,819	13,979
Initial Franchise Fees	2,430	3,056	8,780	7,943
Other Franchise Revenues	349	426	1,547	931
Interest Income	321	363	1,135	1,012
Total Revenues	$71,030	$57,687	$198,262	$151,987

Timing of revenue recognition:
Transferred at a point in time	$27,169	$25,440	$77,936	$68,036
Transferred over time	43,861	32,247	120,326	83,951
Total Revenues	$71,030	$57,687	$198,262	$151,987

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	September 30, 2023	December 31, 2022	Increase/(decrease)
Cost to obtain franchise contracts(1)	$2,616	$3,255	$(639)
Commissions and agency fees receivable, net(2)	12,327	14,440	(2,113)
Receivable from franchisees(2)	21,558	28,767	(7,209)
Contract liabilities(2)(3)	31,959	46,553	(14,594)
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended September 30, 2023 was included in the contract liabilities balance as of December 31, 2022.

The weighted average remaining amortization period for contract liabilities related to open franchises is 7.2 years.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2022	$46,553
Revenue recognized during the period	(8,780)
New deferrals(1)	3,445
Write offs(2)	(9,259)
Contract liabilities at September 30, 2023	$31,959
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement.
(2) Franchise Fees, net of recognized revenue, no longer deferred due to the termination of the Franchise Agreement.

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Franchise fees receivable(1)	$19,861	$35,606
Less: Unamortized discount(1)	(5,734)	(9,896)
Less: Allowance for uncollectible franchise fees(1)	(285)	(487)
Net franchise fees receivable(1)	$13,842	$25,223
(1) Includes both the current and long term portion of this balance.
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2022	$487
Charges to bad debts	963
Write offs	(1,165)
Balance at September 30, 2023	$285

Balance at December 31, 2021	$303
Charges to bad debts	3,099
Write offs	(2,840)
Balance at September 30, 2022	$562

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2022	$450
Charges to bad debts	1,174
Write offs	(1,004)
Balance at September 30, 2023	$620

Balance at December 31, 2021	$489
Charges to bad debts	1,663
Write offs	(1,658)
Balance at September 30, 2022	$494

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Furniture & fixtures	$11,276	$9,772
Computer equipment	4,071	4,041
Network equipment	436	423
Phone system	326	326
Leasehold improvements	36,228	36,009
Total	52,337	50,571
Less accumulated depreciation	(20,630)	(15,224)
Property and equipment, net	$31,707	$35,347
Depreciation expense was $5.7 million and $4.5 million for nine months ended September 30, 2023 and 2022, respectively.

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
The $50.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 250 basis points, then at an interest rate determined by the Company's leverage ratio for the preceding period. At September 30, 2023 the Company was accruing interest at SOFR plus 200 basis points. At September 30, 2023, the Company had nothing drawn against the revolving credit facility and had a letter of credit of $0.2 million applied against the maximum borrowing availability, payable on July 21, 2026. Thus, amounts available to draw totaled $49.8 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions and royalties.
The term note is payable in quarterly installments of $0.6 million the first twelve months, $1.3 million the next twelve months, $1.9 million the next twelve months, and $2.5 million the last twenty-four months, with a balloon payment of $65.6 million on July 21, 2026. On May 31, 2023, the Company paid an additional $10.0 million toward the term note, reducing the final balloon payment to $55.6 million. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions and royalties. Interest is calculated initially at LIBOR plus 225 basis points, then at an interest rate based on the Company's leverage ratio for the preceding period. At September 30, 2023 the Company was accruing interest at SOFR plus 200 basis points.
The interest rate for each leverage ratio tier is as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
> 1.50x	SOFR + 200 bps
> 2.50x	SOFR + 225 bps
> 3.50x	SOFR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2023	$1,875
2024	9,375
2025	10,000
2026	58,125
2027	—
Total	$79,375

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. As of September 30, 2023, the Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the credit agreement, was 4x. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of September 30, 2023, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at September 30, 2023 and December 31, 2022, approximates fair value using Level 2 inputs, described below.
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
Income tax expense (benefit)
Provision expense (benefit) from income taxes for the three and nine months ended September 30, 2023 was $0.7 million and $2.9 million compared to $(0.7) million and $(0.1) million for the three and nine months ended September 30, 2022. The effective tax rate was 6% and 14% for the three and nine months ended September 30, 2023 and (28)% and 179% for the three and nine months ended September 30, 2022. The increase in the effective tax rate for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to an increase in pre-tax income between periods. The decrease in the effective tax rate for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
due to an increase in pre-tax income between periods from net loss to net income and an increase in taxes from a tax benefit to tax expense.
Deferred taxes
Deferred tax assets at September 30, 2023 were $170.8 million compared to $155.3 million at December 31, 2022. The primary contributing factor to the increase in deferred tax assets is additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the nine months ended September 30, 2023.
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
During the three and nine months ended September 30, 2023, an aggregate of 380,001 and 1,055,458 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 380,001 and 1,055,458 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of September 30, 2023, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $140.3 million, of which $0.4 million was current and included in Accounts payables and accrued expenses on the Condensed Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of September 30, 2023.
9. Stockholders' Equity
Class A Common Stock
GSHD has a total of 24,446 thousand shares of its Class A common stock outstanding at September 30, 2023. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 13,415 thousand shares of its Class B common stock outstanding at September 30, 2023. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and nine months ended September 30, 2023 and 2022, divided by the basic weighted average number of Class A common stock as of September 30, 2023 and 2022 (in thousands, except per share amounts). Diluted EPS of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Diluted EPS was computed using the treasury stock method for stock options.
Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to Goosehead Insurance, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted EPS of Class B common stock under the two-class method has not been presented. Shares of the Company’s Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related LLC Units, are exchangeable into shares of Class A common stock on a one-for-one basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Income (loss) before taxes	$11,997	$2,374	$21,216	$(58)
Less: income (loss) before taxes attributable to non-controlling interests	4,339	1,061	7,753	(18)
Income (loss) before taxes attributable to GSHD	7,658	1,313	13,463	(40)
Less: income tax expense (benefit) attributable to GSHD	724	(666)	2,944	(104)
Net income attributable to GSHD	$6,934	$1,979	$10,519	$64
Denominator:
Weighted average shares of Class A common stock outstanding - basic	24,124	20,892	23,674	20,531
Effect of dilutive securities:
Stock options(1)	767	677	601	899
Weighted average shares of Class A common stock outstanding - diluted	24,891	21,569	24,274	21,430

Earnings per share of Class A common stock - basic	$0.29	$0.09	$0.44	$—
Earnings per share of Class A common stock - diluted	$0.28	$0.09	$0.43	$—
(1) 1,055 and 1,800 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and nine months ended September 30, 2023 because the effect would have been anti-dilutive. 2,388 and 1,947 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and nine months ended September 30, 2022 because the effect would have been anti-dilutive.

10. Non-controlling interest
GSHD is the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and nine months ended September 30, 2023, GF made distributions of $8.7 million and $21.4 million, of which $3.3 million and $8.5 million was made to Pre-IPO LLC Members. The remaining $5.5 million and $12.9 million was made to GSHD and was eliminated in consolidation.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
During the three and nine months ended September 30, 2023, an aggregate of 380 thousand and 1,055 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 380 thousand and 1,055 thousand shares of Class A common stock in connection with these redemptions and received 380 thousand and 1,055 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 380 thousand and 1,055 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of September 30, 2023 (in thousands):

	September 30, 2023
	LLC Units	Ownership %
Number of LLC Units held by GSHD	24,446	64.6%
Number of LLC Units held by non-controlling interest holders	13,415	35.4%
Number of LLC Units outstanding	37,861	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2023 were 36.1% and 37.1%, respectively.
The following table summarizes the effects of changes in ownership in GF on the equity of GSHD for the three and nine months ended September 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Goosehead Insurance, Inc.	$6,934	$1,979	$10,519	$64
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the redemption of LLC interests	(1,154)	(1,579)	(3,256)	(2,300)
Increase in additional paid-in capital as a result of activity under employee stock purchase plan	135	165	479	556
Total effect of changes in ownership interest on equity attributable to Goosehead Insurance, Inc.	$5,915	$565	$7,742	$(1,680)

11. Equity-Based Compensation
Stock option expense was $6.5 million and $19.0 million for the three and nine months ended September 30, 2023. Stock option expense was $5.4 million and $16.4 million for the three and nine months ended September 30, 2022.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

12. Litigation
From time to time, GSHD may be involved in various legal proceedings, lawsuits and claims incidental to the conduct of the Company's business. The Company records accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. In the opinion of the Company's management, the likely results of any ongoing legal matters are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows.
On November 10, 2022, a verified stockholder class action complaint for declaratory relief, captioned Mickey Dollens v. Goosehead Insurance, Inc., C.A. No. 2022-1018-JTL, was filed in the Court of Chancery of the State of Delaware (the “Dollens Action”), alleging certain corporate governance documents adopted by the Company were invalid under Delaware law. On August 8, 2023, the parties entered into a proposed settlement providing for certain non-monetary benefits to the class (i.e., revisions to the Company's Stockholder Agreement). A hearing is set for February 16, 2024 to, among other things, consider whether to grant final approval of the proposed settlement. Additionally, the plaintiffs intends to petition the Court for attorneys’ fees and litigation expenses. While there can be no assurance regarding the ultimate outcome of the petition, the Company believes a potential loss, if any, would not be material.

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
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 36% of the company, representing our commitment to the long-term success of the Company.
Financial Highlights for the Third Quarter of 2023:
•Total revenue increased 23% from the third quarter of 2022 to $71.0 million
•Core Revenue* increased by 22% from the third quarter of 2022 to $63.1 million
•Total Written Premiums placed increased 30% from the prior-year period to $802.9 million
•Net income increased by $8.2 million from the third quarter of 2022 to $11.3 million, or 16% of total revenues
•Adjusted EBITDA* increased 104% from the third quarter of 2022 to $22.4 million, or 32% of total revenues
•Basic and diluted earnings per share were $0.29 and $0.28, respectively, and Adjusted EPS* was $0.46 per share for the three months ended September 30, 2023
•Policies in Force increased 18% from September 30, 2022 to 1,456,000 at September 30, 2023
•Corporate sales headcount decreased 23% from September 30, 2022 to 316 at September 30, 2023
◦As of September 30, 2023, 132 of these Corporate sales agents had less than one year of tenure and 184 had greater than one year of tenure
•Total franchises decreased 31% compared to the prior-year period to 1,584; total operating franchises decreased 8% from September 30, 2022 to 1,285 at September 30, 2023
◦In Texas as of September 30, 2023, 48 operating Franchisees had less than one year of tenure and 259 operating Franchisees had greater than one year of tenure
◦Outside of Texas as of September 30, 2023, 206 operating Franchisees had less than one year of tenure and 772 had greater than one year of tenure
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Certain income statement line items
Revenues
For the three months ended September 30, 2023, revenue increased by 23% to $71.0 million from $57.7 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, revenue increased by 30% to $198.3 million from $152.0 million for the nine months ended September 30, 2022. Total Written Premium, which we believe is the best leading indicator of future revenue, increased 30% to $803 million for the three months ended September 30, 2023 from $616 million for the three months ended September 30, 2022. Total Written Premium increased 35% for the nine months ended September 30, 2023 to $2,208 million from $1,632 million for the nine months ended September 30, 2022. Total Written Premiums drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2023		2022		2023		2022
Core Revenue:
Renewal Commissions(1)	$19,036	27%	$16,485	29%	$53,395	27%	$41,233	27%
Renewal Royalty Fees(2)	30,040	42%	21,574	37%	80,344	41%	54,446	36%
New Business Commissions(1)	6,125	9%	6,215	11%	17,899	9%	18,312	12%
New Business Royalty Fees(2)	5,910	8%	4,866	8%	17,819	9%	13,979	9%
Agency Fees(1)	2,008	3%	2,740	5%	6,642	3%	8,491	6%
Total Core Revenue	63,119	89%	51,880	90%	176,099	89%	136,461	90%
Cost Recovery Revenue:
Initial Franchise Fees(2)	2,430	3%	3,056	5%	8,780	4%	7,943	5%
Interest Income	321	—%	363	1%	1,135	1%	1,012	1%
Total Cost Recovery Revenue	2,751	4%	3,419	6%	9,915	5%	8,955	6%
Ancillary Revenue:
Contingent Commissions(1)	4,811	7%	1,962	3%	10,701	5%	5,640	4%
Other Franchise Revenues(2)	349	—%	426	1%	1,547	1%	931	1%
Total Ancillary Revenue	5,160	7%	2,388	4%	12,248	6%	6,571	4%
Total Revenues	$71,030	100%	$57,687	100%	$198,262	100%	$151,987	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and nine months ended September 30, 2023 and 2022. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenues:
Commissions and agency fees	$31,980	45%	$27,402	48%	$88,637	45%	$73,676	48%
Franchise revenues	38,729	55%	29,922	52%	108,490	55%	77,299	51%
Interest income	321	—%	363	1%	1,135	1%	1,012	1%
Total revenues	71,030	100%	57,687	100%	198,262	100%	151,987	100%
Operating Expenses:
Employee compensation and benefits	39,436	69%	36,328	67%	113,801	66%	99,471	67%
General and administrative expenses	14,831	26%	13,456	25%	48,019	28%	39,358	26%
Bad debts	797	1%	2,306	4%	3,352	2%	4,762	3%
Depreciation and amortization	2,352	4%	1,809	3%	6,817	4%	5,043	3%
Total operating expenses	57,416	100%	53,899	100%	171,989	100%	148,634	100%
Income from operations	13,614		3,788		26,273		3,353
Other Income (Expense):
Interest expense	(1,617)		(1,414)		(5,057)		(3,411)
Income (loss) before taxes	11,997		2,374		21,216		(58)
Tax expense (benefit)	724		(666)		2,944		(104)
Net income	11,273		3,040		18,272		46
Less: net income (loss) attributable to non-controlling interests	4,339		1,061		7,753		(18)
Net income attributable to Goosehead Insurance, Inc.	$6,934		$1,979		$10,519		$64

Revenues
For the three months ended September 30, 2023 revenue increased 23% to $71.0 million from $57.7 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023 revenue increased 30% to $198.3 million from $152.0 million for the nine months ended September 30, 2022.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.

The following table sets forth these revenue streams by amount and as a percentage of total commissions and agency fees for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Core Revenue:
Renewal Commissions	$19,036	60%	$16,485	59%	$53,395	60%	$41,233	56%
New Business Commissions	6,125	19%	6,215	23%	17,899	20%	18,312	25%
Agency Fees	2,008	6%	2,740	10%	6,642	8%	8,491	12%
Total Core Revenue:	27,169	85%	25,440	93%	77,936	88%	68,036	92%
Ancillary Revenue:
Contingent Commissions	4,811	15%	1,962	7%	10,701	12%	5,640	8%
Commissions and agency fees	$31,980	100%	$27,402	100%	$88,637	100%	$73,676	100%

Renewal Commissions increased by $2.6 million or 15%, to $19.0 million for the three months ended September 30, 2023 from $16.5 million for the three months ended September 30, 2022. Renewal Commissions increased by $12.2 million or 29%, to $53.4 million for the nine months ended September 30, 2023 from $41.2 million for the nine months ended September 30, 2022. The increases during the three and nine months ended September 30, 2023 were primarily attributable to an increase in the number of policies in the renewal term from September 30, 2022 to September 30, 2023 and premium rate increases, offset by a slight decline in client retention to 87% as of September 30, 2023 from 88% as of September 30, 2022.
New Business Commissions decreased by $0.1 million, or 1%, to $6.1 million for the three months ended September 30, 2023 from $6.2 million for the three months ended September 30, 2022. New Business Commissions decreased by $0.4 million or 2%, to $17.9 million for the nine months ended September 30, 2023 from $18.3 million for the nine months ended September 30, 2022. The decrease during the three and nine months ended September 30, 2023 was primarily driven by a decrease in the number of Corporate Sales agents. Revenue from Agency Fees decreased by $0.7 million or 27% to $2.0 million for the three months ended September 30, 2023 from $2.7 million for the three months ended September 30, 2022. Revenue from Agency Fees decreased by $1.8 million or 22%, to $6.6 million for the nine months ended September 30, 2023 from $8.5 million for the nine months ended September 30, 2022. The decrease in Agency Fees during the three and nine months ended September 30, 2023 was primarily attributable to a decrease in the percentage of policies written where an Agency Fee was charged.
Revenue from Contingent Commissions increased by $2.8 million, to $4.8 million for the three months ended September 30, 2023 from $2.0 million for the three months ended September 30, 2022. Revenue from Contingent Commissions increased by $5.1 million, to $10.7 million for the nine months ended September 30, 2023 from $5.6 million for the nine months ended September 30, 2022. The increase during the three and nine months ended September 30, 2023 was primarily attributable to an increase in Total Written Premium as well as receiving and qualifying for additional contingent commissions.

Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth these revenue streams by amount and as a percentage of franchise revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Core Revenues:
Renewal Royalty Fees	$30,040	78%	$21,574	72%	$80,344	74%	$54,446	70%
New Business Royalty Fees	5,910	15%	4,866	16%	17,819	16%	13,979	18%
Total Core Revenues:	35,950	93%	26,440	88%	98,163	90%	68,425	89%
Cost Recovery Revenues:
Initial Franchise Fees	2,430	6%	3,056	10%	8,780	8%	7,943	10%
Ancillary Revenues:
Other Franchise Revenues	349	1%	426	1%	1,547	2%	931	2%
Franchise revenues	$38,729	100%	$29,922	100%	$108,490	100%	$77,299	100%

Revenue from Renewal Royalty Fees increased by $8.5 million, or 39%, to $30.0 million for the three months ended September 30, 2023 from $21.6 million for the three months ended September 30, 2022. Revenue from Renewal Royalty Fees increased by $25.9 million, or 48%, to $80.3 million for the nine months ended September 30, 2023 from $54.4 million for the nine months ended September 30, 2022. The increase in revenue from Renewal Royalty Fees during the three and nine months ended September 30, 2023 was primarily attributable to an increase in the number of policies in the renewal term and rising premium rates, offset by a slight decline in client retention to 87% as of September 30, 2023 from 88% as of September 30, 2022.
Revenue from New Business Royalty Fees increased by $1.0 million, or 21%, to $5.9 million for the three months ended September 30, 2023 from $4.9 million for the three months ended September 30, 2022. Revenue from New Business Royalty Fees increased by $3.8 million, or 27%, to $17.8 million for the nine months ended September 30, 2023 from $14.0 million for the nine months ended September 30, 2022. The increase in revenue from New Business Royalty Fees during the three and nine months ended September 30, 2023 was primarily attributable to an increase in agent productivity and rising premium rates.
Revenue from Initial Franchise Fees decreased by $0.6 million, or 20%, to $2.4 million for the three months ended September 30, 2023 from $3.1 million for the three months ended September 30, 2022. The 20% decrease was primarily attributable to a decrease in total franchises. Revenue from Initial Franchise Fees increased by $0.8 million, or 11%, to $8.8 million for the nine months ended September 30, 2023 from $7.9 million for the nine months ended September 30, 2022. The primary reason for this increase was higher turnover of franchises during the period, which accelerates recognition of Initial Franchise Fees for terminated franchises.
Interest income
Interest income decreased by $0.1 million, or 12%, to $0.3 million for the three months ended September 30, 2023 from $0.4 million for the three months ended September 30, 2022. The decrease was primarily attributable to the decrease in the average Franchise Agreements currently under a payment plan option. Interest income increased by $0.1 million, or 12%, to $1.1 million for the nine months ended September 30, 2023 from $1.0 million for the nine months ended September 30, 2022. The increase was primarily attributable to higher average Franchise Agreements signed under the payment plan option.

Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $3.1 million, or 9%, to $39.4 million for the three months ended September 30, 2023 from $36.3 million for the three months ended September 30, 2022. The 9% increase was primarily related to the hiring of more experienced team members, particularly at the leadership level, and a 20% increase in equity based compensation related to stock option awards during the year. Employee compensation and benefits expenses increased by $14.3 million, or 14%, to $113.8 million for the nine months ended September 30, 2023 from $99.5 million for the nine months ended September 30, 2022. The 14% increase was primarily related to the hiring of more experienced team members, particularly at the leadership level, and an increase in equity-based compensation of 16% related to stock option awards during the year.
General and administrative expenses
General and administrative expenses increased by $1.4 million, or 10%, to $14.8 million for the three months ended September 30, 2023 from $13.5 million for the three months ended September 30, 2022. The 10% increase was primarily related to increased spend on software and professional services. General and administrative expenses increased by $8.7 million, or 22%, to $48.0 million for the nine months ended September 30, 2023 from $39.4 million for the nine months ended September 30, 2022. This increase was primarily attributable to $3.6 million asset impairment charges related to internally developed software and impairment of two office locations the Company determined to sublease, increased spend on rent-related costs due to expansion of our corporate office space, and increased spending on software and professional services.
Bad debts
Bad debts decreased by $1.5 million, or 65%, to $0.8 million for the three months ended September 30, 2023 from $2.3 million for the three months ended September 30, 2022. Bad debts decreased by $1.4 million, or 30%, to $3.4 million for the nine months ended September 30, 2023 from $4.8 million for the nine months ended September 30, 2022. The decrease during the three and nine months ended September 30, 2023 was primarily attributable to a decrease in the average tenure of a terminated franchise.
Depreciation and amortization
Depreciation and amortization increased by $0.5 million, or 30%, to $2.4 million for the three months ended September 30, 2023 from $1.8 million for the three months ended September 30, 2022. Depreciation and amortization increased by $1.8 million, or 35%, to $6.8 million for the nine months ended September 30, 2023 from $5.0 million for the nine months ended September 30, 2022. This increase during the three and nine months ended September 30, 2023 was primarily attributable to the increase in fixed assets due to office expansion since September 30, 2022 as well as book of business purchases during the nine months ended September 30, 2023.
Interest expense
Interest expenses increased by $0.2 million for the three months ended September 30, 2023, to $1.6 million from $1.4 million for the three months ended September 30, 2022. Interest expenses increased by $1.6 million for the nine months ended September 30, 2023, to $5.1 million from $3.4 million for the nine months ended September 30, 2022. The primary driver of this increase during the three and nine months ended September 30, 2023 was the rising interest rate environment, partially offset by a decrease in total borrowings outstanding.

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

The following tables show Total Written Premium placed by corporate agents and franchisees for the three and nine months ended 2023 and 2022 (in thousands).

	Three Months Ended September 30,		% Change
	2023	2022
Corporate sales Total Written Premium	$182,483	$151,212	21%
Franchise sales Total Written Premium	620,456	464,363	34%
Total Written Premium	$802,939	$615,575	30%

	Nine Months Ended September 30,		% Change
	2023	2022
Corporate sales Total Written Premium	$508,951	$408,450	25%
Franchise sales Total Written Premium	1,698,952	1,223,997	39%
Total Written Premium	$2,207,903	$1,632,447	35%
Policies in Force
Policies in Force means, as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of September 30, 2023, we had 1.5 million Policies in Force compared to 1.3 million as of December 31, 2022 and 1.2 million as of September 30, 2022, representing a 13% and 18% increase, respectively.
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
NPS has increased to 92 as of September 30, 2023, from 90 as of September 30, 2022.
Client retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention decreased modestly to 87% at September 30, 2023 when compared to 88% at December 31, 2022. For the trailing twelve months ended September 30, 2023, we retained 102% of the premiums we distributed in the trailing twelve months ended September 30, 2022, which increased from the 100% premium retention at December 31, 2022. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees relating to policies in their first term.
For the three months ended September 30, 2023, New Business Revenue grew 2% to $14.0 million, from $13.8 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, New Business Revenue grew 4% to $42.4 million, from $40.8 million for the nine months ended September 30, 2022. Growth in New Business Revenue during the three and nine months ended September 30, 2023 was primarily driven by growth in agent productivity and rising premium rates.

Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees received after the first term of a policy.
For the three months ended September 30, 2023, Renewal Revenue grew 29% to $49.1 million, from $38.1 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, Renewal Revenue grew 40% to $133.7 million, from $95.7 million for the nine months ended September 30, 2022. Growth in Renewal Revenue during the three and nine months ended September 30, 2023 was primarily driven by Client Retention of 87% at September 30, 2023, and rising premium rates.
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
Core Revenue increased by $11.2 million, or 22%, to $63.1 million for the three months ended September 30, 2023 from $51.9 million for the three months ended September 30, 2022. Core Revenue increased by $39.6 million, or 29%, to $176.1 million for the nine months ended September 30, 2023 from $136.5 million for the nine months ended September 30, 2022. The primary drivers of the increase during the three and nine months ended September 30, 2023 were the higher number of policies in the renewal term from September 30, 2022 to September 30, 2023 as well as premium retention of 102% as of September 30, 2023.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $0.7 million, or 20%, to $2.8 million for the three months ended September 30, 2023 from $3.4 million for the three months ended September 30, 2022. The primary driver of the decrease was a decrease in total franchises. Cost Recovery Revenue increased by $1.0 million, or 11%, to $9.9 million for the nine months ended September 30, 2023 from $9.0 million for the nine months ended September 30, 2022. The primary driver of the increase was an increase in terminations of franchises, which accelerates recognition of initial franchise fee revenue.

Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $2.8 million to $5.2 million for the three months ended September 30, 2023 from $2.4 million for the three months ended September 30, 2022. Ancillary Revenue increased by $5.7 million to $12.2 million for the nine months ended September 30, 2023 from $6.6 million for the nine months ended September 30, 2022.
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
Adjusted EBITDA increased by $11.4 million, or 104%, to $22.4 million for the three months ended September 30, 2023 from $11.0 million for the three months ended September 30, 2022. Adjusted EBITDA increased by $30.9 million, or 125%, to $55.7 million for the nine months ended September 30, 2023 from $24.8 million for the nine months ended September 30, 2022. The primary drivers of the increase in Adjusted EBITDA during the three and nine months ended September 30, 2023 were growing higher margin Renewal Revenue, decreases in Corporate agent headcount, and slower growth in General and Administrative expenses.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended September 30, 2023, Adjusted EBITDA Margin was 32% compared to 19% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, Adjusted EBITDA Margin was 28% compared to 16% for the nine months ended September 30, 2022. The primary drivers of the increase in Adjusted EBITDA Margin during the three and nine months ended September 30, 2023 were growing higher margin Renewal Revenue, decreases in Corporate agent headcount, and slower growth in General and Administrative expenses.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.

GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Revenues	$71,030	$57,687	$198,262	$151,987

Core Revenue:
Renewal Commissions(1)	$19,036	$16,485	$53,395	$41,233
Renewal Royalty Fees(2)	30,040	21,574	80,344	54,446
New Business Commissions(1)	6,125	6,215	17,899	18,312
New Business Royalty Fees(2)	5,910	4,866	17,819	13,979
Agency Fees(1)	2,008	2,740	6,642	8,491
Total Core Revenue	63,119	51,880	176,099	136,461
Cost Recovery Revenue:
Initial Franchise Fees(2)	2,430	3,056	8,780	7,943
Interest Income	321	363	1,135	1,012
Total Cost Recovery Revenue	2,751	3,419	9,915	8,955
Ancillary Revenue:
Contingent Commissions(1)	4,811	1,962	10,701	5,640
Other Franchise Revenues(2)	349	426	1,547	931
Total Ancillary Revenue	5,160	2,388	12,248	6,571
Total Revenues	$71,030	$57,687	$198,262	$151,987
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$11,273	$3,040	$18,272	$46
Interest expense	1,617	1,414	5,057	3,411
Depreciation and amortization	2,352	1,809	6,817	5,043
Tax expense (benefit)	724	(666)	2,944	(104)
Equity-based compensation	6,459	5,395	18,951	16,356
Impairment expense	—	—	3,628	—
Adjusted EBITDA	$22,425	$10,992	$55,669	$24,752
Adjusted EBITDA Margin(1)	32%	19%	28%	16%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($22,425/$71,030), and ($10,992/$57,687) for the three months ended September 30, 2023 and 2022, respectively and ($55,669/$198,262), and ($24,752/$151,987) for the nine months ended September 30, 2023 and 2022, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and nine months ended September 30, 2023 and 2022. Note that totals may not sum due to rounding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per share - basic (GAAP)	$0.29	$0.09	$0.44	$—
Add: equity-based compensation(1)	0.17	0.14	0.50	0.44
Add: impairment expense(2)	—	—	0.10	—
Adjusted EPS (non-GAAP)	$0.46	$0.24	$1.04	$0.44
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$6.5 million/(24.1 million + 13.6 million)] for the three months ended September 30, 2023 and [$5.4 million/ (20.9 million + 16.4 million)] for the three months ended September 30, 2022. Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$19.0 million/(23.7 million + 14.0 million)] for the nine months ended September 30, 2023 and [$16.4 million/ (20.5 million + 16.7 million)] for the nine months ended September 30, 2022.
(2) Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$0.0 million/(24.1 million + 13.6 million)] for the three months ended September 30, 2023. Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$3.6 million/(23.7 million + 14.0 million)] for the nine months ended September 30, 2023.
Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Revenue, Renewal Revenue, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of September 30, 2023, our cash and cash equivalents balance was $35.2 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends and distributions to our owners.
Credit agreement
See "Note 7. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$37,227	$33,017	$4,210
Net cash used for investing activities	(14,609)	(16,833)	2,224
Net cash provided by (used for) financing activities	(15,944)	1,707	(17,651)
Net increase in cash and cash equivalents	6,674	17,891	(11,217)
Cash and cash equivalents, and restricted cash, beginning of period	30,387	30,479	(92)
Cash and cash equivalents, and restricted cash, end of period	$37,061	$48,370	$(11,309)
Operating activities
Net cash provided by operating activities was $37.2 million for the nine months ended September 30, 2023 as compared to net cash provided by operating activities of $33.0 million for the nine months ended September 30, 2022. This increase in net cash provided by operating activities was primarily attributable to an increase in net income of $18.2 million, a decrease in receivables from franchisees of $7.5 million, partially offset by a decrease of $16.7 million in contract liabilities and a $4.3 million increase to prepaid expenses.

Investing activities
Net cash used for investing activities was $14.6 million for the nine months ended September 30, 2023, compared to net cash used for investing activities of $16.8 million for the nine months ended September 30, 2022. This decrease was primarily driven by a $10.8 million decrease in the purchase of property and equipment partially offset by $6.0 million in cash paid for purchases of books of business.
Financing activities
Net cash used for financing activities was $15.9 million for the nine months ended September 30, 2023 as compared to net cash provided by financing activities of $1.7 million for the nine months ended September 30, 2022. This increase in net cash provided by (used for) financing activities was primarily driven by an additional $10.0 million payment of notes payable and $8.5 million in member distributions.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of September 30, 2023, aggregated by type (in thousands):

	Contractual obligations, commitments and contingencies
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$78,082	$11,246	$23,141	$22,528	$21,167
Debt obligations payable(2)	79,375	8,750	70,625	—	—
Interest expense(3)	13,885	5,677	8,208	—	—
Liabilities under the tax receivable agreement(4)	140,327	418	33,678	16,777	89,454
Total	$311,669	$26,091	$135,652	$39,305	$110,621

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.9 million and $1.7 million for the three months ended September 30, 2023 and 2022.
(2)The Company refinanced its credit facilities on July 21, 2021 in the form of a $100 million term loan, and $50 million revolving credit facility, of which nothing was drawn as of September 30, 2023.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of September 30, 2023.
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

Critical accounting policies
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. During the period ended September 30, 2023, we adjusted the techniques we use for estimating revenues, which had an insignificant effect on reported financial results. There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOOSEHEAD INSURANCE, INC.

Date:	November 9, 2023	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)