Form 10-K
period 2023-12-31
Goosehead Insurance, Inc.
filed 2024-02-22
CIK 1726978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2023 (the last day of the registrant’s most recently completed second quarter) was $1,469,076,691, computed using a closing price on that day of $62.89.

As of February 19, 2024, there were 25,089,467 shares of Class A common stock outstanding and 12,859,288 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•Best Practices Study: The industry group metrics are based on the latest date for which complete financial data are publicly available such as a 2023 Best Practices Study containing 2022 industry data conducted by Reagan Consulting and the Independent Insurance Agents & Brokers of America, Inc.
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
•Offering: The initial public offering completed by Goosehead Insurance, Inc. on May 1st, 2018.
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
•Substantial Ownership Requirement: the beneficial ownership (as such term is defined in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as amended) by the Pre-IPO LLC Members, collectively, of at least 10% of the issued and outstanding shares of our common stock.
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

PART I
Item 1. Business
Company overview
We are a rapidly growing independent insurance agency, reinventing the traditional approach to distributing personal lines policies throughout the United States. Our differentiated business model and innovative technology platform have enabled us to deliver insurance customers a superior experience, as evidenced by our 92 Net Promoter Score, which is 2.6x the 2022 P&C Industry Average according to Statista. To fully appreciate the value of our model, there are three lenses with which you can view us – from the perspective of 1) the insurance buyer; 2) the agent; and 3) the carrier.
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
Choice product platform
Today’s insurance buyer expects choice; we believe that tomorrow’s insurance buyer will demand it. We believe that most clients currently buying through single-product platforms are either over-paying or not properly covered because 1) their current insurance company does not offer the appropriate coverage or 2) valuable coverages were removed to make the pricing competitive. We are able to solve that by partnering with over 150 carriers and using technology to shop for our clients and quickly identify the Carrier who is targeting their segment of the market. This allows us to provide value by finding the right coverage at the lowest price, and to do so in one phone-call so that the client does not have to spend hours shopping for themselves.
Knowledgeable sales and service agents
Our clients benefit from the value of having a knowledgeable agent explain and evaluate coverages to help the client make smart insurance buying decisions. Clients will have vastly different insurance needs throughout their lifetime, and our model allows us to serve them at every stage of life. While there are other independent agents who also provide choice, we believe that they lack the scale, talent, and technology of Goosehead, leading to a poorer client experience. Additionally, in contrast to the traditional insurance agency model, we separate the sales function from the service function, thus enabling agents to focus on selling, and service personnel to focus on delivering superior client service. This model has helped drive best-in-class net promoter scores for client service, nearly 2.6x the 2022 P&C industry average according to Statista.
Proprietary technology
Independent agents typically are working on outdated technology platforms, leading to delays in insurance quotes and very limited ability to interact with their client. We have leveraged our scale to empower our agents and now our clients with technology that allows them to run quotes and place business quickly and accurately. After signing their documents electronically, clients can engage with Goosehead’s industry leading service team via phone, text, online chat, or email.
Our choice model, superior sales and service agents, and proprietary technology have led to 86% client retention during 2023, which we believe is among the best in our industry.
Goosehead's Digital Agent, a proprietary online quoting platform, allows clients to shop their home and auto insurance rates with top carriers. The Digital Agent combines millions of data points, which includes Goosehead's proprietary quoting data over hundreds of thousands of transactions from 20+ years of experience, to bring clients actual quotes specific to their needs. Clients can then bind these quotes through a short call with one of our local licensed agents with expertise in the client's specific market. All client data is treated confidentially with the client's privacy and security top of mind. Goosehead does not sell or share the client's data without the client's permission.
Agent perspective
Among the three largest captive insurance companies, State Farm, Farmers, and Allstate, there are over 50,000 agents in the United States, and these agents face some acute pain points in their businesses. First, only having one carrier to sell leads to lower close rates and client retention as these companies lack options to move the business to another Carrier. In addition, many agents will lose their ability to write certain lines of business in some areas due to underwriting rules from the carrier – this is especially true after a catastrophic loss in the agent’s city or county. Low close rates are also due to the agents’ outdated and ineffective marketing playbook. They typically pay for expensive retail store-front locations and spend significant amounts of money on paper mailers and internet leads. This broken marketing model leads to high overhead costs and limited success. Additionally, these captive agents are working on outdated technology platforms and many have no economic interest in their book of business. Finally, and most importantly, these agents are responsible for processing all of their client’s service needs in house; the more successful they are at sales, the quicker their growth stalls because of the time necessary to manage customer service work.
When agents join Goosehead, they immediately get access to sell a wide array of carriers so that they have product to accommodate most clients, which drastically improves close rates. Instead of expensive retail space and spending money on ineffective marketing strategies, they follow our proven go-to-market strategy by developing Referral Partner relationships. This strategy allows them to spend much less on marketing and can yield dozens of high-quality clients referred directly to them, driving higher levels of productivity. All policy fulfillment and servicing is handled by our centralized service team, which retains our clients at 86%, unlocking the agent’s time to focus on new sales.
Our 14 corporate-owned offices and 300 corporate sales agents serve as the blueprint for what is possible in the Goosehead model, and our corporate agents provide critical training and support to help the franchise agents reach their full potential. We have proven that this system delivers superior results as demonstrated by agents, who with a few years tenure, are 2.8x more productive than industry best practice according to Reagan Consulting's 2023 Best Practices Study.
In addition to recruiting current insurance agents with a superior value proposition, we are also bringing in sales and marketing savvy professionals who are attracted to the recession-resistant and residual economics offered by a career in insurance. The value and opportunity we provide to agents has led to our rapid growth to 1,226 operating franchise locations.
Carrier perspective
Insurance carriers are seeking profitable growth, and their focus is on maximizing the ratio of client lifetime value to acquisition costs. Carriers who distribute through independent agents have lots of complexity and costs dealing with thousands of independent representatives with no standard training, different levels of expertise, and no quality control functions. Working with Goosehead allows them to have scale distribution with a single point of contact. Goosehead handles all training and enforces standards through a centralized quality control team. Because Goosehead can provide profitable growth without complexity, it has earned special product access in geographies where Carriers have heavily restricted capacity, and higher commissions than what agents normally earn. Our 2023 average commission rate on new business premium was 14% and on renewal business premium was 13%. Commission rates can vary across Carriers, states and lines of business, and typically range from 10% to 20%. Many “insuretech” carriers saw the complexity of working with traditional agents and have sought to build models that eliminate the role of the agent. As they have grown, many have realized that the market still prefers to work with an agent (according to the Independent Insurance Agents & Brokers of America, Inc.), and that Goosehead allows them to reach that segment of the market without all the traditional complexity. We now distribute for many of the insuretechs, increasing the breadth of our product portfolio. Distributing through Goosehead allows Carriers to see higher retention rates and have a better client experience when compared with other distribution channels, increasing the client lifetime value for the carrier. This value enables Goosehead to have a very competitive carrier portfolio, ensuring that clients find the best solution, and increasing agents’ close rates.
By delivering a better client experience, offering a more compelling business opportunity to agents, and driving more value to carrier partners, we have seen growth as reflected in our financial performance. Total Written Premium, which we believe is the best leading indicator of future revenue growth because it drives our future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions, grew 34% to $3.0 billion from $2.2 billion in 2022. This growth has been driven by several factors including (1) our team’s ability to recruit talented agents to our platform; (2) our agents’ leveraging of Goosehead's sales blueprint and proprietary technology leading to higher levels of productivity in winning new business; and (3) our service centers’ ability to retain renewal business. Furthermore, we are profitable.
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
The Digital Agent, available across the U.S., is powered by key data integrations and a proprietary database. It automatically populates information about consumers’ homes and vehicles during the quoting process and combines that information with millions of data points from two decades worth of Goosehead's expert agents’ quoting decisions and accumulated experiences.
Our model, which allows agents to focus on New Business Revenue, is highly differentiated from the traditional insurance agency model. In the traditional agency model, agents are responsible for both new business and ongoing service. The burden of providing ongoing service distracts from the ability to acquire new clients, and ultimately limits an agent's opportunity for growth. Our agents are freed from the burden of ongoing service, and as a result, both corporate sales and franchise agents are substantially more productive than top performers in our industry as it relates to new sales. Compared to the 2023 Best Practices Study, which uses 2022 industry data, in 2023 and 2022, corporate sales agents with more than three years of tenure averaged 2.8x and 2.9x as much New Business Production per Agent, respectively, as the industry best practice. Franchise sales agents with more than three years of tenure averaged 1.8x in 2023 and 1.8x in 2022 as much New Business Production per Agent (Franchise) as the industry best practice.

2023 New Business Revenue per agent by tenure ($000s)
Source: Internal data for 2023; Carrier provided information; Reagan Consulting 2023 Best Practices Study (using 2022 data)
(1)Represents industry best practice per Reagan Consulting; does not include Unvalidated Producers; most industry agents have tenures significantly longer than 2 to 3 years.
We believe our agent productivity compares even more favorably to the industry than the Best Practices Study would imply because the Best Practices Study excludes Unvalidated Producers. If the Best Practices Study included Unvalidated Producers, our New Business Production per Agent outperformance would be even larger.
In 2023, New Business Production per Agent in corporate sales was $73 thousand for agents with less than 1 year of tenure and $118 thousand for agents with more than one year of tenure. Including all producers in franchise sales in 2023, New Business Production per Agency was $38 thousand for franchises with less than 1 year of tenure and $88 thousand for franchises with more than one year of tenure.
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
The combination of hiring highly motivated and talented individuals, giving them proper tools and training and removing the burden of ongoing client service allows our corporate sales agents to become significantly more productive than average personal lines agents. Compared to the 2023 Best Practices Study, corporate sales agents with more than three years of tenure averaged 2.8x as much New Business Production per Agent (Corporate) as the industry best practice.
In corporate sales, we generate Core Revenue in the form of Renewal Commissions, New Business Commissions and non-refundable Agency Fees charged directly to clients for efforts performed in the issuance of new insurance policies. We also generate Ancillary Revenue in the form of Contingent Commissions from Carriers related to the overall growth and loss performance of the Book of Business we have placed with them. Corporate sales is comprised of employed sales agents located in 11 sales offices across Texas, Illinois, Colorado, Ohio, Nevada, Florida, and North Carolina. As of December 31, 2023, we had corporate sales offices operating in the following locations: Westlake, Texas; Irving, Texas; Fort Worth, Texas; Houston, Texas; The Woodlands, Texas; Austin, Texas; Rosemont, Illinois; Charlotte, North Carolina; Englewood, Colorado; Orlando, Florida; and Columbus, Ohio.
In 2022, Goosehead began transitioning top corporate sales agents into franchise ownership. These highly successful corporate agents have performed well as agency owners. Owning a Goosehead franchise has become a viable and lucrative career path for top agents, which we believe helps Goosehead recruit top talent in the industry.
Franchise sales
Franchise sales consists of operations that are owned and managed by Franchisees. This distribution is composed of Franchisees and sales agents that they hire as employees in their franchised businesses. Our Franchise Agreement has a ten-year term and governs the terms under which we operate together, defining, among other things, the Initial Franchise Fee, Royalty Fees and other costs a Franchisee pays. Franchisees have contractual rights to revenue related to the Book of Business during the term of their agreement, but we retain ultimate ownership over the policies written in each franchised business. These Franchisees have a contractual relationship with the Company to use our processes, Carrier Appointments, systems, and back-office support team to sell insurance and manage their business. In exchange, the Company is entitled to an Initial Franchise Fee and ongoing Royalty Fees. Our franchise sales function primarily recruits agents with prior business or industry experience. Our franchise sales function has a unique value proposition to experienced agents who understand the limits and pain points of the traditional agency model:
•Franchise owners and their sales agents gain access to products from multiple Carriers in their markets, allowing the agents to better serve their clients and Referral Partners by providing choice. Captive Agents typically can only sell products from one Carrier.
•Franchise owners and their sales agents can leverage our service centers to handle service requests and process renewals. Most traditional agencies require their agents to handle client service and renewals which diminishes the time they can devote to winning additional new business and growing their agencies. Traditional agencies can become the victims of their own success as their increasing service burden crowds out time to sell new business.
•Franchise owners and their sales agents use our well-established and proprietary sales processes to win new business. Franchise sales agents are trained side-by-side with corporate sales agents to leverage our training program, to acquire product and Carrier knowledge and to utilize our technology and back office support. Our corporate sales function continues its investment in the success of our franchise sales well past initial training in the form of ongoing sales coaching and mentoring. The corporate sales function also serves as fertile recruiting ground for future regional territory managers within our franchise support team.
•Franchise owners benefit from lean startup costs as they do not require additional employees or a retail location to launch their agencies. Captive Agents are often required to immediately hire two to three additional employees as support staff, lease a storefront location, and contribute a specific percentage of revenue toward an advertising budget. Further, most fixed costs in a traditional agency (e.g., administrative costs, technology fees, training expenses and service costs) are diminished or eliminated in our franchise sales due to Goosehead’s scale, and we expect that fixed costs will continue to decrease as franchise sales grows.
•Franchise owners own an economic interest in their Books of Business.
The recruiting team seeks applicants who have demonstrated a strong capacity to win new business and a desire to own their own business. Our recruiting efforts have helped us create a franchise pool which is significantly more productive than most personal lines agents. Compared to the 2022 Best Practices Study, franchise sales agents with more than three years of tenure averaged 1.8x as much New Business Production per Agent (Franchise) as the industry best practice.
In franchise sales, we earn Core Revenue in the form of New Business Royalty Fees and Renewal Royalty Fees generated by the franchise location. New Business Royalty Fees are set in the Franchise Agreements at 20% of commissions and Agency Fees received during the first term of the policy, and 50% of commissions every term the policy is renewed, including if the policy renewal is with a different carrier.
Cost Recovery Revenue consists of non-refundable Initial Franchise Fees, which compensate us for the training and onboarding efforts to launch a new franchise location, and Interest Income related to Franchisees that elect the payment plan option for their Initial Franchise Fee. Ancillary Revenue consists of Contingent Commissions and Other Income.
We started franchising in 2012 and have since expanded rapidly. Premiums in franchise sales grew 37% during 2023. As of December 31, 2023, we have 1,415 total franchises, including 1,226 franchises operating and 189 in implementation, a 33% decrease in total franchises and a 13% decrease in operating agencies in 2023 compared to 2022. We have franchise locations either operating or signed in the following states, which cover over 99% of the US population:

Geographic footprint	Operating agencies
	State	December 31, 2023
	Texas	297
	Florida	85
	California	79
	Illinois	52
	Michigan	50
	Pennsylvania	49
	North Carolina	46
	Georgia	42
	Louisiana	39
	Colorado	35
	Virginia	35
	New York	34
	Maryland	34
	Missouri	34
	Other	315
	Total(1)	1,226
Profitability of Corporate and Franchise Sales

Both corporate sales and franchise sales generate New Business Commissions and Agency Fees for efforts in identifying, placing, and making effective insurance coverage on behalf of our customers. The Company earns 100% of New Business Commissions and Agency Fees generated by corporate sales and incurs fixed and variable compensation and benefits for corporate sales agents as well as other fulfillment and administrative costs. The

Company also earns and records New Business Royalty Fees revenue equal to 20% of the New Business Commissions and Agency Fees generated by franchise sales and incurs fixed and variable fulfillment and administrative costs.

Each subsequent term that a policy renews, both corporate sales and franchise sales generate Renewal Commissions by assisting the customer to make effective a renewal policy that satisfies the customer’s current insurance coverage needs. The Company earns 100% of Renewal Commissions generated by corporate sales and incurs fixed and variable compensation and benefits to corporate sales agents, which compensation is typically half the cost of New Business Commissions, as well as other fulfillment and administrative costs. The Company also earns and records Renewal Royalty Fees revenue equal to 50% of the Renewal Commissions generated by franchise sales and incurs fixed and variable fulfillment and administrative costs.

As illustrated in the charts below, the Company’s earnings rate on commissions generated by corporate sales remains constant at 100% of the commission amount for each term a policy remains in force, while its earnings rate on commissions generated by franchise sales increases by 150% from the initial term of the policy to the first renewal term. This increase in earnings rate from the initial term to the first renewal term results in built-in revenue growth for retained franchise sales. The earnings rate then remains constant for all subsequent terms a policy is renewed for both corporate and franchise sales.

Our Service Centers
Both corporate sales and franchise sales are supported by our client service centers. Our service centers are staffed by fully licensed property and casualty service agents, who provide fulfillment and quality control services for newly issued insurance policies, accounting services and ongoing support services for clients. Ongoing support services for clients include: handling client inquiries, facilitating the claims process with Carriers, accepting premium payments and processing policy changes and renewals. Our service agents are also focused on selling additional insurance coverages to clients, which result in additional New Business Revenue.
Our four separate service centers provide us with the ability to cover the U.S. time zones more broadly, and the ability to better manage business continuity risks. We manage our service centers with the goal to maximize NPS, which we believe maximizes retention. This differentiated level of service has enabled us to earn an NPS of 92 in 2023, a modest increase from 90 in 2022, greater than highly regarded brands like Ritz Carlton and Nordstrom and 2.6x the 2022 industry average, according to Statista. Our high degree of client satisfaction drove our 86% Client Retention rate during 2023, which we believe to be among the highest in the industry. Our retention rate is even stronger on a premium basis. In 2023, we retained 101% of the premiums we distributed in 2022. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our service team. By maintaining this strong level of Client Retention, we are able to generate revenue that is highly predictable and recurring in nature.
The combination of expanding total producer count, leveraging technology and maintaining our commitment to service led to revenue growth of 25% and Total Written Premium growth of 34% in 2023. As of December 31, 2023, our 10-year Total Written Premium CAGR was 44% and our 5-year premium CAGR was 42%.

Source: Carrier provided information

Industry trends
We primarily compete in the United States personal lines insurance distribution industry. Personal lines products typically include home, auto, umbrella, motorcycle, flood and recreational insurance. We compete for business on the basis of reputation, client service, product offerings and the ability to tailor our products to the specific needs of a client. There are principally three types of businesses that sell personal lines products:
•Independent agencies (39% personal lines market share in 2022 according to the Independent Insurance Agents & Brokers of America, Inc.). Independent agencies are “independent” of any one Carrier and can offer insurance products from multiple Carriers to their clients. There are approximately 40,000 independent insurance agencies in the United States, according to the 2022 Future One Agency Universe Case Study. Many of the largest insurance agencies, such as Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Marsh & McLennan Companies, Inc. and Willis Towers Watson plc, focus primarily on commercial lines. We believe that we are one of the largest independent insurance agencies focused primarily on personal lines.
•Captive Agencies (35% personal lines market share in 2022 according to the Independent Insurance Agents & Brokers of America, Inc.). Captive Agencies sell products for only one Carrier. The Carrier compensates the Captive Agency through sales commissions based on premiums placed on behalf of clients. The Carrier also provides the Captive Agency with operational support including advertising and certain back office functions. The largest Captive Agencies in the United States include Allstate Corporation, State Farm Mutual Automobile Insurance Company and Farmers Group, Inc.
•Direct distribution (26% personal lines market share in 2022 according to the Independent Insurance Agents & Brokers of America, Inc.). Certain Carriers market their products directly to clients. Historically, this strategy has been most effective for targeting clients who require auto insurance only, with clients seeking bundled solutions relying on advice from independent and Captive Agents. The largest Carriers that sell directly to clients include Berkshire Hathaway Inc. (via GEICO Corp.) and Progressive Corporation. Berkshire Hathaway and Progressive also distribute through independent agencies, including GSHD.
Personal lines insurance agents generate revenues through commissions, which are calculated as a percentage of the total insurance premium placed on behalf of clients, and through fees for other related services. Premiums in the personal lines insurance market have grown consistently with underlying insured values and the overall economy.

Personal lines products
Personal lines premium trends ($billions)
Source: S&P Global Market Intelligence and National Association of Insurance Commissioners
Premium pricing within the P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. External events, such as terrorist attacks and man-made and natural disasters, may have significant impacts on the insurance market. We use the terms ‘‘soft market’’ and ‘‘hard market’’ to describe the business cycles experienced by the industry. A soft market is an insurance market characterized by a period of declining premium rates, which can negatively affect commissions earned by insurance agents. A hard market is an insurance market characterized by a period of rising premium rates, which, absent other changes, can positively affect commissions earned by insurance agents.
Our Competitive strengths
We believe that our competitive strengths include the following:
•Highly motivated producers in corporate sales. The agents in corporate sales are fundamentally different than the typical agents in the personal lines industry. Substantially all of our agents are recent college graduates, whereas 61% of personal lines agents in the industry are over 50 years old, according to the 2022 Future One Agency Universe Case Study. This gives us a significant advantage both in the short- and long-term. In the short-term, our agents have proven to be especially adept at learning new techniques and mastering new technologies. This has enabled our agents to generate approximately 2.8x as much new business as top performing personal lines agents after three years, according to the 2023 Best Practices Study. Over the long-term, we believe these factors will enable us to avoid the shrinking workforce challenges that many of our competitors face and win an even larger market share from other agencies. According to Independent Insurance Agents & Brokers of America, Inc., 25% of independent agencies anticipate a change of control within the next five years. We believe an aging industry workforce will create significant disruption in the personal lines distribution industry, and we will be in a position to win displaced clients. Additionally, our corporate sales agents view the success of franchise sales as a potential catalyst to their career trajectories. The support structure that our corporate sales agents provide to our franchise sales agents creates unique career paths in sales management, territory management, and franchise ownership.

•Franchise sales solves the inherent flaws in the traditional agency model. We believe that the traditional agency model is flawed for several reasons, including: (1) Captive Agents can only offer clients products from one Carrier, limiting the agents’ ability to best serve their clients, (2) agents are typically responsible for handling their own client service and renewals, diminishing the time they can devote to marketing, winning new business and growing their overall Book of Business, (3) agents are often using antiquated and decentralized technology platforms to sell and service their Book of Business, and (4) some Captive Agents do not own their Book of Business, giving them less incentive to win new business. Given the size of the traditional agency market and its inability to adapt to these challenges without introducing significant channel conflict, we believe there is a meaningful opportunity to disrupt the traditional agency marketplace. Agents in franchise sales are able to focus on marketing, winning new business, providing clients with choice by offering products from multiple Carriers, and they own an economic interest in their Book of Business. Furthermore, by removing the service burden, which takes a significant amount of time and energy, we believe our platform provides franchise sales agents with the ability to grow more quickly and manage larger Books of Business than agents working in a traditional agency model. As a result, the Goosehead model has proven to be attractive to high-performing agents who wish to achieve greater professional and financial success.
•Single technology platform with end-to-end business process management. Our operations utilize an innovative proprietary cloud-based technology solution customized to suit our needs. Our technology provides our agents with tools to better manage their sales and marketing activities, and our service center operations with real-time 360-degree visibility of client accounts. Additionally, our technology provides agents with data and analytics which allow them to make smarter business decisions. Importantly, our integrated solution allows us to pivot quickly and upgrade our technology offering without a large financial investment. We believe our single, sales-oriented technology platform is differentiated relative to most insurance agency IT environments that utilize disparate accounting-driven agency management vendors and legacy mainframe systems across their operations. Our technology platform has been a key enabler of our rapid growth while also driving efficiencies. One of these efficiencies is service expenses. Our 2023 and 2022 service expenses as a percentage of gross commissions were 2.5x and 2.7x lower than the industry best practice according to the 2023 Best Practices Study, which uses 2022 data. Despite our reduced service expense load, we are able to maintain best in class NPS scores and retention.
•Service centers drive both new and renewal business. Our service centers handle all of our client service and renewals and have achieved a highly differentiated level of service as indicated by our NPS scores of 92 in 2023 and 90 in 2022. Having such a skilled and fully licensed service team provides three tangible benefits to our business: (1) allowing our agents to focus virtually all of their time on cultivating new Referral Partner relationships and winning new business (instead of preserving existing business), (2) generating strong Client Retention that provides a stable source of highly visible and recurring revenue and (3) providing opportunities to earn additional revenue as our service agents are highly trained in cross-selling and generating referral business. Our service agents typically originate significant amounts of New Business Revenue through cross-sale and referral generation. We believe that our service centers will continue to drive a competitive advantage by supporting our industry-leading productivity and our recruiting efforts. We continue to make the necessary technology, staffing and real estate investments in our service centers to support our planned agent hiring, which we believe will allow us to readily scale and increase market share. Each of our service agents can service, on average, a Book of Business that it would take a productive sales agent years to generate.
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
◦John O’Connor joined Goosehead Insurance in 2022 as General Counsel and, in that role, is responsible for all aspects of the company’s legal operations. Prior to joining Goosehead, he spent fifteen years in private practice, including more than a decade with international law firm Weil, Gotshal & Manges, LLP. He most recently served as general counsel for an Austin-based real estate development company. Notably, while in private practice, Mr. O’Connor served as outside counsel for Goosehead and has worked as an advisor to the company since 2019. He holds an undergraduate degree from Loyola Marymount University, a master’s degree from Pepperdine University and received his J.D. from Southern Methodist University, where he served as President of the SMU Law Review Association.

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
•National penetration of the Franchisees. As of December 31, 2023, we have signed Franchise Agreements in 46 states covering over 99% of the total US population. We expect to continue growing our market share within these states as we sign and launch new franchises, and as those franchises ramp up their new business production over the course of 2-3 years. As of December 31, 2023, 15% of our operating franchises had less than one year of tenure. Given the anticipated New Business productivity uplift that comes with more years of experience, and the elevated Royalty Fees on renewal business, we believe our franchise sales category is positioned for strong growth and margin expansion. This growth will be further enhanced by the approximately 180,000 potential franchise candidates in our current pipeline. The number of potential franchise candidates is updated daily to reflect new franchise candidates on our customized recruiting platform. Of our total current pipeline, we estimate approximately 10% of the candidates would qualify over time as Franchisees under our exacting standards. Although the candidates that meet our franchise standards are not guaranteed to enter into Franchise Agreements, we believe our pipeline will allow us to execute a robust national build-out of our model. The pace of our national build-out will be aided by the regulatory approvals, product offering approvals and Carrier relationships we have already established across the continental United States.

Franchise tenure profile

# of operating franchises
1,400
1,200
1,000
800
600
400
200
-
4+ Years
395
3-4 Years
155
2-3 Years
201
1-2 Years
292
0-1 Year
183
Number of Operating Franchises

•Continue to develop innovative ways to drive productivity. We believe that our agents are already among the most efficient personal lines agents in the industry. Compared to the 2023 Best Practices Study, corporate sales agents with more than three years of tenure averaged 2.8x as much New Business Production per Agent (Corporate) as the industry best practice; franchise sales agents with more than three years of tenure averaged 1.8x as much New Business Production per Agent (Franchise) as the industry best practice. We believe there is an opportunity to further expand productivity. We have historically deployed the intellectual capital accumulated in corporate (including sales practices, client relationship management practices, recruiting practices and technology) into franchisees to optimize new business production. We will continue to innovate going forward in an effort to both better serve our clients and expand our platform.
•Maximize our effectiveness in managing renewal business. We earn significantly larger Royalty Fees from our Franchisees for renewal business than for new business. Additionally, many of our largest expenses are significantly lower for renewal business such as compensation costs, risk management costs and client development costs. Critical to converting new business into renewal business is strong Client Retention. Our Client Retention effort is led by our service centers, which had a 2023 NPS score of 92, leading to an 86% Client Retention rate and 101% premium retention rate in 2023. Key to maintaining these NPS scores and Client Retention rates is the consistency of personnel in our service centers. Our consistency in service personnel is due to a combination of the opportunities for professional advancement within the Company and the competitive wages we offer; average compensation for service team employees was over $49,000 in 2023.
•Continue to invest in technology to drive efficiencies in all areas of our business. We've made investments in technology to outrun our competitors, and we will continue to find opportunities to utilize technology to widen the gap between us and any nascent competition.

Markets & marketing
We primarily compete in the approximately $411 billion (according to S&P Global Market Intelligence) U.S. personal lines P&C industry. As a distributor, we compete for business on the basis of reputation, client service, product offerings and the ability to efficiently tailor our products to the specific needs of a client.
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
The Company represents over 150 Carriers, of which 60 provide national coverage. During 2023, two carriers represented more than 10% of total revenue at 16% and 12%.
Franchise agreements
Franchise sales operates under a franchising model and each franchise is governed by a Franchise Agreement. The Franchise Agreements for all existing franchises are substantially similar. We have taken the position that we do not negotiate the terms of our Franchise Agreements in order to maintain uniformity within the system.
Each Franchise Agreement contains one ten-year term with either two optional five-year renewal terms or two optional ten-year renewal terms. The Franchise Agreement may be terminated early if the Franchisee is violating a term of the contract, operating contrary to state law, or violating Goosehead procedures required by the operations manual.
Franchisees are required to pay an Initial Franchise Fee that varies depending on the state in which the franchise will be located. The Initial Franchise Fee, which is non-refundable after training, covers our costs to recruit, train, onboard, and support the Franchisee for the first year. Franchisees are also required to pay a monthly Royalty Fee, which entitles the Franchisee to continue to operate. The Royalty Fee is derived from a percentage of gross commissions on insurance policies in their initial (20%) and renewal terms (50%). Franchise owners are not entitled to an exclusive territory and may solicit sales from any location within the state in which they operate, subject to certain internal restrictions.
Franchisees who sign a Franchise Agreement after January 1, 2018, are required to pay a minimum monthly Royalty Fee if the Royalty Fee derived from the gross commissions on insurance policies does not exceed a specific amount.
Total Franchises decreased by 33% to 1,415 in 2023 from 2,125 in 2022. Total Franchises operating decreased by 13% to 1,226 in 2023 from 1,413 in 2022.
Competition
The insurance brokerage business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based upon innovation, knowledge, terms and condition of coverage, quality of service and price. A number of firms and banks with substantially greater resources and market presence compete with us.
Our brokerage operations compete with firms that operate globally or nationally or are strong in a particular region or locality, and may have in that region or locality an office with revenues as large as or larger than those of our corresponding local office. We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the technology we use, the diversity of products we offer, superior human capital, and the overall costs to our clients.
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
Regulatory matters
Franchise regulation. Offers and sales of franchises (so-called “pre-sale” franchise activities) are regulated in the United States by the Federal Trade Commission ("FTC") and by certain state laws. The FTC (through its “Franchise Rule”) requires franchisors to provide certain disclosures, in the form of a franchise disclosure document (“FDD”) to prospective Franchisees. One of the required disclosures is to include in the FDD audited financial statements of the franchisor (Goosehead Insurance Agency, LLC) or, if not the franchisor, an affiliate or parent of the franchisor who guarantees the franchisor’s obligations to its Franchisees. In order to include our consolidated financial statements in the FDD, we are required to guarantee Goosehead Insurance Agency, LLC’s current and future obligations to its Franchisees. The Franchise Rule does not require a franchisor to register or file an FDD with the FTC before offering franchises. Certain states also have pre-sale franchise or “business opportunity” laws and regulations that require franchisors to register with the state in some manner before that franchisor may offer or sell a franchise in that state, and in some cases to also provide prospective Franchisees with certain additional disclosures as part of the FDD. Some states also have “franchise relationship laws” that address post-sale aspects of the franchisor-franchisee relationship, such as prohibiting enforcement of certain franchise agreement provisions, requiring a certain notice or cure period before terminating a franchise agreement, and defining what constitutes “good cause” for terminating the franchise agreement or denying a transfer or renewal of the agreement. Although we believe that our Franchise Agreements and our relationships with Franchisees generally have complied with franchise relationship laws, a failure to comply with those laws could result in civil liability or the company’s inability to enforce a Franchise Agreement, among other things. In addition, while historically our franchising operations have not been materially adversely affected by such laws or regulations, we cannot predict the effect of any future federal or state franchise laws or regulations.
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
Rate regulation. Nearly all states have insurance laws requiring personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the state’s regulatory authority. In many cases, such rating plans and/or policy or coverage forms must be approved by the regulatory authority prior to use.
The speed with which an insurer can change rates in response to competition or in response to increasing costs depends, in part, on whether the rating laws are (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states with prior approval laws, the regulator must approve a rate before the insurer may use it. In states with file-and-use laws, the insurer does not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. In states with use-and-file laws, the insurer must file rates within a certain period of time after the insurer begins to use them. Under all three types of rating laws, the regulator has the authority to disapprove a rate filing.
While we are not an insurer, and thus not required to file our own rating plans with the state's regulatory authority, our commissions are derived from a percentage of the premium rates set by insurers in conjunction with state law.
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
Human Capital
Our workforce is our most important asset and a key competitive advantage in our industry. Imperative to our continued success, and the primary reason for our decision to go public in 2018, is our ability to attract and retain the most talented individuals available. We will continue to strive for a one-of-a-kind company culture and offer a competitive compensation and benefits package, which includes health insurance, a 401(k) plan, an Employee Stock Purchase Program, and the potential for option awards. As of December 31, 2023, we had approximately 1,415 full-time and no part-time employees. Our Franchisees are independent businesses, and we do not control the essential terms and conditions of employment for their employees; therefore, neither our Franchisees nor their employees are included in our employee count. We believe that we have a positive relationship with our employees and we conduct regular engagement and outreach with our workforce. None of our employees are represented by a union.
Learning and Development
Goosehead utilizes a training curriculum for all incoming recruits and supports ongoing professional development of our employees. We conduct weekly virtual webinars for both our corporate and franchise agents to provide ongoing training and mentoring. Each week we highlight a key skill around our products, sales processes, or professional development. We also host week-long onsite training courses at our corporate headquarters.
We also regularly reach out to our employees and franchise partners by conducting in-person town halls across various geographic locations in the United States. This feedback loop is extremely valuable and often results in near real-time updates to our operating platform to deliver better service and business processes to our agent network.
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
Workforce Diversity and Engagement
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
Operating principles
Our company is grounded in a set of operating principles, which each member of the Company is expected to uphold. These values are at the very center of what makes our company unique, defines our dynamic culture, and enables us to build a truly world class business. It has resulted in a workforce that is highly energized and motivated and a work environment that is meritorious, respectful, diverse and inclusive. Our operating principles and values are articulated below.
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
Factors, such as business revenue, economic conditions, including adverse conditions resulting from uncertainty concerning government shutdowns, debt ceilings or funding, the volatility and strength of the capital markets, increased rates of inflation, high interest rates and public health emergencies can affect the business and economic environment. For example, in 2023, the global economic environment was characterized by continued market uncertainty, inflationary pressures, high interest rates, weak housing markets, recessionary fears, and geopolitical uncertainty regarding the ongoing conflict in Ukraine, tensions across the Taiwan Strait, the Israel-Hamas conflict and other hostilities in the Middle East and their impact on global security and markets.
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
Moreover, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense in case we decide to refinance our existing long-term borrowings, in particular the Credit Agreement, or incur any additional indebtedness. Additionally, this may impact the market for new homes, which could adversely impact our leadflow of new home purchase clients.
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
We actively compete with numerous integrated financial services organizations as well as Carriers and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Competition may reduce the fees that we can obtain for services provided, which would have an adverse effect on revenue and margins. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. To the extent that banks, securities firms and Carrier affiliates, the financial services industry may experience further consolidation (such as the acquisition by Arthur J. Gallagher & Co. of substantially all of the treaty reinsurance brokerage operations from Willis Towers Watson plc., completed in December 2021), and we therefore may experience increased competition from Carriers and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services. In addition, a number of Carriers are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to brokers or other market intermediaries. Furthermore, we compete with various other companies that provide risk-related services or alternatives to traditional insurance services, including Insurtech start-up companies, which are focused on using technology and innovation, including artificial intelligence, machine learning, digital platforms, data analytics, robotics and blockchain, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate.
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
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, protest or riot, security breach, cyberattack or other similar incident, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing backup systems provide us with some degree of flexibility, we still can experience near-term operational challenges in particular areas of our operations. We could potentially lose key executives, personnel, client data or experience material adverse interruptions to our operations or delivery of services to clients in a disaster recovery scenario. We may experience additional disruption due to system upgrades, outages or an increase in remote work. Our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
We utilize artificial intelligence, which could expose us to liability or adversely affect our business.
We utilize artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content (collectively, “AI”) in connection with our business. There are significant risks involved in utilizing AI and no assurance can be provided that our use of such AI will enhance our products or services or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputation harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.
In addition, regulation of AI is rapidly evolving as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, their platform moderation, data privacy and cybersecurity laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions.
Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.
Our future success depends, in part, on our ability to anticipate and respond effectively to the threat of, and the opportunity presented by, digital disruption and other technology change. These may include new applications or insurance-related services based on AI, machine learning, robotics, blockchain or new approaches to data mining. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, Insurtech start-up companies and others. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. Our technological development projects may also not deliver the benefits we expect once they are completed or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.
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
Increasing scrutiny and changing expectations from investors, clients and our employees with respect to our corporate responsibility and stakeholder interest practices may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, employees and clients, on corporate responsibility and stakeholder interest issues such as environmental stewardship, climate change, diversity and workplace inclusion, pay equity, racial justice, workplace conduct and cybersecurity and data privacy. There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Negative public perception, adverse publicity or negative comments in social media, including as a result of actions taken by companies we acquire before the acquisition, could damage our reputation, or harm our relationships with regulators and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact employees engagement and retention and the willingness of clients and Carriers to do business with us. In addition, there exists certain negative sentiment about some individuals and government institutions related to corporate responsibility and stakeholder interests, and we may also face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding these initiatives.
In 2022, we released a report on our corporate responsibility and stakeholder interest activities that incorporates the guidelines of the Sustainability Accounting Standards Board (SASB) and our own assessments and priorities. Over time, we expect to expand our public disclosure in these areas. It is possible that stakeholders may not be satisfied with our corporate responsibility and stakeholder interest practices or the speed of their adoption. Actual or perceived shortcomings with respect to such initiatives and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various corporate responsibility and stakeholder interest practices.
In addition, a variety of organizations have developed ratings to measure the performance of companies on topics of corporate responsibility or stakeholder interests, and the results of these assessments are widely publicized. Investments in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly emphasized the importance of such measures to their investment decisions. Unfavorable ratings of our company or our industry, as well as omission of inclusion of our stock into investment funds oriented toward various corporate responsibility and stakeholder interests may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
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
Our success depends on our ability to attract and retain skilled and experienced personnel. There is significant competition from within the insurance industry and from businesses outside the industry for exceptional employees, especially in key positions. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. Any new personnel we hire may not be or become as productive as we expect, as we may face challenges adapting them to our Operating Principles or adequately or appropriately integrating them into our workforce culture. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We can make no assurances that qualified employees will continue to be employed or that we will be able to attract and retain qualified personnel in the future. If we are not able to successfully attract, retain and motivate our employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate, and retain qualified employees, our business, financial condition, results of operations and reputation could be materially and adversely affected.
If any of our key professionals were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. Our key personnel are currently prohibited by contract from soliciting our employees and customers and from competing in our industry in the vicinity of the Company office at which such key personnel member was employed for a period of two years following separation from employment with us. However, there can be no assurance that we will be successful in enforcing these contracts. In addition, on January 5, 2023, the FTC voted to publish a proposed rule that, if finalized, would impose a near-complete ban on employers offering, entering, and maintaining non-compete agreements with their workers, by defining such arrangements as per se methods of unfair competition. The FTC’s proposed prohibition is no distinction and provides no exemption based on a worker’s earnings or job function, or on whether a worker acts in a competitively sensitive function for their employer. The proposed rule also reflects the policy position adopted by the Biden administration in an executive order in July 2021, which took the position that non-compete agreements are unlawful under the antitrust laws. Although the potential scope of the FTC’s proposed rule is uncertain, such rule, if adopted, could have a material adverse effect on our ability to retain key personnel and existing business, and on our ability to generate new business.
In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders, including our founders, executives and key personnel. We currently do not maintain key person insurance on these individuals. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel in any circumstance, including, any limitation on the performance of their duties or short- or long-term absence as a result of an acute illness, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, financial condition and results of operation.
Pandemics or other outbreaks of contagious diseases and efforts to mitigate their spread have had, and could in the future have, widespread impacts on the way we operate.
The spread of COVID-19 and mitigating measures caused unprecedented disruptions to the global economy and normal business operations across sectors and countries, including the sectors and countries in which we, our clients, Carriers, suppliers and other third parties operate. Future pandemics or other outbreaks of contagious diseases, including a resurgence of COVID-19, may result in similar or worse economic implications and disruptions.
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
As of December 31, 2023, we had total consolidated debt outstanding of approximately $77.5 million, collateralized by substantially all of the Company’s assets, including rights to future commissions. In the year ended December 31, 2023, we had debt servicing costs of $23.4 million, $6.9 million of which was attributable to scheduled principal payments, $10.0 million of which was an additional voluntary principal payment (see "Note 9. Debt" in the consolidated financial statements included herein), and $6.6 million of which was attributable to interest. In the year ended December 31, 2022, we had debt servicing costs of $34.4 million, $4.4 million of which was attributable to scheduled principal payments, $25.0 million, net, was attributable to principal payments related to the revolving credit facility (see "Note 9. Debt" in the consolidated financial statements included herein) and $5.0 million of which was attributable to interest. The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising or continuously high interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.
The Second Amended and Restated Credit Agreement dated July 21, 2021 ("the Credit Agreement") governing our debt contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments and require us to comply with certain financial covenants. The restrictions in the Credit Agreement governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. In addition, our variable rate debt, including our Credit Agreement (which bears interest on a floating basis tied to the Secured Overnight Finance Rate ("SOFR") and therefore is subject to changes in the associated interest expense), exposes us to interest rate risk including variable rate exposure resulting from changes to the SOFR. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even if the amount borrowed remained the same. To the extent that interest rate risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations. A failure to comply with the restrictions under the Credit Agreement could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition and results of operations.

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
Our homeowner and dwelling property lines of business comprised 58% of our premiums in 2023 and a majority of our new accounts are sourced by referral sources tied to home closing transactions. As we expand our franchise pipeline into new geographies that are located in high tax jurisdictions, we cannot guarantee our ability to grow our client base at the same pace as our existing geographies and generate new business if there is lower demand in the housing market as a consequence of the Tax Reform Act or future changes in tax rules.
We derive a significant portion of our commission revenues from a limited number of Carriers, the loss of which would result in additional expense and loss of market share.
In 2023, two Carriers represented more than 10% of total revenue at 16% and 12%. In 2022, two Carriers represented more than 10% of total revenue at 14% and 12%. In 2021, two Carriers represented more than 10% of total revenue at 17% and 11%. Should any of these Carriers seek to terminate its arrangements with us, we could be forced to move our business to another Carrier and some additional expense and loss of market share could possibly result.
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
We may need to raise additional funds through debt financings or access funds through existing or new credit facilities. Any debt financing or refinancing, if available at all, may be on terms that are not favorable to us. Our access to funds under our Revolving Credit Facility is dependent on the ability of the banks that are parties to the Revolving Credit Facility to meet their funding commitments. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, results of operations, and financial condition could be adversely affected.
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
We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “Goosehead Insurance” brand is critical to growing our business, particularly in new markets where we have limited brand recognition. If we do not successfully build and maintain a strong brand, our business could be materially harmed or result in an inability to grow or maintain our brand.
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
Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state and state-sponsored actors. Moreover, cybersecurity threats are constantly evolving, which makes it more difficult to detect cybersecurity incidents, assess their severity or impact in a timely manner, and successfully defend against them. The Cybersecurity threats also may see their frequency increased, and effectiveness enhanced, by the use of AI. The ongoing COVID-19 pandemic has increased the attack surface available to criminals, with more companies and individuals working remotely and otherwise working online. Consequently, the risk of a cybersecurity incident has increased, and as cybersecurity threats evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities, security breaches, cyberattacks or other similar incidents. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful, and we may not be able to anticipate all security breaches, cyberattacks or other similar incidents, detect or react to such incidents in a timely manner, implement guaranteed preventive measures against such incidents, or adequately remediate any such incident.
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
Data privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, the California Consumer Protection Act as amended by the California Privacy Rights Act (collectively, the "CCPA"), applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of personal information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. Numerous other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents also have enacted or are considering enacting comprehensive data privacy and cybersecurity laws that share similarities with the CCPA. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA, and other federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
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
Risks relating to our organizational structure
We are a holding company and our principal asset is our 65.8% ownership interest in Goosehead Financial, LLC, and we are accordingly dependent upon distributions from Goosehead Financial, LLC to pay dividends, if any, taxes, make payments under the tax receivable agreement and pay other expenses.
We are a holding company and our principal asset is our direct or indirect ownership of 65.8% of the outstanding LLC Units. We have no independent means of generating revenue. As the sole managing member of Goosehead Financial, LLC, we intend to cause Goosehead Financial, LLC to make distributions to the Pre-IPO LLC Members and us, in amounts sufficient to cover all applicable taxes payable by us and the Pre-IPO LLC members and any payments we are obligated to make under the tax receivable agreement we intend to enter into as part of the reorganization transactions and to fund dividends to our stockholders in accordance with our dividend policy, to the extent our board of directors declares such dividends.

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
The Pre-IPO LLC Members control approximately 34.2% of the combined voting power of our common stock. Further, pursuant to a stockholders agreement (the Stockholders Agreement") we and the Pre-IPO LLC Members entered into, the Pre-IPO LLC Members may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests in an amount exceeding $50 million, any change in the size of the board of directors and amendments to our certificate of incorporation or bylaws. In addition, the Stockholders Agreement provides that approval by the Pre-IPO LLC Members is required for any changes to the strategic direction or scope of Goosehead Insurance, Inc. and Goosehead Financial, LLC’s business, any acquisition or disposition of any asset or business having consideration in excess of 15% of our total assets and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel or Controller (including terms of compensation). Furthermore, the Stockholders Agreement provides that, until the Substantial Ownership Requirement is no longer met, the Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors.
This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of our company which could deprive you of an opportunity to receive a premium for your shares of Class A common stock and may make some transactions more difficult or impossible without the support of the Pre-IPO LLC Members, even if such events are in the best interests of minority stockholders. Furthermore, this concentration of voting power with the Pre-IPO LLC Members may have a negative impact on the price of our Class A common stock. In addition, because the Pre-IPO LLC Members will have the ability to designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors until the Substantial Ownership Requirement is no longer met, the Pre-IPO LLC Members will be able to control us as long as they hold at least 10% of the aggregate number of outstanding shares of our common stock. The Pre-IPO LLC Members may not be inclined to permit us to issue additional shares of

Class A common stock, including for the facilitation of acquisitions, if it would dilute their holdings below the 10% threshold.
We cannot predict whether our dual class structure, combined with the concentrated control of the Pre-IPO LLC Members, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. FTSE Russell requires new constituents of its indexes to have greater than 5% of the company’s voting rights in the hands of public stockholders. Because of our dual class structure, we will likely be excluded from these indexes and, in the event we are included in one of such indexes, we may be subsequently removed. In addition, we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion or removal from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
Our certificate of incorporation and Stockholders Agreement provide that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” under Delaware law will only apply against our directors and officers and their respective affiliates for competing activities related to insurance brokerage activities. This doctrine will not apply to any business activity other than insurance brokerage activities. See "Item 13. Certain relationships and related transactions, and director independence". Furthermore, the Pre-IPO LLC Members have business relationships outside of our business.
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
Future sales of a substantial number of our shares of Class A common stock, or the perception that such sales will occur, could cause a decline in the market price of our shares of Class A common stock. Approximately 14.5 million shares of our Class A common stock and LLC Units (which may be redeemed or exchanged for a corresponding number of shares of Class A common stock) are held by the Pre-IPO LLC Members, the Goosehead Management Holders and Texas Wasatch Holders. If these stockholders sell substantial amounts of shares of Class A common stock in the public market (including any shares of Class A common stock issued upon redemption or exchange of LLC Units), or the market perceives that such sales may occur, the market price of our shares of Class A common stock could be adversely affected. We have also entered into the Registration Rights Agreement (as defined below) pursuant to which we have agreed under certain circumstances to file a registration statement to register the resale of shares of our Class A commons stock held by the Pre-IPO LLC Members, the Goosehead Management Holders and Texas Wasatch Holders, as well as to cooperate in certain public offerings of such shares. We have also filed registration statements to register all shares of Class A common stock and other equity securities that we have issued, or may issue under the Omnibus Incentive Plan and Employee Stock Purchase Plan. These shares of Class A common stock may be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates. If a large number of our shares of Class A common stock are sold in the public market, the sales could reduce the trading price of shares of Class A common stock.
We may not be able to successfully maintain effective internal controls over financial reporting.
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2023, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We have previously identified material weaknesses that have been remediated, and we may suffer from other material weaknesses in the future. If we fail to maintain effective internal control over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to maintain effective internal control over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the Securities and Exchange Commission (the “SEC”), subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

We expect that our stock price will be volatile, which could cause the value of your investment to decline, and you may not be able to resell your shares at or above your investment price.
Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock regardless of our results of operations. The trading price of our Class A common stock is likely to be volatile and subject to wide price fluctuations in response to various factors and risks, including those outlined in "Item 1A. Risk Factors".
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

Item 1B. Unresolved staff comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management
At Goosehead, cybersecurity risk management is an integral part of our overall enterprise risk management system. Our cybersecurity risk management program is modeled after recognized data protection principles, such as the National Institute of Standards and Technology’s Cybersecurity Framework (NIST CSF) and the National Association of Insurance Commissioners (NAIC) Data Security Model Law. These and other industry best practices provide the framework for identifying, monitoring, assessing and managing cybersecurity threats and incidents, including threats and incidents associated with the use of applications developed, and services provided, by third-party vendors and service providers, and facilitating coordination across different departments of the Company.
Our cybersecurity team, led by our Managing Director, IT Security & Compliance, is responsible for assessing and maintaining our cybersecurity risk management program. We also have two cybersecurity committees, which consist of cross-functional teams comprised of key business leaders and key technical leaders in the Company as well as the heads of our legal, governance, risk and compliance functions. The cybersecurity team identifies and assesses material cybersecurity risk by performing internal audits against cybersecurity controls and through regular consultations with, deliberation by, and recommendations from, our cybersecurity committees. Our cybersecurity team and cybersecurity committees utilize various tools and services to identify, monitor, assess and manage actual cybersecurity risk, including risks from cybersecurity threats associated with the use of third-party vendors and service providers. The cybersecurity team manages and maintains a risk register, incorporates risk mitigation items within our cybersecurity plans, conducts periodic reviews (primarily through our cybersecurity committees) of our mitigation and progress, and utilizes a third-party security risk management program both to screen third-party vendors and service providers prior to onboarding and to periodically re-evaluate existing third-party vendors and service providers based on risk classification.
Our cybersecurity program includes steps for assessing the severity of a cybersecurity threat or incident, identifying the source of a cybersecurity threat or incident (including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider), implementing cybersecurity countermeasures and mitigation strategies, and informing management and our board of directors of material cybersecurity threats and incidents. The cybersecurity team also conducts regular vulnerability assessments, and our cybersecurity and risk management teams perform annual risk assessments. We utilize a third party to conduct regular risk assessments of our new and existing third-party services and providers and a separate vendor performs penetration testing annually. All users of our information systems receive regular cybersecurity awareness training, and our cybersecurity team provides annual training to all employees.
Cybersecurity Governance
Management is responsible for identifying, monitoring, assessing and managing material cybersecurity risks on an ongoing basis by establishing processes designed to ensure that potential cybersecurity risks are monitored, putting in place appropriate mitigation and remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Managing Director, IT Security & Compliance, who directs our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Managing Director, IT Security & Compliance, is a Certified Information Systems Security Professional (CISSP) with a Master's in Cybersecurity and Information Assurance (MS-CIA) from WGU, and additional certifications are in cybersecurity, networking, and other IT-related topics, and over 16 years of experience in cybersecurity. As discussed above, we also have two cybersecurity committees which consist of cross-functional teams comprised of key business leaders and key technical leaders in the Company as well as the heads of our governance, risk and compliance functions. Each of our cybersecurity committees meets monthly to address cybersecurity risks.
Management, including our Managing Director, IT Security & Compliance and our cybersecurity committees, updates our General Counsel on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies on a monthly basis. Our General Counsel provides quarterly cybersecurity reports to the board of directors that cover, among other topics, third-party assessments of the Company’s cybersecurity programs and any updates to the Company’s cybersecurity programs and mitigation strategies, and other cybersecurity developments. Our General Counsel will also provide updates on cybersecurity threats and incidents to the board of directors as part of our incident response processes, based on management’s assessment of risk.
Our board of directors has ultimate oversight responsibility for our overall enterprise risk management and is responsible for ensuring that management has processes in place designed to identify, monitor and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Our General Counsel meets with the board of directors on at least a quarterly basis to review and discuss our cybersecurity and other information technology strategies and policies.
In 2023, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks relating to intellectual property, data privacy and cybersecurity” in this annual report on Form 10-K.

Item 2. Properties
Our headquarters is located in leased offices in Westlake, Texas. The lease consists of approximately 230,000 square feet and expires in June 2031. As of December 31, 2023, our company-owned insurance brokerage business leases approximately 502,000 square feet of office space in Texas, Nevada, Colorado, Illinois, North Carolina, Florida, and Ohio under 14 leases. These offices are typically located in small office parks, generally with lease terms of five to ten years. We believe that all of our properties and facilities are well maintained.

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
Holders of Record
As of January 31, 2024, there were 11 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of January 31, 2024, there were 45 shareholders of record of our Class B common stock.
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
The following graph and table illustrate the total return from May 1, 2018 through December 31, 2023 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Russell 2000 Index, assuming an investment of $100 on May 1, 2018 including the reinvestment of dividends.

Comparison of Cumulative Total Return
$1000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/1/2018
12/1/2019
12/1/2020
12/1/2021
12/1/2022
12/1/2023
GSHD
S&P 500
Russell 2000

	5/1/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
GSHD	$100	$178	$291	$865	$914	$241	$533
S&P 500	100	96	126	149	192	157	199
Russell 2000	100	88	111	133	153	121	142

Securities Authorized for Issuance Under Equity Incentive Plans
The following table provides information about our compensation plans under which our Class A Common Stock is authorized for issuance, as of December 31, 2023:

Number of securities to be issued upon exercise of outstanding options (in thousands)	2,946
Weighted-average exercise price of outstanding options	61.87
Number of securities remaining available for future issuances under equity compensation plans (in thousands)	3,462
Number of securities issued in connection with the Employee Stock Purchase Plan	53
Number of securities remaining available for future issuance in connection with the Employee Stock Purchase Plan	17
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
This discussion includes references to non-GAAP financial measures as defined in the rules of the Securities and Exchange Commission ("the SEC"). We present such non-GAAP financial measures, specifically, Core Revenue, Adjusted EBITDA and Adjusted EPS non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under U.S. GAAP, and these provide a measure against which our businesses may be assessed in the future.
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2023. See "Non-GAAP Financial Measures" below for further discussion of our Core Revenue, Adjusted EBITDA and Adjusted EPS non-GAAP financial measures
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver a superior insurance experience to our clients.
The following discussion contains references to the years ended December 31, 2023, December 31, 2022, and December 31, 2021. See Goosehead’s Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the changes from year ended December 31, 2021 to the year ended December 31, 2022.
Financial Highlights for 2023:
•Total revenue increased 25% from 2022 to $261.3 million; Core Revenues*, a non-GAAP measure, of $233.0 million increased 24% over 2022
•Total Written Premiums Placed increased 34% from 2022 to $3.0 billion
•Net income increased by $21.1 million from 2022 to $23.7 million, or 9% of total revenues
•Adjusted EBITDA*, a non-GAAP measure, increased by 90% from 2022 to $69.8 million, or 27% of total revenues
•Basic earnings per share was $0.59 and Adjusted EPS*, a non-GAAP measure, was $1.33 for the year ended December 31, 2023.
•Policies in Force increased 16% from December 31, 2022 to 1,486,000 at December 31, 2023.
•Corporate sales headcount decreased 6% from December 31, 2022 to 300 at December 31, 2023.
◦As of December 31, 2023, 135 of these corporate sales agents had less than one year of tenure and 165 had greater than one year of tenure.
•Operating franchises decreased 13% from December 31, 2022 to 1,226 at December 31, 2023.
◦As of December 31, 2023, 183 operating franchises had less than one year of tenure and 1,043 operating franchisees had greater than one year of tenure.

*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Total Core Revenue to Total Revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth in "Key performance indicators" below.
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
•Continued penetration of Franchisees into existing markets. We will continue to market actively for new franchises in our established markets, which represent over 99% of the U.S. population. We are now licensed with the necessary state departments of commerce and insurance and registered as a franchisor in all 50 states in the U.S.
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
•Increases in interest rates. Our variable rate debt, including our Credit Agreement, exposes us to interest rate risk. If interest rates were to increase, as they have increased recently, our debt service obligations on our variable rate indebtedness would increase even if the amount borrowed remained the same. To the extent that interest rate risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations.
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
In 2023, revenue increased by 25% to $261.3 million from $209.4 million in 2022. Total Written Premium growth, which is the best indicator of future revenue growth, increased 34% to $3.0 billion in 2023 from $2.2 billion in 2022. Total Written Premiums Placed drive our current and future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions. Our various revenue streams do not equally contribute to the long-term value of Goosehead. For instance, Renewal Revenue and Renewal Royalty Fees are more predictable and have higher margin profiles, thus are higher quality revenue streams for the Company. Alternatively, Contingent Commissions, while high margin, are unpredictable and dependent on insurance company underwriting and forces of nature and thus are lower quality revenue for the Company. Our revenue streams can be viewed in three distinct categories: Core Revenue, Cost Recovery Revenue, and Ancillary Revenue, which are non-GAAP measures. A reconciliation of Core Revenue, Cost Recovery Revenue, and Ancillary Revenue to total revenue, the most directly comparable financial measures presented in accordance with GAAP, are set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-K.
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
Cost Recovery Revenue:
•Initial Franchise Fees - Cost Recovery Revenue stream charged one time per franchise unit that covers the Company's costs to recruit, train, onboard, and support the franchise for the first year. These fees are fully earned and non-refundable when a franchise attends our initial training and are recognized in revenue over the life of the franchise agreement.
•Interest Income - like Initial Franchise Fees, interest income is a Cost Recovery Revenue stream that reimburses the Company for those franchises on a payment plan. Interest income is recognized over the term of the franchise fee payment plan.
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
We discuss below the breakdown of our revenue by stream:

	Years ended December 31,						2023
(in thousands)	2023		2022		2021		% Growth
Core Revenue:
Renewal Commissions(1)	$70,730	27%	$57,543	27%	$39,111	26%	23%
Renewal Royalty Fees(2)	107,524	41%	77,346	37%	46,079	30%	39%
New Business Commissions(1)	23,411	9%	24,126	12%	22,108	15%	(3)%
New Business Royalty Fees(2)	23,168	9%	18,244	9%	14,616	10%	27%
Agency Fees(1)	8,174	3%	10,912	4%	11,506	7%	(25)%
Total Core Revenue	233,007	89%	188,171	89%	133,420	88%	24%
Cost Recovery Revenue:
Initial Franchise Fees(2)	11,238	4%	10,853	5%	6,516	4%	4%
Interest Income	1,443	1%	1,403	1%	1,153	1%	3%
Total Cost Recovery Revenue	12,681	5%	12,256	6%	7,669	6%	3%
Ancillary Revenue:
Contingent Commissions(1)	13,746	5%	7,684	4%	9,926	7%	79%
Other Income(2)	1,843	1%	1,279	1%	297	—%	44%
Total Ancillary Revenue	15,588	6%	8,963	5%	10,223	7%	74%
Total Revenues	$261,276	100%	$209,390	100%	$151,312	100%	25%
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.
Core Revenue:
The Company's primary source of revenue is through the placement of insurance policies. We are paid a percentage of the premium from the Carriers in the form of New Business Commissions and, in states which allow it, we charge Agency Fees for the placement of the policy. For policies placed through franchise sales, we receive 20% of the commissions and fees received as New Business Royalties during the first term of the policy. All clients are serviced by our world-class service centers, allowing for predictable retention of our Book of Business, which has historically been 86%. All commissions received in corporate sales after the first term of the policy are recognized as Renewal Commissions, which are higher margin due to lower commissions and servicing costs. For all policies that renew related to franchise sales, we receive as Renewal Royalty Fees 50% of the commissions received from the Carrier, creating a mechanical increase in revenue of 129% if we renew at historical rates. Renewal Royalty Fees are higher margin compared to New Business Royalty Fees due to lower servicing costs on higher revenue. Because of the lower royalty fees on New Business Commissions as compared to Renewal Commissions, and because we are placing an increasing percentage of Total Written Premium in franchise sales, Core Revenue growth will lag that of Total Written Premium.

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
Ancillary Revenue:
With certain Carriers, the Company has the opportunity to earn additional revenue in the form of Contingent Commissions, typically based on the volume, growth, and loss ratio of the business placed with the select Carriers. The Contingent Commissions are extremely difficult to predict in any given period and can vary greatly from year to year. Although the Company can control the amount of business placed with the Carriers, loss ratios depend on many factors that are outside of our control, such as weather events and Carrier underwriting accuracy. The Company estimates the amount to be received during the period over which the Contingent Commissions are earned.
Below is a summary showing the historical Contingent Commissions as a percentage of Total Written Premiums Placed for the period in which the Contingent Commissions were earned (in thousands).

	Total Written Premium	Contingent Commission Revenue	% of Premium
2021	$1,559,858	$9,926	0.64%
2022	2,217,023	7,684	0.35%
2023	2,963,984	13,746	0.46%
	3-year average		0.48%
Contingent Commissions can vary significantly from year-to-year and should be viewed over several years. Since 2021, revenue from Contingent Commissions have historically represented approximately 0.48% of Total Written Premium at year-end. Most of our Contingent Commissions are earned in the year prior to when they are received. For the year ended December 31, 2021, $9.9 million of Contingent Commissions were earned (above our historical average as a percentage of premium), of which $7.4 million was still receivable at December 31, 2021. For the year ended December 31, 2022, $7.7 million of Contingent Commissions were earned (below our historical average as a percentage of premium), of which $7.4 million was still receivable at December 31, 2022. For the year ended December 31, 2023, $13.7 million of Contingent Commissions were earned (below our historical average as a percentage of premium), of which $6.9 million was still receivable at December 31, 2023.
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

	Year Ended December 31,
	2023		2022		2021
Line of business
Homeowner	$1,729,138	58%	$1,268,217	57%	$885,130	56%
Automotive	1,149,737	39%	874,505	40%	618,483	40%
Commercial	57,207	2%	49,582	2%	39,254	3%
Other	27,903	1%	24,719	1%	16,991	1%
Total Written Premium	$2,963,985	100%	$2,217,023	100%	$1,559,858	100%

Expenses
Due to our organic-focused growth strategy, virtually all of our investments in future growth are in people and certain technologies. Therefore, the majority of our investments are not capitalizable and are recognized immediately on our statement of operations.
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
Key performance indicators
Our key operating metrics are discussed below:
Total Written Premium
Total Written Premium represents the total amount of current (non-cancelled) gross premium that is placed with Goosehead’s portfolio of Carriers for a reporting period. We believe that Total Written Premium is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
For the year ended December 31, 2023, we had $3.0 billion in Total Written Premium, representing a 34% increase, compared to $2.2 billion for the year ended December 31, 2022. The following table shows Total Written Premium by channel for the years ended 2023 and 2022 (in thousands).

	Year Ended December 31		% Change
	2023	2022
Corporate Sales Total Written Premium	$681,025	$554,764	23%
Franchise Sales Total Written Premium	2,282,959	1,662,260	37%
Total Written Premium	$2,963,984	$2,217,024	34%
Policies in Force
Policies in Force means the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers as of a reported date. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of December 31, 2023, we had 1,486,000 Policies in Force compared to 1,284,000 as of December 31, 2022, representing a 16% increase.
NPS
Net Promoter Score (NPS) is calculated based on a single question: “How likely are you to refer Goosehead Insurance to a friend, family member or colleague?” Clients that respond with a 6 or below are Detractors, with a 7 or 8 are Passives, and with a 9 or 10 are Promoters. NPS is calculated by subtracting the percentage of Detractors from the percentage of Promoters. For example, if 50% of respondents were Promoters and 10% were Detractors, NPS is a 40. NPS is a useful gauge of the loyalty of client relationships and can be compared across companies and industries.
NPS has increased modestly to 92 as of December 31, 2023 from 90 at December 31, 2022, primarily driven by the service team’s continued focus on delivering highly differentiated service levels.

Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention decreased modestly to 86% at December 31, 2023 when compared to 88% at December 31, 2022, again driven by the service team’s continued focus on delivering highly differentiated service levels. Our retention rate is even stronger on a premium basis. In 2023, we retained 101% of the premiums we distributed in 2022, an increase from premium retention in 2022 of 100% primarily due to premium increases from our Carriers during the year. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and Royalty Fees relating to policies in their first term.
For the year ended December 31, 2023, New Business Revenue grew 3% to $54.8 million, from $53.3 million for the year ended December 31, 2022. Growth in New Business Revenue is primarily attributable to an increase in agent productivity and rising premium rates.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Royalty Fees after the first term of a policy.
For the year ended December 31, 2023, Renewal Revenue grew 32% to $178.3 million, from $134.9 million for the year ended December 31, 2022. Growth in Renewal Revenue was driven primarily by Client Retention of 86% at December 31, 2023, and premium rate increases over the prior year. As our agent force matures, the policies they wrote in prior years begin to convert from New Business Revenue to more profitable Renewal Revenue.
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
Core Revenue increased by $44.8 million, or 24%, to $233.0 million for the year ended December 31, 2023 from $188.2 million for the year ended December 31, 2022. The primary drivers of the increase are increased agent productivity, growth in premiums, high levels of client and premium retention, and the number of policies in the renewal term from December 31, 2022 to December 31, 2023.

Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $0.4 million, or 3%, to $12.7 million for the year ended December 31, 2023 from $12.3 million for the year ended December 31, 2022. The primary driver of the increase was an increase in terminations of franchises, which accelerates recognition of initial franchise fee revenue.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $6.6 million, or 74%, to $15.6 million for the year ended December 31, 2023 from $9.0 million for the year ended December 31, 2022. The primary drivers of the increase from December 31, 2022 to December 31, 2023 were improved loss ratios as well as growth in Total Written Premiums.
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
Adjusted EBITDA increased by $33.2 million, or 90%, to $69.8 million for the year ended December 31, 2023, from $36.7 million for the year ended December 31, 2022, driven by a significant increase in core revenue and slower growth in both employee compensation and benefits and general and administrative expenses.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the year ended December 31, 2023, Adjusted EBITDA Margin was 27% compared to 18% for the year ended December 31, 2022. The Adjusted EBITDA margin increase came from a significant increase in Core Revenue and slower growth in both employee compensation and benefits and general and administrative expenses.
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
Adjusted EPS increased by $0.78 to $1.33 for the year ended December 31, 2023, from $0.55 for the year ended December 31, 2022, driven by a significant increase in Core Revenue and slower growth in both employee compensation and benefits and general and administrative expenses.

GAAP to Non-GAAP Reconciliations
The following table shows a reconciliation of total revenues to other non-GAAP measures of revenue for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
Total Revenues	$261,276	$209,390	$151,312

Core Revenue:
Renewal Commissions(1)	$70,730	$57,543	$39,111
Renewal Royalty Fees(2)	107,524	77,346	46,079
New Business Commissions(1)	23,411	24,126	22,108
New Business Royalty Fees(2)	23,168	18,244	14,616
Agency Fees(1)	8,174	10,912	11,506
Total Core Revenue	233,007	188,171	133,420
Cost Recovery Revenue:
Initial Franchise Fees(2)	11,238	10,853	6,516
Interest Income	1,443	1,403	1,153
Total Cost Recovery Revenue	12,681	12,256	7,669
Ancillary Revenue:
Contingent Commissions(1)	13,746	7,684	9,926
Other Income(2)	1,843	1,279	297
Total Ancillary Revenue	15,588	8,963	10,223
Total Revenues	$261,276	$209,390	$151,312
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.
The following table shows a reconciliation from net income to Adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
Net income	$23,696	$2,630	$8,296
Interest expense	6,568	4,999	2,854
Depreciation and amortization	9,244	6,884	4,873
Tax expense (benefit)	2,692	2,499	(2,292)
Equity-based compensation	23,989	19,642	7,292
Impairment expense	3,628	—	—
Other (income) expense	—	—	(185)
Adjusted EBITDA	$69,817	$36,654	$20,838
Net Income Margin(1)	9%	1%	5%
Adjusted EBITDA Margin(2)	27%	18%	14%
(1) Net Income Margin is calculated as Net Income divided by Total Revenue ($23,696 / $261,276), ($2,630 / $209,390), and ($8,296 / $151,312) for the years ended December 31, 2023, 2022, and 2021.
(2) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue excluding other non-operating items ($69,818 / $261,276) for the year ended December 31, 2023, ($36,654 / $209,390) for the year ended December 31, 2022, and ($20,838 /$151,312) for the year ended December 31, 2021.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS for the years ended December 31, 2023, 2022, and 2021. Note that totals may not sum due to rounding:

	Year ended December 31,
	2023	2022	2021
Earnings per share - basic (GAAP)	$0.59	$0.03	$0.28
Add: equity-based compensation(1)	0.64	0.52	0.20
Add: impairment expense(2)	0.10	—	—
Adjusted EPS (non-GAAP)	$1.33	$0.55	$0.48
(1) Calculated as equity-based compensation divided by the sum of the weighted average number of shares of Class A common stock and Class B common stock outstanding during the period 2023 - [$24.0 million / ( 23.9 million + 13.8 million )] 2022 - [ $19.6 million / ( 21.0 million + 16.2 million )] 2021 - [ $7.3 million / ( 19.2 million + 17.7 million )]
(2) Calculated as impairment expense divided by the sum of the weighted average number of shares of Class A common stock and Class B common stock [ $3.6 million / (23.9 million + 13.8 million )] for the year ended December 31, 2023. No impairment was recorded for the years ended December 31, 2022 and December 31, 2021.
Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the years ended December 31, 2023, 2022, and 2021. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP. For further discussion regarding our consolidated results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, refer to "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The following table summarizes our results of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023		2022		2021
Revenues:
Commissions and agency fees	$116,061	44%	$100,265	48%	$82,651	54%
Franchise revenues	143,772	55%	107,722	51%	67,508	45%
Interest income	1,443	1%	1,403	1%	1,153	1%
Total revenues	261,276	100%	209,390	100%	151,312	100%
Operating Expenses:
Employee compensation and benefits	152,604	67%	133,293	67%	94,978	67%
General and administrative expenses	62,111	27%	52,887	27%	39,789	28%
Bad debts	4,361	2%	6,198	3%	2,999	2%
Depreciation and amortization	9,244	4%	6,884	3%	4,873	3%
Total operating expenses	228,320	100%	199,262	100%	142,639	100%
Income from operations	32,956		10,128		8,673
Other Income:
Other income	—		—		185
Interest expense	(6,568)		(4,999)		(2,854)
Income before taxes	26,388		5,129		6,004
Tax expense (benefit)	2,692		2,499		(2,292)
Net Income	23,696		2,630		8,296
Less: net income attributable to non-controlling interests	9,556		2,065		2,893
Net Income attributable to Goosehead Insurance Inc.	$14,140		$565		$5,403

Revenues
In 2023, revenue increased by 25% to $261.3 million from $209.4 million in 2022.
Commissions and agency fees
Commissions and agency fees consist of Core Revenue from New Business Commissions, Renewal Commissions, and Agency Fees, and Ancillary Revenue from Contingent Commissions generated from corporate sales and franchise sales and other income.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2023		2022		2021
Core Revenue:
Renewal Commissions	$70,730	61%	$57,543	57%	$39,111	47%
New Business Commissions	23,411	20%	24,126	24%	22,108	27%
Agency Fees	8,174	7%	10,912	11%	11,506	14%
Total	102,315	88%	92,581	92%	72,725	88%
Ancillary Revenue:
Contingent Commissions	13,746	12%	7,684	8%	9,926	12%
Commissions and agency fees	$116,061	100%	$100,265	100%	$82,651	100%
Renewal Commissions increased by $13.2 million, or 23%, to $70.7 million for the year ended December 31, 2023 from $57.5 million for the year ended December 31, 2022. This increase is primarily attributable to strong premium retention and more policies in the renewal term, offset by a slight decline in client retention to 86% at December 31, 2023 from 88% at December 31, 2022.
New Business Commissions decreased by $0.7 million, or 3%, to $23.4 million for the year ended December 31, 2023 from $24.1 million for the year ended December 31, 2022. Revenue from Agency Fees decreased by $2.7 million, or 25%, to $8.2 million for the year ended December 31, 2023 from $10.9 million for the year ended December 31, 2022. This decrease in New Business Commissions and Agency Fees was primarily attributable to a decrease in total sales agent head count to 300 at December 31, 2023, from 320 at December 31, 2022, a 6% decrease.
Revenue from Contingent Commissions increased by $6.1 million, or 79%, to $13.7 million for the year ended December 31, 2023, from $7.7 million for the year ended December 31, 2022. The increase is primarily attributable to growth in total written premiums as well as receiving and qualifying for additional contingent commissions.
Franchise Revenues
Franchise Revenues consist of Core Revenues from Royalty Fees, Cost Recovery Revenues from Initial Franchise Fees, and Ancillary Revenues from Interest Income.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2023		2022		2021
Core Revenues:
Renewal Royalty Fees	$107,524	75%	$77,346	72%	$46,079	68%
New Business Royalty Fees	23,168	16%	18,244	17%	14,616	22%
Total	130,692	91%	95,590	89%	60,695	90%
Cost Recovery Revenues:
Initial Franchise Fees	11,238	8%	10,853	10%	6,516	10%
Ancillary Revenues:
Other Franchise Revenues	1,843	1%	1,279	1%	297	—%
Franchise revenues	$143,772	100%	$107,722	100%	$67,508	100%

Revenue from Renewal Royalty Fees increased by $30.2 million, or 39%, to $107.5 million, for the year ended December 31, 2023 from $77.3 million for the year ended December 31, 2022. The increase in revenue from Renewal Royalty Fees was primarily attributable to strong premium retention rate and more policies in the renewal term, offset by a slight decline in client retention to 86% at December 31, 2023 from 88% at December 31, 2022.
Revenue from New Business Royalty Fees increased by $4.9 million, or 27%, to $23.2 million for the year ended December 31, 2023 from $18.2 million for the year ended December 31, 2022. The increase in revenue from New Business Royalty Fees was driven primarily by an increase in agency productivity and rising premium rates.
Initial Franchise Fee revenue increased approximately $0.4 million, or 4%, to $11.2 million for the year ended December 31, 2023 from $10.9 million for the year ended December 31, 2022. The primary driver of the increase in Initial Franchise Fees was the acceleration of Initial Franchise Fee revenue from terminations of existing agencies.
Interest Income
Interest Income remained stable at $1.4 million for 2023 compared to $1.4 million for 2022, driven by a similar number of franchises on a payment plan in both periods.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $19.3 million, or 14%, to $152.6 million for 2023 from $133.3 million for 2022. This was primarily attributable to the hiring of more experienced team members, particularly at the leadership level, and an increase in equity-based compensation of 22% related to additional stock options granted during 2023.
General and administrative expenses
General and administrative expenses increased by $9.2 million, or 17%, to $62.1 million for 2023 from $52.9 million for 2022. This increase was primarily attributable to $3.6 million asset impairment charges related to internally developed software and impairment of two office locations the Company determined to sublease, increased spend on rent-related costs due to expansion of our corporate office space, and increased spending on software and professional services
Bad debts
Bad debts decreased by $1.8 million, or 30%, to $4.4 million for 2023 from $6.2 million for 2022. This decrease was primarily attributable to an increase in average cash collections relative to revenue recognized for terminated franchises on the payment plan.
Depreciation and amortization
Depreciation and amortization increased by $2.4 million, or 34%, to $9.2 million for 2023 from $6.9 million for 2022. This increase was primarily attributable to the increase in fixed assets due to the expansion of office space, additional investments in software development, and purchases of books of business.
Interest expense
Interest expenses increased by $1.6 million, or 31%, to $6.6 million for 2023 from $5.0 million for 2022. This increase is attributable to a rising interest rate environment during the year, partially offset by a decrease in total borrowings outstanding.
Tax expense
Tax expenses increased by $0.2 million, or 8%, to $2.7 million for 2023 from $2.5 million for 2022. This increase is attributable to an increase in income before taxes offset by a decrease in state and local deferred taxes.

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

(3) making distributions to the Goosehead Management Holders and Texas Wasatch Holders; and (4) borrowings, interest payments and repayments under our Credit Agreement. As of December 31, 2023, our unrestricted cash and cash equivalents, and restricted cash was $44.0 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, and debt service.
Credit agreement
See "Note 9. Debt" in the consolidated financial statements included herein for a discussion of the Company's credit facilities.
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31
	2023	2022	2021
Net cash provided by operating activities	$50,758	$35,724	$35,444
Net cash used for investing activities	(19,182)	(12,571)	(15,375)
Net cash used for financing activities	(17,916)	(23,245)	(15,826)
Net increase (decrease) in cash and cash equivalents	13,660	(92)	4,243
Cash and cash equivalents, and restricted cash, beginning of period	30,387	30,479	26,236
Cash and cash equivalents, and restricted cash, end of period	$44,047	$30,387	$30,479

Operating activities
Net cash provided by operating activities was $50.8 million for 2023 as compared to net cash provided by operating activities of $35.7 million for 2022. This increase in net cash provided by operating activities was primarily attributable to a $21.1 million increase in net income, an $8.4 million increase in cash provided by receivables from franchisees, a $4.5 million increase in cash provided by commissions and agency fees, and a $4.3 million increase in stock compensation expense offset by a $17.4 million decrease in cash provided by contract liabilities and a $4.0 million increase in prepaid expenses.
Investing activities
Net cash used for business investment activities was $19.2 million for 2023 as compared to net cash used for business investment activities of $12.6 million for 2022. This increase in net cash used in business investment activities was primarily attributable to $6.9 million for purchases of books of business in 2023 and a $5.2 million increase in cash paid for software development offset by $5.7 million decrease in the purchase of property and equipment.
Financing activities
Net cash used for financing activities was $17.9 million for 2023 as compared to net cash used for financing activities of $23.2 million for 2022. This decrease in net cash used for financing activities is due to the net repayment of $25.0 million of the revolving credit facility in 2022 and a $3.8 million increase in cash received from stock options exercises, offset by a $12.5 million increase in principal payments on notes payable, due primarily to an additional $10.0 million principal payment made in 2023, and a $10.9 million increase in member distributions paid during 2023.
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
Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of December 31, 2023, aggregated by type.

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$75,265	$11,292	$23,245	$22,152	$18,576
Debt obligations payable(2)	77,500	9,375	68,125	—	—
Interest expense(3)	12,060	5,359	6,701	—	—
Liabilities under tax receivable agreement(4)	149,302	—	34,912	17,828	96,562
Total	$314,127	$26,026	$132,983	$39,980	$115,138
(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $7.8 million, $7.0 million, and $4.8 million for year ending December 31, 2023, 2022, and 2021.
(2)The Company refinanced its credit facilities on July 21, 2021 in the form of a $100 million term loan and $50 million revolving credit facility, of which nothing was drawn on the revolving credit facility as of December 31, 2023.
(3)Interest payments on our outstanding debt obligations under our Credit Agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of December 31, 2023.
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
Revenue recognition
Goosehead provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned offices and franchise units. Goosehead is compensated for the insurance brokerage services that it provides for clients in the form of commission revenue, agency fees, royalty fees, and contingent commissions.
The transaction price for commissions revenue and royalty fees is set as an estimate of the variable consideration to be received for the current policy term. This estimate includes the fixed consideration due based on the contractual terms of the current policy and adjustments for estimates of modifications of the contractual terms of the current policy and/or termination of the policy before the end of the current term. This variable consideration is constrained to the extent that it is probable there will not be a significant reversal of revenue. The Company adjusts its estimate of revenue recognized for commissions and royalty fees based on cash collections during the term of the policy. Commissions revenue is earned at a point in time on the effective date of the policy. Royalty fees are earned over time as the underlying policies are placed.
The transaction price for contingent commissions is estimated based on all available information and constrained such that it is probable there will not be a significant reversal of revenue. Contingent commissions revenue is recognized over time as the Company completes its performance obligations as the underlying policies are placed and other contractual obligations are met.

Certain costs to obtain or fulfill a contract are capitalized. The Company capitalizes the incremental costs to obtain franchise contracts. These deferred costs are amortized over the expected life of the underlying franchise fee and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2023.
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
As of December 31, 2023, as a result of the prior redemptions of LLC Units, we recognized liabilities totaling $149.3 million relating to our obligations under the Tax Receivable Agreement.
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
The Company represents over 150 insurance carriers, of which 60 provide national coverage. During 2023, two carriers represented more than 10% of total revenue at 16% and 12%.
As of December 31, 2023, we had $77.5 million of borrowings outstanding under our Credit Agreement, which bears interest on a floating basis tied to SOFR and therefore is subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated financial statements.

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Goosehead Insurance, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Goosehead Insurance, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Commissions and Agency Fees and Franchise Revenues – Renewal and New Business Commissions and Renewal and New Business Royalty Fees — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
Goosehead is compensated for the insurance brokerage services that it provides for clients in the form of commission revenue, agency fees, royalty fees, and contingent commissions. The transaction price for commissions and royalty fees revenue is set as an estimate of the variable consideration to be received for the current policy term. This estimate includes fixed consideration due based on the contractual terms of the current policy, adjustments for estimates of modifications of the contractual terms of the current policy and/or termination of the policy before the end of the current term, and constraint of the variable consideration to the extent that it is probable there will not be a significant reversal of revenue. For the year ended December 31, 2023, commissions and agency fees was $116.1 million, of which $70.7 million relates to renewal commissions and $23.4 million relates to new business commissions. For the year ended December 31, 2023, franchise revenue was $143.8 million, of which $107.5 million relates to renewal royalty fees and $23.2 million relates to new business royalty fees.
We identified renewal and new business commissions and renewal and new business royalty fees revenue as a critical audit matter because of the judgments necessary for management to estimate the variable consideration to be received for the current policy term. This required extensive audit effort due to the volume of commissions contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of variable consideration and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of the variable consideration in recognizing revenue for renewal and new business commissions and renewal and new business royalty fees revenue included the following, among others:
•We tested the operating effectiveness of controls over commissions and royalty fees revenue, including management’s controls over its estimates of the variable consideration.
•For a sample of commissions and royalty fees revenue transactions, we tested the recording of cash receipts by agreeing the amounts recognized to source documents.
•We developed an independent expectation of the variable consideration estimates for commissions and royalty fees revenue based on historical policy and commissions data.
•We evaluated management's variable consideration estimates for commissions and royalty fees revenue made at year end by performing the following:
◦Tested the mathematical accuracy of management’s calculation of the variable consideration estimates.
◦Tested the accuracy and completeness of underlying data, including historical policy and commissions data, used in management’s calculation of the variable consideration estimates.
•We performed retrospective reviews of management’s variable consideration estimates to identify potential bias in the determination of commissions and royalty fees revenue.
•We evaluated whether publicly available information contradicted management’s assumptions.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 21, 2024
We have served as the Company's auditor since 2017.

Goosehead Insurance, Inc.
Consolidated statements of operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Commissions and agency fees	$116,061	$100,265	$82,651
Franchise revenues	143,772	107,722	67,508
Interest income	1,443	1,403	1,153
Total revenues	261,276	209,390	151,312
Operating Expenses:
Employee compensation and benefits	152,604	133,293	94,978
General and administrative expenses	62,111	52,887	39,789
Bad debts	4,361	6,198	2,999
Depreciation and amortization	9,244	6,884	4,873
Total operating expenses	228,320	199,262	142,639
Income from operations	32,956	10,128	8,673
Other Income:
Other income	—	—	185
Interest expense	(6,568)	(4,999)	(2,854)
Income before taxes	26,388	5,129	6,004
Tax expense (benefit)	2,692	2,499	(2,292)
Net Income	23,696	2,630	8,296
Less: net income attributable to non-controlling interests	9,556	2,065	2,893
Net Income attributable to Goosehead Insurance, Inc.	$14,140	$565	$5,403

Earnings per share:
Basic	$0.59	$0.03	$0.28
Diluted	$0.55	$0.03	$0.26
Weighted average shares of Class A common stock outstanding:
Basic	23,929	20,995	19,181
Diluted	38,356	21,773	20,813

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated balance sheets
(In thousands, except par value amounts)

	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$41,956	$28,743
Restricted cash	2,091	1,644
Commissions and agency fees receivable, net	12,903	14,440
Receivable from franchisees, net	9,720	4,932
Prepaid expenses	7,889	4,334
Total current assets	74,559	54,093
Receivable from franchisees, net of current portion	9,269	23,835
Property and equipment, net of accumulated depreciation	30,316	35,347
Right-of use asset	38,406	44,080
Intangible assets, net of accumulated amortization	17,266	4,487
Deferred income taxes, net	181,209	155,318
Other assets	3,867	4,193
Total assets	$354,892	$321,353
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$16,398	$15,958
Premiums payable	2,091	1,644
Lease liability	8,897	6,627
Contract liabilities	4,129	6,031
Note payable	9,375	6,875
Total current liabilities	40,890	37,135
Lease liability, net of current portion	57,382	64,947
Note payable, net of current portion	67,562	86,711
Contract liabilities, net of current portion	22,970	40,522
Liabilities under tax receivable agreement, net of current portion	149,302	125,662
Total liabilities	338,106	354,977
Commitments and contingencies (see notes 9, 15, and 17)
Class A common stock, $0.01 par value per share 300,000 shares authorized, 24,966 shares issued and outstanding as of December 31, 2023, 23,034 issued and outstanding as of December 31, 2022	250	228
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 12,954 issued and outstanding as of December 31, 2023, 14,471 issued and outstanding as of December 31, 2022	130	146
Additional paid in capital	103,228	70,866
Accumulated deficit	(47,056)	(60,570)
Total stockholders' equity and members' deficit	56,552	10,670
Non-controlling interests	(39,766)	(44,294)
Total equity	16,786	(33,624)
Total liabilities and equity	$354,892	$321,353
See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statements of stockholders’ equity
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2021	18,304	18,447	$183	$184	$29,371	$(34,614)	$(4,876)	$(33,528)	$(38,404)
Dividends declared	—	—	—	—	—	(31,657)	(31,657)	(28,343)	(60,000)
Net income	—	—	—	—	—	5,403	5,403	2,893	8,296
Exercise of stock options	349	—	3	—	3,792	—	3,795	—	3,795
Equity-based compensation	—	—	—	—	7,292	—	7,292	—	7,292
Activity under employee stock purchase plan	7	—	—	—	796	—	796	—	796
Redemption of LLC Units	1,538	(1,538)	14	(14)	(3,728)	—	(3,728)	3,728	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	8,758	—	8,758	279	9,037
Reallocation of Non-controlling interest	—	—	—	—	—	197	197	(197)	—
Balance December 31, 2021	20,198	16,909	$200	$170	$46,281	$(60,671)	$(14,020)	$(55,168)	$(69,188)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2022	20,198	16,909	$200	$170	$46,281	$(60,671)	$(14,020)	$(55,168)	$(69,188)
Net income	—	—	—	—	—	565	565	2,065	2,630
Exercise of stock options	381	—	4	—	5,427	—	5,431	—	5,431
Equity-based compensation	—	—	—	—	19,642	—	19,642	—	19,642
Activity under employee stock purchase plan	16	—	—	—	699	—	699	—	699
Redemption of LLC Units	2,439	(2,439)	24	(24)	(7,598)	—	(7,598)	7,598	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	6,415	—	6,415	747	7,162
Reallocation of Non-controlling interest	—	—	—	—	—	(464)	(464)	464	—
Balance December 31, 2022	23,034	14,470	$228	$146	$70,866	$(60,570)	$10,670	$(44,294)	$(33,624)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2023	23,034	14,470	$228	$146	$70,866	$(60,570)	$10,670	$(44,294)	$(33,624)
Distributions	—	—	—	—	—	—	—	(10,939)	(10,939)
Net income	—	—	—	—	—	14,140	14,140	9,556	23,696
Exercise of stock options	409	—	4	—	9,286	—	9,290	—	9,290
Equity-based compensation	—	—	—	—	23,989	—	23,989	—	23,989
Activity under employee stock purchase plan	6	—	1	—	605	—	607	—	607
Redemption of LLC Units	1,517	(1,517)	15	(15)	(4,677)	—	(4,677)	4,677	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	3,159	—	3,159	608	3,767
Reallocation of Non-controlling interest	—	—	—	—	—	(626)	(626)	626	—
Balance December 31, 2023	24,966	12,954	$250	$130	$103,228	$(47,056)	$56,552	$(39,766)	$16,786

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statements of cash flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$23,696	$2,630	$8,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,469	7,109	5,117
Impairment expense	3,628	—	—
Bad debt expense	4,361	6,198	2,999
Equity-based compensation	23,989	19,642	7,292
Impact of tax receivable agreement	23,640	24,703	38,838
Deferred income taxes	(22,123)	(22,478)	(43,277)
Noncash lease expense	(748)	1,998	5,949
Cloud computing arrangement implementation costs	(85)	—	—
Changes in operating assets and liabilities:
Receivable from franchisees	7,666	(722)	(11,647)
Commissions and agency fees receivable	(28)	(4,504)	4,722
Prepaid expenses	(3,555)	451	(1,080)
Other assets	486	548	(805)
Accounts payable and accrued expenses	(109)	2,513	4,004
Contract liabilities	(19,454)	(2,055)	14,407
Premiums payable	(75)	(309)	629
Net cash provided by operating activities	50,758	35,724	35,444
Cash flows from investing activities:
Proceeds from notes receivable	(130)	43	32
Purchase of software	(7,705)	(2,484)	(2,669)
Cash consideration paid for asset acquisitions	(6,895)	—	—
Purchase of property and equipment	(4,452)	(10,130)	(12,738)
Net cash used for investing activities	(19,182)	(12,571)	(15,375)
Cash flows from financing activities:
Debt issuance cost	—	—	(666)
Repayment of revolving credit facility	—	(50,000)	—
Repayment of term note payable	(16,875)	(4,375)	(4,369)
Proceeds from revolving credit facility	—	25,000	20,000
Proceeds from term note payable	—	—	24,619
Proceeds from the issuance of Class A common stock	9,898	6,130	4,590
Member distributions	(10,939)	—	—
Dividends to stockholders	—	—	(60,000)
Net cash used for financing activities	(17,916)	(23,245)	(15,826)
Net increase (decrease) in cash and cash equivalents, and restricted cash	13,660	(92)	4,243
Cash and cash equivalents, and restricted cash, beginning of period	30,387	30,479	26,236
Cash and cash equivalents, and restricted cash, end of period	$44,047	$30,387	$30,479
Supplemental disclosure of cash flow data:
Cash paid during the year for interest	$6,369	$4,774	$2,351
Cash paid for income taxes	701	484	272
Cash paid pursuant to TRA Agreement	421	—	1,921
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
GSHD (collectively with its consolidated subsidiaries, the “Company”) provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned offices and franchise units across the nation.
The operations of the corporate-owned offices are recorded in Texas Wasatch Insurance Services, L.P. (“TWIS”)—a Texas limited partnership headquartered in Westlake, TX and operating since 2003. TWIS is a wholly-owned Goosehead Insurance Holdings ("GIH"), which is a wholly-owned subsidiary of GF. The Company had 14 corporate-owned offices in operation at December 31, 2023, 12 at December 31, 2022, and 15 at December 31, 2021.
The operations of the franchise units are recorded in Goosehead Insurance Agency, LLC (“GIA”)—a Delaware limited liability company headquartered in Westlake, TX and operating since 2011. GIA is 100% owned by GIH, which is 100% owned by GF. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During years ended December 31, 2023, 2022, and 2021, the Company onboarded 209, 496, and 405 franchise locations, respectively and had 1,226, 1,413, and 1,198 operating franchise locations as of December 31, 2023, 2022 and 2021 respectively. No franchises were purchased by the Company during the years ended December 31, 2023, 2022, and 2021.
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
Restricted cash
The Company holds premiums received from the insured, but not yet remitted to the insurance carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $2.1 million and $1.6 million as of December 31, 2023 and 2022, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$41,956	$28,743	$28,526
Restricted cash	2,091	1,644	1,953
Cash and cash equivalents, and restricted cash	$44,047	$30,387	$30,479
Commissions and agency fees receivable
Upon issuance of a new policy, the Company typically collects the first premium payment from the insured and then remits the full premium amount to the insurance carriers. The insurance carriers collect the remaining premiums directly from the insureds and remit the applicable commissions to the Company. Accordingly, as reported in the accompanying consolidated balance sheets, commissions are receivables from the insurance carriers. These direct-bill arrangements consist of a high volume of transactions with small premium amounts, with the billing controlled by the insurance carriers. The income statement and balance sheet effects of the commissions are recorded at the contract effective date and generally are based on a percentage of premiums for insurance coverage. During 2023, the Company wrote with over 150 insurance carriers, of which 60 provided national coverage. In 2023, two carriers represented more than 10% of total revenue at 16% and 12%. In 2022, two carriers represented more than 10% of total revenue at 14% and 12%. In 2021, two carriers represented more than 10% of total revenue at 17% and 11%.
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
Franchise fees receivable
At the start date of the franchise agreement, an entry to franchise fees receivable is recorded along with an entry for a contract liability, to be amortized to franchise fees within Franchise revenues over the 10-year life of the franchise contract. Franchisees have the option to pay the full amount of franchise fees up front or to pay a deposit up front and the remaining balance by payment plan over time. The franchisees that elect to pay the initial franchise fee over a term extending greater than one year pay in total an amount that exceeds the amount due had they paid the full amount up front. As such, the payment plan option is treated as a zero-interest rate note, which creates an imputation of interest. The imputed interest is recorded as a discount on the franchise fee receivable and amortized using the effective interest rate method over the life of the payment plan. The amount of interest recorded in 2023, 2022, and 2021 related to franchise fees on a payment plan was $1.4 million, $1.4 million, and $1.1 million, respectively, and is included in Interest income.
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
Revenue recognition
Goosehead provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned locations and franchise units. Goosehead is compensated for the insurance brokerage services that it provides for clients in the form of commission revenue, agency fees, royalty fees, and contingent commissions. The Company estimates revenue and constrains the estimates such that it is probable there will not be a significant reversal of revenue. The Company adjusts its estimate of revenue recognized based on cash collections.
The Company also recognizes revenue for initial franchise fees generated from a contract between the Company and a franchisee. Initial franchise fees are recognized as revenue over the 10-year life of the franchise contract, beginning on the start date of the contract.
Certain costs to obtain or fulfill a contract are capitalized. The Company capitalizes the commission payments paid to obtain new franchise contracts. These deferred costs are amortized over the expected life of the underlying franchise fee, and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2023.
See Note 3 Revenues for further explanation of the Company's revenue recognition policy.

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
Intangible assets
Intangible assets are stated at cost less accumulated amortization and reflect amounts paid for the Company’s web domain, computer software costs, and books of business. The web domain is amortized over a useful life of fifteen years, software costs are amortized over a useful life of three to ten years, and books of business (customer accounts) are amortized over a useful life of eight years.
In May 2023, the Company entered into an agreement to purchase Vivint Smart Home's insurance book of business, for which the Company paid $5.8 million in cash consideration. Total purchases of books of business during the year ended December 31, 2023 was $6.9 million. No books of business were purchased during the year ended December 31, 2022.
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
Based on a review of intangible assets during the year ended December 31, 2023, the Company identified a group of internally-developed software assets that had not been placed into service and would not be completed. As a result, the Company determined the assets had no fair value and recorded an impairment expense of $1.1 million related to the asset group.
Based on a review of tangible assets during the year ended December 31, 2023, the Company identified two office leases that will be subleased and completed a recoverability assessment for assets at those locations. Based on the results of the recoverability assessment, the Company determined that the undiscounted cash flows of the assets were below their carrying values. As a result, the Company compared the fair values of the assets to their carrying values and recorded an impairment expense of $1.4 million of property and equipment and $1.1 million of right-of-use asset for the amount the carrying values exceeded the fair values. The Company determined the fair values by estimating sublease cash flows based on market rates for similar properties and discounted them using the Company's internal borrowing rate.
No additional impairment was identified during the year ended December 31, 2023, 2022, and 2021.
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
Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2023, 2022, and 2021 was $0.9 million, $1.0 million, and $1.3 million.
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
Reference Rate Reform (ASU 2020-04): In March 2020, the Financial Accounting Standards Board issued ASU 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 was initially effective as of March 12, 2020 through December 31, 2022. In December 2022, ASU 2022-06 extended the effective period through December 31, 2024. A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements. The standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. Our debt agreement contains a provision to move to the Secured Overnight Financing Rate ("SOFR") if or when LIBOR is phased out. On April 26, 2023, the Company entered into an Amendment No.1 to the Second Amended and Restated Credit Agreement executing the provision to move to SOFR from LIBOR. Under the allowable expedients, a modification of a debt contract that is only a replacement of the reference rate is accounted for as a non-substantial modification.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

3. Revenues
Commissions and agency fees

The Company earns commissions, which are paid as a percentage of the policy premiums placed by the Company, by performing its obligation to identify, place, and make effective insurance coverage on behalf of its customer, the insured. The Company defines the term of the policy as the contractual period the policy provides insurance coverage to the insured, which is typically 1 year or less. Commissions earned for the placement of the initial policy term for a given insurance product are recorded as New Business Commissions. New Business Commissions are earned at a point in time on the effective date of the policy, which is when the customer’s unilateral right to cancel the policy without consideration expires, as the Company has no further performance obligations for the initial term once the policy is placed and made effective.

After the initial policy term for a given insurance product, the Company earns Renewal Commissions by assisting the customer to make effective a renewal policy that satisfies the customer’s current insurance coverage needs. The Company performs this obligation by monitoring the customer’s policy to ensure a renewal is offered by the carrier and that the client promptly pays the premium. Alternatively, based on the needs of the customer, the Company may assist the customer to adjust coverage terms to satisfy its current insurance coverage needs or the Company may assist the customer to re-shop the insurance coverage to identify, place, and make effective a policy that better meets those needs. Renewal Commissions are earned at a point in time upon the effective date of the renewal policy term or upon the effective date of the replacement policy identified, placed, and made effective for the customer, which is when the customer’s unilateral right to non-renew the policy expires, as the Company has no further performance obligations for that renewal policy term.

The transaction price for commissions revenue is set as an estimate of the variable consideration to be received for the current policy term. This estimate includes the fixed consideration due based on the contractual terms of the current policy and adjustments for estimates of modifications of the contractual terms of the current policy and/or termination of the policy before the end of the current term. This variable consideration is constrained to the extent that it is probable there will not be a significant reversal of revenue.
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
The Company must estimate the amount of consideration that will be received such that a significant reversal of revenue is not probable. Contingent commissions represent a form of variable consideration associated with the placement and profitability of coverage, for which we earn commissions. In connection with Topic 606, contingent commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding commissions for the period over which the contract applies. The resulting effect on the timing of recognizing contingent commissions closely follows a similar pattern as our commissions and fees with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available.
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
Revenue from New and Renewal Royalty Fees is recorded by applying the sales- and usage-based royalties exception. Under the sales- and usage-based exception, the Company recognizes revenue over time as a franchise places and makes effective a policy for an insured. The transaction price for the royalty fee for each policy made effective is set as the contractual royalty rate multiplied by an estimate of the commissions to be received by the franchise for the current term of the policy. This estimate includes the fixed consideration due based on the contractual terms of the current policy and adjustments for estimates of modifications of the contractual terms of the current policy and/or termination of the policy before the end of the current term. This variable consideration is constrained to the extent that it is probable there will not be a significant reversal of revenue.
Contract Costs
Additionally, the Company has evaluated ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”) which requires companies to defer certain incremental cost to obtain customer contracts, and certain costs to fulfill customer contracts.
Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans for selling new franchise agreements. These incremental costs are deferred and amortized over a 10-year period, which is consistent with the term of the contract. The balance of cost to obtain is included with Other assets on the Consolidated balance sheets.
Costs to fulfill - The Company has evaluated the need to capitalize costs to fulfill customer contracts and has determined that there are no costs that meet the definition for capitalization under ASC 340.

Disaggregation of Revenue
The following tables disaggregates revenue by source (in thousands):

	Year Ended December 31,
	2023	2022	2021
Type of revenue stream:
Commissions and agency fees
Renewal commissions	$70,730	$57,543	$39,111
New business commissions	23,411	24,126	22,108
Agency fees	8,174	10,912	11,506
Contingent commissions	13,746	7,684	9,926
Franchise revenues
Renewal royalty fees	107,524	77,346	46,079
New business royalty fees	23,168	18,244	14,616
Initial franchise fees	11,238	10,853	6,516
Other franchise revenues	1,843	1,279	297
Interest income	1,443	1,403	1,153
Total revenues	$261,276	$209,390	$151,312

Timing of revenue recognition:
Transferred at a point in time	$102,315	$92,581	$72,725
Transferred over time	158,961	116,809	78,587
Total revenues	$261,276	$209,390	$151,312

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	December 31, 2023	December 31, 2022	Increase/(decrease)
Cost to obtain franchise contracts(1)	$2,309	$3,255	$(946)
Commissions and agency fees receivable, net(2)	12,903	14,440	(1,537)
Receivable from franchisees, net(2)	18,989	28,767	(9,778)
Contract liabilities(2)(3)	27,099	46,553	(19,454)
(1) Cost to obtain franchise contracts is included in Other assets on the consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract

Significant changes in contract liabilities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Contract liability at beginning of period	$46,553	$48,608
Revenue recognized during the period	(11,238)	(10,853)
New deferrals(1)	4,095	21,700
Write offs(2)	(12,311)	(12,902)
Contract liability at end of period	$27,099	$46,553
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
Anticipated Future Recognition of Deferred Initial Franchise Fees
The following table reflects the estimated initial franchise fees (contract liability) to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for the year ended December 31:
2024	$4,129
2025	3,896
2026	3,773
2027	3,584
2028	3,278
Thereafter	8,439
$27,099

4. Franchise fees receivable
The balance of Franchise fees receivable included in receivable from franchisees in the consolidated balance sheets consisted of the following (in thousands):

	December 31,
	2023	2022
Franchise fees receivable	$15,096	$35,606
Less: Unamortized discount	(4,388)	(9,896)
Less: Allowance for uncollectible franchise fees	(223)	(487)
Total franchise fees receivable	$10,485	$25,223

Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2021	$303
Charges to bad debts	4,078
Write offs	(3,894)
Balance at December 31, 2022	487
Charges to bad debts	1,319
Write offs	(1,583)
Balance at December 31, 2023	$223

5. Allowance for uncollectible agency fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2021	$489
Charges to bad debts	2,120
Write offs	(2,159)
Balance at December 31, 2022	$450
Charges to bad debts	1,480
Write offs	(1,421)
Balance at December 31, 2023	$508

6. Property and equipment
Property and equipment consisted of the following at (in thousands):

	December 31,
	2023	2022
Furniture & fixtures	$11,306	$9,772
Computer equipment	4,482	4,041
Network equipment	436	423
Phone system	326	326
Leasehold improvements	36,285	36,009
Total	52,834	50,571
Less accumulated depreciation	(22,518)	(15,224)
Property and equipment, net	$30,316	$35,347

Depreciation expense was $7.6 million, $6.1 million, and $4.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

7. Intangible assets
Intangible assets consisted of the following (in thousands):

	December 31,		Weighted average amortization period (years)
	2023	2022
Computer software & web domain	$13,509	$5,970	9.01
Books of business	6,895	—	7.36
Less accumulated amortization	(3,138)	(1,483)
Intangible assets, net	$17,266	$4,487
Amortization expense was $1.7 million, $0.8 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Expected amortization for the next five calendar years as of December 31, 2023 are as follows (in thousands):

2024	$2,645
2025	2,215
2026	1,858
2027	1,844
2028 and thereafter	8,704
Total	$17,266

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
Matching contributions may be changed at the discretion of the Company. Company contributions totaled $1.5 million, $1.0 million, and $1.0 million for the years ended December 31, 2023, 2022, and 2021.
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
The $50.0 million revolving credit facility accrues interest on amounts drawn at an initial interest rate of LIBOR plus 2.50%, then at an interest rate determined by the Company's leverage ratio for the preceding period. On April 26, 2023, the Company entered into Amendment No.1 of the Second Amended and Restated Credit Agreement, providing for the replacement of LIBOR with SOFR. At December 31, 2023, the Company had not drawn against the revolver. At December 31, 2023, the Company had a letter of credit of $0.2 million applied against the maximum borrowing availability, thus amounts available to draw totaled $49.8 million. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions. Interest payments on the revolving credit facility totaled $0.1 million, $0.7 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The $100.0 million term note initially accrued interest at an interest rate of LIBOR plus 2.25%, then at an interest rate determined by the Company's leverage ratio for the preceding period. As of December 31, 2023, the Company was in the less than 1.50x leverage ratio tranche, accruing interest of SOFR plus 1.75%. The aggregate principal amount of the term note as of December 31, 2023 is $77.5 million, payable in quarterly installments of $0.6 million for the first twelve months, $1.3 million for the next twelve months, $1.9 million for the next twelve months, and $2.5 million for the last twelve months, with a balloon payment of $65.6 million on June 21, 2026. On May 31, 2023, the Company paid an additional $10.0 million toward the term note (with no prepayment penalty), reducing the final balloon payment to $55.6 million. The term note is collateralized by substantially all the Company’s assets, which includes rights to future commissions.
The interest rate for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
> 1.50x	SOFR + 200 bps
> 2.50x	SOFR + 225 bps
> 3.50x	SOFR + 250 bps
Maturities of the term note payable for the next five calendar years as of December 31, 2023 are as follows (in thousands):

Amount
2024	$9,375
2025	10,000
2026	58,125
2027	—
2028	—
Total	$77,500
There is nothing drawn against the revolver which is coterminous with the term loan and is due in full on June 21, 2026.
Loan origination fees of $0.6 million at December 31, 2023 are reflected as a reduction to the note balance and are amortized through interest expense.
The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of December 31, 2023, the Company was in compliance with these covenants.
Because of both instruments’ origination date and variable interest rate, the note payable balance at December 31, 2023 and December 31, 2022, approximates fair value using Level 2 inputs, described below.
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
Income tax expense
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income taxes
Federal	$—	$—	$—
State and local	755	271	226
Total current income taxes	755	271	226
Deferred income taxes
Federal	3,169	(340)	(4,316)
State and local	(1,232)	2,568	1,798
Total deferred income taxes	1,937	2,228	(2,518)
Income tax expense (benefit)	$2,692	$2,499	$(2,292)
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income before taxes	$26,388	$5,129	$6,004

Income taxes at U.S. federal statutory rate	5,541	1,076	1,261
Tax on income not subject to entity level federal income tax	(2,034)	(483)	(617)
Permanent Differences:
Non-deductible stock compensation costs	(1,760)	(1,478)	(4,530)
Non-deductible excess compensation	70	15	—
Non-deductible employee moving expenses	—	—	6
Meals & entertainment	152	101	25
Permanent Provision to Return	(53)	43	—
State income tax expense (benefit), net of federal benefit	(329)	2,268	1,553
Other reconciling items:
Section 162(m) DTA Write-off	1,085	935	—
Other	20	22	10
Income tax expense (benefit)	$2,692	$2,499	$(2,292)

Deferred tax assets and liabilities
The components of deferred tax assets are as follows (in thousands):

	December 31, 2023	December 31, 2022
Net operating loss carryforwards	$15,906	$13,172
Investment in flow-through entity	165,303	142,146
Net deferred tax asset	$181,209	$155,318

GSHD has deferred tax assets resulting from tax basis adjustments to the assets of GF arising from redemptions of LLC Units and corresponding exchanges of Class B common stock for shares of Class A common stock. These tax basis adjustments have reduced the amount of tax we are required to pay, and are expected to reduce the amount of tax that GSHD would otherwise be required to pay in the future. See Tax Receivable Agreement subsection below for additional details.
GSHD also has income tax net operating loss carryforwards for federal and state purposes of $72.5 million and $0.7 million (post apportionment pre-tax), respectively. The federal net operating loss carryforwards are carried forward indefinitely and the state net operating loss carryforwards begin to expire in 2040.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of December 31, 2023.
Tax Receivable Agreement
GF has made an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units and corresponding Class B common stock for shares of Class A common stock occurs. Prior redemptions and exchanges have resulted, and future taxable redemptions or exchanges are expected to result in tax basis adjustments to the assets of GF that will be allocated to the Company and thus produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. These tax basis adjustments have reduced the amount of tax we are required to pay, and are expected to reduce the amount of tax that GSHD would otherwise be required to pay in the future.
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
During the years ended December 31, 2023, 2022 and 2021, an aggregate of 1.5 million, 2.4 million and 1.5 million LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly-issued shares of Class A common stock. In connection with these redemptions, we received 1.5 million, 2.4 million and 1.5 million LLC Units, which resulted in an increase in the tax basis of our investment in GF subject to the provisions of the TRA. We recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. As of December 31, 2023 and 2022, the total amount of TRA Payments due to the Pre-IPO LLC Members under the TRA was $149.3 million and $125.7 million, respectively, of which $0.0 million and $0.0 million, respectively, was current and included in Accounts payables and accrued expenses on the Consolidated balance sheets.
11. Stockholder's equity
Class A Common Stock
GSHD has a total of 24,966 thousand and 23,034 thousand shares of its Class A common stock outstanding at December 31, 2023 and 2022, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.

Class B Common Stock
GSHD has a total of 12,954 thousand and 14,471 thousand shares of its Class B common stock outstanding at December 31, 2023 and 2022, respectively. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's stockholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the year ended December 31, 2023, 2022, and 2021, divided by the basic weighted average number of Class A common stock as of December 31, 2023 and 2022 (in thousands, except per share amounts).
Diluted EPS of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to Goosehead Insurance, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of the Company’s Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related LLC Units, are exchangeable into shares of Class A common stock on a one-for-one basis. The Company calculates the effects of the conversion of Class B shares to Class A shares using the "if-converted" method and includes such effects in the calculation of diluted EPS if the effects are dilutive.
The following table summarizes the calculation of EPS for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income attributable to GSHD - Basic	$14,140	$565	$5,403
Add: net income attributable to non-controlling interests(1)	9,556	—	—
Less: income tax effect on income attributable to non-controlling interests assuming conversion of Class B common shares(1)	(2,524)	—	—
Net income available to GSHD - Diluted	$21,172	$565	$5,403

Denominator:
Basic EPS
Weighted average outstanding Class A common shares - Basic	23,929	20,995	19,181
Earnings per share of Class A common stock - Basic	$0.59	$0.03	$0.28

Diluted EPS
Weighted average outstanding Class A common shares - Basic	23,929	20,995	19,181
Effect of dilutive securities:
Weighted average outstanding Class B common shares (if-converted)(1)	13,769	—	—
Stock options(2)	657	778	1,632
Weighted average outstanding Class A common shares - Diluted	38,356	21,773	20,813

Earnings per share of Class A common stock - Diluted	$0.55	$0.03	$0.26
(1) For the year ended December 31, 2023, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 13,769 common shares (assuming the conversion of all outstanding class B common stock) were included in the Weighted average outstanding Class A common shares - Diluted and (b) $7.0 million of non-controlling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income available to GSHD - Diluted. For the years 2022 and 2021, the impact of the conversion of Class B common shares to Class A common shares is excluded from the calculation of Diluted EPS because inclusion of such shares would be anti-dilutive.
(2) Dilutive stock options is computed using the treasury stock method, which are not participating securities

12. Non-controlling interest
Non-Controlling Interests
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the years ended December 31, 2023 and 2022, GF made distributions of $28.1 million and $0.0 million, of which $10.9 million and $0.0 million was made to Pre-IPO LLC Members. The remaining $17.1 million and $0.0 million was made to GSHD and was eliminated in consolidation.
Under the amended and restated Goosehead Financial, LLC Agreement ("GF LLC Agreement"), the Pre-IPO LLC Members have the right, from and after the completion of the Offering (subject to the terms of the amended and restated Goosehead Financial, LLC Agreement), to require GSHD to redeem all or a portion of their LLC Units for, at GSHD's election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of GSHD's Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the amended and restated Goosehead Financial, LLC Agreement. Additionally, in the event of a redemption request by a Pre-IPO LLC Member, GSHD may, at its option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. Shares of Class B common stock will be canceled on a one-for-one basis if GSHD, at the election of a Pre-IPO LLC Member, redeems or exchanges LLC Units of such Pre-IPO LLC Member pursuant to the terms of the amended and restated Goosehead Financial, LLC Agreement. Except for transfers to GSHD pursuant to the amended and restated Goosehead Financial, LLC Agreement or to certain permitted transferees, the Pre-IPO LLC Members are not permitted to sell, transfer or otherwise dispose of any LLC Units or shares of Class B common stock.
During 2023 and 2022, an aggregate of 1.5 million and 2.4 million LLC Units, respectively, were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, we issued 1.5 million and 2.4 million shares of Class A common stock in connection with these redemptions and received 1.5 million and 2.4 million LLC Interests, increasing our ownership interest in GF. Simultaneously, and in connection with these redemptions, 1.5 million and 2.4 million shares of Class B common stock were surrendered and canceled.
The following table summarizes the ownership interest in GF as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	LLC Units	Ownership %	LLC Units	Ownership %
Number of LLC Units held by GSHD	24,966	65.8%	23,034	61.4%
Number of LLC Units held by non-controlling interest holders	12,954	34.2%	14,471	38.6%
Number of LLC Units outstanding	37,920	100.0%	37,505	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the years ended December 31, 2023 and 2022 was 36.5% and 43.6%, respectively. All net income prior to the Offering is attributed to non-controlling interest holders.

13. Equity-based compensation
A summary of equity-based compensation expense during the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	$23,989	$19,642	$7,292
Equity-based compensation expense	$23,989	$19,642	$7,292
Stock options:
The Company granted additional stock options of 904,000, 1,482,000, and 153,500 to its Board of Directors and Managing Directors in 2023, 2022, and 2021, respectively. Board of Directors stock option awards have a three-year service period and vest in 12 equal quarterly installments over the service period. Managing Director stock options awards granted in 2021 have a four-year service period and vest in three equal annual installments, beginning at the end of the second year of service. Employee awards granted beginning in 2022 have a three-year service period and vest in equal annual installments beginning at the end of the first year of service. Both Board of Director and Managing Director stock option awards have a maximum contract term of ten years from the grant date. Upon exercise of an option, the Company issues a new share of stock.
The Company determines the grant date fair value of its stock option awards using the Black-Scholes valuation model and has elected to recognize forfeitures as they occur. A summary of the weighted average assumptions used for valuing stock options granted in the periods 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	60% - 65%	55% - 65%	45%
Expected dividend yield	—%	—%	—%
Expected term (in years)	2.75 - 4.75	3.25 - 4.00	4.25
Risk-free interest rate	3.44%- 4.06%	1.19% - 4.26%	0.29%

A summary of stock option activity for the year ended December 31, 2023 is as follows (in thousands except per-share amounts):

	Stock Options	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	2,689	$63.84
Granted	904	38.89
Exercised	(409)	22.88
Forfeited	(208)	64.19
Expired	(30)	58.47
Outstanding as of December 31, 2023	2,946	$61.87	$83,971	7.54
Options vested and exercisable as of December 31, 2023	1,174	$58.94	$37,693	6.33
Options unvested as of December 31, 2023	1,772	$63.81	$46,278	8.34

A summary of stock option activity for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands except per-share amounts):

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant-date fair value of options granted	$19.08	41.71	47.43
Total intrinsic value of options exercised	$16,424	$14,373	$42,663
Total fair value of shares vested during the year	$23,269	$8,876	$2,568

A summary of unvested stock option activity for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands except per-share amounts):

	Stock Options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	1,783	$34.75
Vested	(707)	32.92
Granted	904	19.08
Forfeited	(208)	29.47
Unvested as of December 31, 2023	1,772	$28.11
As of December 31, 2023, total unrecognized compensation expense related to unvested stock options was $28.6 million, which is expected to be recognized over a weighted average period of 1.49 years. Cash received from stock option exercises during the year ended December 31, 2023 was $9.9 million.
14. Dividends
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
Any future extraordinary dividends will be declared at the sole discretion of GF's managing members, with respect to GF, and the Company's board of directors, with respect to GSHD. In determining whether a future extraordinary dividend will be declared by the Company, the board of directors may, at its sole discretion, consider the following: the Company's financial condition and operating results, the Company's available cash and current and anticipated cash needs, the Company's capital requirements, any contractual, legal, tax and regulatory restrictions, general economic and business conditions, and such other factors or conditions as the board of directors deems relevant.
The Company did not approve or pay any dividends during the years ended December 31, 2023 and 2022.
15. Leases
At December 31, 2023, Goosehead was obligated under a number of operating leases, exclusively leases for premises and equipment used for business purposes. These leases generally have terms of 8 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. None of these lease agreements impose restrictions on the Company’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements. Certain of these leases contain escalation clauses that will increase rent payments based on maintenance, utility and tax increases, which are non-lease components and variable in nature. The Company elected not to separate lease and non-lease components of a contract for its real estate and equipment leases. As such, real estate lease payments represent payments on both lease and non-lease components.
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
The following table provides information related to the Company’s leases as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Right-of-use assets	$38,406	$44,080

Short term lease liabilities	8,897	6,627
Long term lease liabilities	57,382	64,947
Total lease liabilities	66,279	71,574

Weighted average remaining lease term (in years)	6.51	7.45
Weighted average incremental borrowing rate	4.0%	3.9%
The following schedule shows the components of lease cost for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Gross operating lease cost	$8,016	$7,034
Sublease income	(319)	(27)
Net lease cost	$7,697	$7,007
The following is a schedule of supplemental cash flow information related to leases for the year ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(9,344)	$(5,615)

Right of use assets obtained in exchange for lease obligation
Operating leases	$927	$15,907

The following is a schedule of future maturity of lease liability as of December 31, 2023 (in thousands):

2024	$11,292
2025	11,511
2026	11,733
2027	11,474
2028	10,678
Thereafter	18,576
Total lease payments	75,264
Less: imputed interest	(8,986)
Future maturity of lease liability	$66,279
As of December 31, 2023, the Company did not have any additional future operating lease commitments that were signed but had not yet commenced.
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
On November 10, 2022, a verified stockholder class action complaint for declaratory relief, captioned Mickey Dollens v. Goosehead Insurance, Inc., C.A. No. 2022-1018-JTL, was filed in the Court of Chancery of the State of Delaware (the “Dollens Action”), alleging certain corporate governance documents adopted by the Company were invalid under Delaware law. On August 8, 2023, the parties entered into a proposed settlement providing for certain non-monetary benefits to the class (i.e., revisions to the Company's Stockholder Agreement). A hearing is set for February 22, 2024 to, among other things, consider whether to grant final approval of the proposed settlement. Additionally, the plaintiff has petitioned the Court for attorneys’ fees and litigation expenses. While there can be no assurance regarding the ultimate outcome of the petition, the Company believes a potential loss, if any, would not be material.

Item 9. Changes in and disagreements with accountants on accounting and financial statement disclosure
None.

Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report herein.

/s/ Mark E. Jones	/s/ Mark E. Jones, Jr.
Mark E. Jones	Mark E. Jones, Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Goosehead Insurance, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Goosehead Insurance, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 21, 2024

Item 9B. Other information
There were no adoptions, modifications, or terminations by any of our directors or officers of any contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements requiring disclosure pursuant to Item 408(a).
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III

Item 10. Directors, executive officers, and corporate governance
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 11. Executive compensation
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5. Securities Authorized for Issuance under Equity Compensation Plans.”
The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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
3.1
Amended and Restated Certificate of Incorporation of Goosehead Insurance, Inc. (incorporated by reference to exhibit 3.1 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

3.2
By-Laws of Goosehead Insurance, Inc., as amended and restated as of November 3, 2023 (incorporated by reference to exhibit 3.2 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on November 3, 2023)

4.1
Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to exhibit 4.1 to Goosehead Insurance Inc.'s Annual Report on Form 10-K filed with the Commission on March 16, 2020)

10.1
Amended and Restated Limited Liability Company Agreement of Goosehead Financial, LLC, dated as of May 1, 2018, by and among Goosehead Financial, LLC and its members (incorporated by reference to exhibit 10.2 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.2
Registration Rights Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc. and the other persons and entities party thereto (incorporated by reference to exhibit 10.4 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.3
Tax Receivable Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc., Goosehead Financial, LLC, and each of the other persons and entities party thereto (incorporated by reference to exhibit 10.3 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.4
Stockholders Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc., Goosehead Financial, LLC and the other persons and entities party thereto (incorporated by reference to exhibit 10.5 to Goosehead Insurance Inc.'s Annual Report on Form 10-K filed with the Commission on March 14, 2019)

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
10.11
Offer Letter to Mark E. Jones, Jr., dated September 11, 2022 (incorporated by reference to exhibit 10.1 to Goosehead Insurance Inc.'s Current Report on Form 8-K filed with the Commission on September 12, 2022)

10.12
Separation and Engagement Agreement, dated April 26, 2023, between Goosehead Insurance, Inc. and P. Ryan Langston (incorporated by reference to exhibit 10.1 to Goosehead Insurance Inc.'s Quarterly Report on Form 10-Q filed with the Commission on April 27, 2023)

21	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recoupment Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

Item 16. Form 10-K summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOSEHEAD INSURANCE, INC.

Date:	February 21, 2024	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 21, 2024	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Jones	Chairman and Chief Executive Officer (Principal Executive Officer)	February 21, 2024
Mark E. Jones
/s/ Robyn Jones	Vice Chairman and Director	February 21, 2024
Robyn Jones
/s/ Peter Lane	Director	February 21, 2024
Peter Lane
/s/ Mark Miller	President, Chief Operating Officer, and Director	February 21, 2024
Mark Miller
/s/ James Reid	Director	February 21, 2024
James Reid
/s/ Thomas McConnon	Director	February 21, 2024
Thomas McConnon
/s/ Waded Cruzado	Director	February 21, 2024
Waded Cruzado
/s/ Mark E. Jones, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2024
Mark E. Jones, Jr.