Form 10-Q
period 2024-03-31
Goosehead Insurance, Inc.
filed 2024-04-25
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 22, 2024, there were 25,238,152 shares of Class A common stock outstanding and 12,752,530 shares of Class B common stock outstanding.

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
•Annual Report on Form 10-K: The Company's annual report on Form 10-K for the fiscal year ended December 31, 2023.
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

Special note regarding forward-looking statements
We have made statements in this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Item 1A. Risk factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Commissions and agency fees	$26,221	$25,484
Franchise revenues	37,989	32,074
Interest income	250	397
Total revenues	64,460	57,955
Operating Expenses:
Employee compensation and benefits	42,130	36,882
General and administrative expenses	17,180	15,856
Bad debts	1,127	1,655
Depreciation and amortization	2,568	2,093
Total operating expenses	63,005	56,486
Income from operations	1,455	1,469
Other Income (Expense):
Interest expense	(1,487)	(1,731)
Loss before taxes	(32)	(262)
Tax benefit	(1,841)	(81)
Net income (loss)	1,809	(181)
Less: net loss attributable to non-controlling interests	(5)	(100)
Net income (loss) attributable to Goosehead Insurance, Inc.	$1,814	$(81)
Earnings per share:
Basic	$0.07	$—
Diluted	$0.05	$—
Weighted average shares of Class A common stock outstanding
Basic	25,087	23,206
Diluted	38,839	23,206

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$51,089	$41,956
Restricted cash	2,028	2,091
Commissions and agency fees receivable, net	7,487	12,903
Receivable from franchisees, net	10,034	9,720
Prepaid expenses	6,296	7,889
Total current assets	76,934	74,559
Receivable from franchisees, net of current portion	6,586	9,269
Property and equipment, net of accumulated depreciation	28,686	30,316
Right-of-use asset	37,121	38,406
Intangible assets, net of accumulated amortization	18,783	17,266
Deferred income taxes, net	193,518	181,209
Other assets	4,581	3,867
Total assets	$366,209	$354,892
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,652	$16,398
Premiums payable	2,028	2,091
Lease liability	9,194	8,897
Contract liabilities	3,611	4,129
Note payable	10,000	9,375
Liabilities under tax receivable agreement	4,952	—
Total current liabilities	44,437	40,890
Lease liability, net of current portion	55,233	57,382
Note payable, net of current portion	65,118	67,562
Contract liabilities, net of current portion	18,121	22,970
Liabilities under tax receivable agreement, net of current portion	155,060	149,302
Total liabilities	337,969	338,106
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 25,230 shares issued and outstanding as of March 31, 2024, 24,966 shares issued and outstanding as of December 31, 2023	252	250
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 12,758 issued and outstanding as of March 31, 2024, 12,954 shares issued and outstanding as of December 31, 2023	128	130
Additional paid in capital	112,428	103,228
Accumulated deficit	(45,459)	(47,056)
Total stockholders' equity	67,349	56,552
Non-controlling interests	(39,109)	(39,766)
Total equity	28,240	16,786
Total liabilities and equity	$366,209	$354,892

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2024	24,966	12,954	$250	$130	$103,228	$(47,056)	$56,552	$(39,766)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,862	—	1,863	—	1,863
Equity-based compensation	—	—	—	—	7,357	—	7,357	—	7,357
Activity under employee stock purchase plan	2	—	—	—	146	—	146	—	146
Redemption of LLC Units	196	(196)	2	(2)	(605)	—	(605)	605	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	439	—	439	(117)	322
Reallocation of Non-controlling interest	—	—	—	—	—	(217)	(217)	217	—
Balance March 31, 2024	25,230	12,758	$252	$128	$112,428	$(45,459)	$67,349	$(39,109)	$28,240

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2023	23,034	14,471	$228	$146	$70,866	$(60,570)	$10,670	$(44,294)	$(33,624)
Net loss	—	—	—	—	—	(81)	(81)	(100)	(181)
Exercise of stock options	17	—	—	—	173	—	173	—	173
Equity-based compensation	—	—	—	—	6,620	—	6,620	—	6,620
Activity under employee stock purchase plan	4	—	—	—	201	—	201	—	201
Redemption of LLC Units	323	(323)	3	(3)	(990)	—	(990)	990	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	699	—	699	129	828
Reallocation of Non-controlling interest	—	—	—	—	—	(103)	(103)	103	—
Balance March 31, 2023	23,379	14,147	$231	$143	$77,569	$(60,754)	$17,189	$(43,173)	$(25,984)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,809	$(181)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,632	2,150
Impairment expense	347	—
Bad debt expense	1,127	1,655
Equity-based compensation	7,357	6,620
Impacts of tax receivable agreement	10,711	3,574
Deferred income taxes	(11,987)	(3,322)
Noncash lease activity	(821)	245
Cloud computing arrangement implementation costs	(191)	—
Changes in operating assets and liabilities:
Receivable from franchisees	1,919	1,332
Commissions and agency fees receivable	4,982	6,930
Prepaid expenses	1,593	(8,945)
Other assets	(606)	(424)
Accounts payable and accrued expenses	(1,437)	(3,477)
Contract liabilities	(5,367)	(6,444)
Premiums payable	(207)	(352)
Net cash provided by (used for) operating activities	11,860	(639)
Cash flows from investing activities:
Issuance of notes receivable to franchisees	(100)	—
Proceeds from notes receivable to franchisees	1	8
Capitalized software development costs	(2,560)	(784)
Cash consideration paid for asset acquisitions	—	(161)
Purchase of property and equipment	(222)	(1,756)
Net cash used for investing activities	(2,882)	(2,693)
Cash flows from financing activities:
Repayment of note payable	(1,875)	(1,250)
Proceeds from the issuance of Class A common stock	2,009	373
Member distributions and dividends	(42)	—
Net cash provided by (used for) financing activities	91	(877)
Net increase (decrease) in cash and restricted cash	9,070	(4,209)
Cash and cash equivalents, and restricted cash, beginning of period	44,047	30,387
Cash and cash equivalents, and restricted cash, end of period	$53,117	$26,178

Supplemental disclosures of cash flow data:
Cash paid during the period for interest	$1,425	$1,675
Cash paid for income taxes	46	2
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
The Company had 14 and 12 corporate-owned locations in operation at March 31, 2024 and 2023, respectively. Franchisees are provided access to Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended March 31, 2024 and 2023, the Company onboarded 25 and 83 franchise locations, respectively, and had 1,155 and 1,387 operating franchise locations as of March 31, 2024 and 2023, respectively. No franchises were purchased during the three months ended March 31, 2024 and 2023.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at March 31, 2024 and December 31, 2023, and the condensed consolidated statements of operations, stockholders' equity and statements of cash flows for the three months ended March 31, 2024 and 2023. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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
Intangible Assets
Intangible assets are stated at cost less accumulated amortization and reflect amounts paid for the Company’s web domain, computer software costs, and purchased books of business (customer accounts). The web domain is amortized over a useful life of fifteen years, computer software costs are amortized over a useful life of three to ten years, and books of business (customer accounts) are amortized over a useful life of eight years.

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
Based on a review of tangible assets during the three months ended March 31, 2024, the Company identified one office lease that will be subleased and completed a recoverability assessment for assets at that location. Based on the results of the recoverability assessment, the Company determined that the undiscounted cash flows of the assets were below their carrying values. As a result, the Company compared the fair values of the assets to their carrying values and recorded an impairment expense of $0.1 million of property and equipment and $0.2 million of right-of-use asset for the amount the carrying values exceeded the fair values. The Company determined the fair values by estimating sublease cash flows based on market rates for similar properties and discounted them using the Company's internal borrowing rate.
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
Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the Carrier, in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $2.0 million and $1.6 million as of March 31, 2024 and 2023, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$51,089	$24,588
Restricted cash	2,028	1,590
Cash and cash equivalents, and restricted cash	$53,117	$26,178

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
The Company must estimate the amount of consideration that will be received such that a significant reversal of revenue is not probable. Contingent commissions represent a form of variable consideration associated with the placement and profitability of coverage, for which we earn commissions. Contingent commissions are estimated with a constraint applied and accrued in relation to the satisfaction of the performance obligations for the period over which the contract applies. The resulting effect on the timing of recognizing contingent commissions closely follows a similar pattern as our commissions and fees with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans for selling new franchise agreements. These incremental costs are deferred and amortized over a 10-year period, which is consistent with the term of the contract. The balance of cost to obtain is included with Other assets on the Condensed Consolidated Balance Sheets.
Costs to fulfill - The Company has evaluated the need to capitalize costs to fulfill customer contracts and has determined that there are no costs that meet the definition for capitalization under ASC 340.

Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended March 31,
	2024	2023
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$15,961	$15,818
New Business Commissions	5,681	5,517
Agency Fees	1,911	2,230
Contingent Commissions	2,668	1,920
Franchise revenues
Renewal Royalty Fees	29,053	22,752
New Business Royalty Fees	6,234	5,671
Initial Franchise Fees	2,245	3,063
Other Franchise Revenues	458	587
Interest Income	250	397
Total Revenues	$64,460	$57,955

Timing of revenue recognition:
Transferred at a point in time	$23,552	$23,565
Transferred over time	40,908	34,390
Total Revenues	$64,460	$57,955

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	March 31, 2024	December 31, 2023	Increase/(decrease)
Cost to obtain franchise contracts(1)	$2,048	$2,309	$(261)
Commissions and agency fees receivable, net(2)	7,487	12,903	(5,416)
Receivable from franchisees(2)	16,620	18,989	(2,369)
Contract liabilities(2)(3)	21,732	27,099	(5,367)
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended March 31, 2024 was included in the contract liabilities balance as of December 31, 2023.

Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2023	$27,099
Revenue recognized during the period	(2,245)
New deferrals(1)	855
Write offs(2)	(3,977)
Contract liabilities at March 31, 2024	$21,732
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement.
(2) Franchise Fees, net of recognized revenue, no longer deferred due to the termination of the Franchise Agreement.

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Franchise fees receivable(1)	$8,622	$15,096
Less: Unamortized discount(1)	(2,561)	(4,388)
Less: Allowance for uncollectible franchise fees(1)	(49)	(223)
Net franchise fees receivable(1)	$6,012	$10,485
(1) Includes both the current and long term portion of this balance.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2023	$223
Charges to bad debts	322
Write offs	(496)
Balance at March 31, 2024	$49

Balance at December 31, 2022	$487
Charges to bad debts	762
Write offs	(902)
Balance at March 31, 2023	$347

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2023	$508
Charges to bad debts	435
Write offs	(533)
Balance at March 31, 2024	$410

Balance at December 31, 2022	$450
Charges to bad debts	318
Write offs	(286)
Balance at March 31, 2023	$482

6. Property and equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Furniture & fixtures	$11,413	$11,306
Computer equipment	4,499	4,482
Network equipment	478	436
Phone system	326	326
Leasehold improvements	36,318	36,285
Total	53,034	52,834
Less accumulated depreciation	(24,348)	(22,518)
Property and equipment, net	$28,686	$30,316
Depreciation expense was $1.8 million and $1.8 million for three months ended March 31, 2024 and 2023, respectively.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7. Intangible assets
Intangible assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer software & web domain	$15,765	$13,509
Books of business	6,895	6,895
Total	22,660	20,404
Less: accumulated amortization	(3,877)	(3,138)
Intangible assets, net	$18,783	$17,266
Amortization expense was $0.7 million and $0.3 million for three months ended March 31, 2024 and 2023, respectively.
8. Debt
On July 21, 2021, the Company refinanced its $25 million revolving credit facility and $80 million term note payable to a $50 million revolving credit facility and $100 million term note payable in order to obtain a more favorable interest rate on the outstanding debt. The Company also has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the credit facilities by an additional $25 million.
On April 26, 2023, the Company entered into Amendment No.1 of the Second Amended and Restated Credit Agreement, which provided that LIBOR should be replaced with SOFR.
On April 24, 2024, the Company entered into Amendment No. 2 of the Second Amended and Restated Credit Agreement, increasing the term note payable by $25 million and increasing the capacity of the revolving credit facility by $25 million to a total capacity of $75 million.
As of March 31, 2024, the Company had nothing drawn against the revolving credit facility and had a letter of credit of $0.2 million applied against the maximum borrowing availability, payable on July 21, 2026. Thus, amounts available to draw totaled $49.8 million. At March 31, 2024, the Company was accruing interest at SOFR plus 175 basis points. The revolving credit facility is collateralized by substantially all the Company’s assets, which includes rights to future commissions and royalties.
The term note is payable in quarterly installments of $0.6 million the first twelve months, $1.3 million the next twelve months, $1.9 million the next twelve months, and $2.5 million the last twenty-four months, with a balloon payment of $65.6 million on July 21, 2026. On May 31, 2023, the Company paid an additional $10.0 million toward the term note, reducing the final balloon payment to $55.6 million. The note is collateralized by substantially all of the Company’s assets, which includes rights to future commissions and royalties. Interest is calculated initially at LIBOR plus 225 basis points, then at an interest rate based on the Company's leverage ratio for the preceding period. As of March 31, 2024, the Company was accruing interest at SOFR plus 175 basis points.
The interest rate for each leverage ratio tier is as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
> 1.50x	SOFR + 200 bps
> 2.50x	SOFR + 225 bps
> 3.50x	SOFR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2024	$7,500
2025	10,000
2026	58,125
2027	—
2028	—
Total	$75,625

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. As of March 31, 2024, the Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the credit agreement, was 4x. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of March 31, 2024, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at March 31, 2024 and December 31, 2023, approximates fair value using Level 2 inputs, described below.
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
Income tax expense (benefit)
Provision benefit from income taxes for the three months ended March 31, 2024 was $1.8 million compared to $0.1 million for the three months ended March 31, 2023. The effective tax rate was 5,753% for the three months ended March 31, 2024 and 31% for the three months ended March 31, 2023. The change in the effective tax rate for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to the deferred tax impact of additional state tax filing requirements identified by the Company.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Deferred taxes
Deferred tax assets at March 31, 2024 were $193.5 million compared to $181.2 million at December 31, 2023. The primary contributing factors to the increase in deferred tax assets are additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the three months ended March 31, 2024 and an increase in the blended state tax rate due to additional state tax filing requirements.
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
During the three months ended March 31, 2024, an aggregate of 196,121 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 196,121 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of March 31, 2024, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $160.0 million, of which $5.0 million was current and included in Liabilities under tax receivable agreement within Current liabilities on the Condensed Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of March 31, 2024.
10. Stockholders' Equity
Class A Common Stock
GSHD has a total of 25,230 thousand shares of its Class A common stock outstanding at March 31, 2024. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 12,758 thousand shares of its Class B common stock outstanding at March 31, 2024. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three months ended March 31, 2024 and 2023, divided by the basic weighted average number of Class A common stock as of March 31, 2024 and 2023 (in thousands, except per share amounts).
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
The following table summarizes the calculation of EPS for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss) attributable to GSHD - Basic	$1,814	$(81)
Less: net loss attributable to non-controlling interests(1)	(5)	—
Add: income tax effect on income attributable to non-controlling interests assuming conversion of Class B common shares(1)	170	—
Net income (loss) available to GSHD - Diluted	$1,979	$(81)

Denominator:
Basic EPS
Weighted average outstanding Class A common shares - Basic	25,087	23,206
Earnings per share of Class A common stock - Basic	$0.07	$—

Diluted EPS
Weighted average outstanding Class A common shares - Basic	25,087	23,206
Effect of dilutive securities:
Weighted average outstanding Class B common shares (if-converted)(1)	12,864	—
Stock options(2)	888	—
Weighted average outstanding Class A common shares - Diluted	38,839	23,206

Earnings per share of Class A common stock - Diluted	$0.05	$—

(1) For the three months ended March 31, 2024, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 12,864 common shares (assuming the conversion of all outstanding class B common stock) were included in the Weighted average outstanding Class A common shares - Diluted and (b) $0.2 million of non-controlling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income attributable to GSHD - Basic to arrive at Net income available to GSHD - diluted. For the three months ended March 31, 2023, the impact of the conversion of Class B common shares to Class A common shares is excluded from the calculation of Diluted EPS because inclusion of such shares would be anti-dilutive.
(2) Dilutive stock options is computed using the treasury stock method, which are not participating securities. 967 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2024 because the effect

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
would have been anti-dilutive. 3,235 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2023 because the effect would have been anti-dilutive.

Share Repurchase Program
On April 24, 2024, our board of directors approved a share repurchase program with authorization to purchase up to $100 million of our Class A common stock through March 31, 2025. The share repurchase program does not require the Company to acquire any dollar amount or number of shares of common stock and may be modified, suspended, or discontinued at any time. The timing, manner, price and amount of any repurchases will be determined at the discretion of management in accordance with applicable securities laws and other restrictions. Class A common stock acquired under the program will be retired upon repurchase. Additionally, for every repurchased share of Class A common stock, the Company will direct GF to repurchase, at the price paid to repurchase such share, and cancel an LLC unit of GF held by the Company.
11. Non-controlling interest
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
During the three months ended March 31, 2024, an aggregate of 196 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 196 thousand shares of Class A common stock in connection with these redemptions and received 196 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 196 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of March 31, 2024 (in thousands):

	March 31, 2024
	LLC Units	Ownership %
Number of LLC Units held by GSHD	25,230	66.4%
Number of LLC Units held by non-controlling interest holders	12,758	33.6%
Number of LLC Units outstanding	37,988	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three months ended March 31, 2024 was 33.9%.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12. Equity-Based Compensation
Stock option expense was $7.4 million for the three months ended March 31, 2024. Stock option expense was $6.6 million for the three months ended March 31, 2023.

13 Litigation
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
On November 10, 2022, a verified stockholder class action complaint for declaratory relief, captioned Mickey Dollens v. Goosehead Insurance, Inc., C.A. No. 2022-1018-JTL, was filed in the Court of Chancery of the State of Delaware (the “Dollens Action”), alleging certain corporate governance documents adopted by the Company were invalid under Delaware law. On August 8, 2023, the parties entered into a proposed settlement providing for certain non-monetary benefits to the class (i.e., revisions to the Company's Stockholder Agreement). Additionally, the plaintiffs have petitioned the Court for attorneys’ fees and litigation expenses. While there can be no assurance regarding the ultimate outcome of the petition, the Company believes a potential loss, if any, would not be material.

Item 2: Management’s discussion and analysis of financial condition and results of operations

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 34% of the company, representing our commitment to the long-term success of the Company.
Financial Highlights for the First Quarter of 2024:
•Total revenue increased 11% from the first quarter of 2023 to $64.5 million
•Core Revenue* increased by 13% from the first quarter of 2023 to $58.8 million
•Total Written Premiums placed increased 28% from the prior-year period to $818.8 million
•Net income (loss) increased by $2.0 million from the first quarter of 2023 to $1.8 million, or 3% of total revenues
•Adjusted EBITDA* increased 15% from the first quarter of 2023 to $11.7 million, or 18% of total revenues
•Basic and diluted earnings per share were $0.07 and $0.05, respectively, and Adjusted EPS* was $0.28 per share for the three months ended March 31, 2024
•Policies in Force increased 13% from March 31, 2023 to 1,528,000 at March 31, 2024
•Corporate sales headcount increased 6% from March 31, 2023 to 292 at March 31, 2024
◦As of March 31, 2024, 138 of these Corporate sales agents had less than one year of tenure and 154 had greater than one year of tenure
•Total franchises decreased 35% compared to the prior-year period to 1,210; total operating franchises decreased 17% from March 31, 2023 to 1,155 at March 31, 2024
◦As of March 31, 2024, 133 operating Franchisees had less than one year of tenure and 1,022 operating Franchisees had greater than one year of tenure
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Certain income statement line items
Revenues
For the three months ended March 31, 2024, revenue increased by 11% to $64.5 million from $58.0 million for the three months ended March 31, 2023. Total Written Premium, which we believe is the best leading indicator of future revenue, increased 28% for the three months ended March 31, 2024 to $819 million from $638 million for the three months ended March 31, 2023. Total Written Premiums drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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
•New Business Royalty Fees - predictable based on franchise count and consistent ramp-up of franchises, but lower margin than Renewal Royalty Fees because the Company only receives a royalty fee of 20% on the commissions paid by the Carrier in the first term of every policy and incurs higher back-office costs associated with policies in their first term. This revenue stream has predictably converted into higher-margin Renewal Royalty Fees historically, and we expect this to continue moving forward.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended March 31,
(in thousands)	2024		2023
Core Revenue:
Renewal Commissions(1)	$15,961	25%	$15,818	27%
Renewal Royalty Fees(2)	29,053	45%	22,752	39%
New Business Commissions(1)	5,681	9%	5,517	10%
New Business Royalty Fees(2)	6,234	10%	5,671	10%
Agency Fees(1)	1,911	3%	2,230	4%
Total Core Revenue	58,839	91%	51,988	90%
Cost Recovery Revenue:
Initial Franchise Fees(2)	2,245	3%	3,063	5%
Interest Income	250	—%	397	1%
Total Cost Recovery Revenue	2,495	4%	3,460	6%
Ancillary Revenue:
Contingent Commissions(1)	2,668	4%	1,920	3%
Other Franchise Revenues(2)	458	1%	587	1%
Total Ancillary Revenue	3,126	5%	2,507	4%
Total Revenues	$64,460	100%	$57,955	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three months ended March 31, 2024 and 2023. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024		2023
Revenues:
Commissions and agency fees	$26,221	41%	$25,484	44%
Franchise revenues	37,989	59%	32,074	55%
Interest income	250	—%	397	1%
Total revenues	64,460	100%	57,955	100%
Operating Expenses:
Employee compensation and benefits	42,130	67%	36,882	65%
General and administrative expenses	17,180	27%	15,856	28%
Bad debts	1,127	2%	1,655	3%
Depreciation and amortization	2,568	4%	2,093	4%
Total operating expenses	63,005	100%	56,486	100%
Income from operations	1,455		1,469
Other Income (Expense):
Interest expense	(1,487)		(1,731)
Loss before taxes	(32)		(262)
Tax benefit	(1,841)		(81)
Net income (loss)	1,809		(181)
Less: net loss attributable to non-controlling interests	(5)		(100)
Net income (loss) attributable to Goosehead Insurance, Inc.	$1,814		$(81)

Revenues
For the three months ended March 31, 2024 revenue increased 11% to $64.5 million from $58.0 million for the three months ended March 31, 2023.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.

The following table sets forth these revenue streams by amount and as a percentage of total commissions and agency fees for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024		2023
Core Revenue:
Renewal Commissions	$15,961	61%	$15,818	61%
New Business Commissions	5,681	22%	5,517	22%
Agency Fees	1,911	8%	2,230	9%
Total Core Revenue:	23,552	90%	23,565	92%
Ancillary Revenue:
Contingent Commissions	2,668	10%	1,920	8%
Commissions and agency fees	$26,221	100%	$25,485	100%

Renewal Commissions increased by $0.1 million or 1%, to $16.0 million for the three months ended March 31, 2024 from $15.8 million for the three months ended March 31, 2023. The increase during the three months ended March 31, 2024 was primarily attributable to an increase in the number of policies in the renewal term from March 31, 2023 to March 31, 2024 and premium rate increases.
New Business Commissions increased by $0.2 million or 3%, to $5.7 million for the three months ended March 31, 2024 from $5.5 million for the three months ended March 31, 2023. The increase during the three months ended March 31, 2024 was primarily driven by an increase in the number of Corporate Sales agents. Revenue from Agency Fees decreased by $0.3 million or 14%, to $1.9 million for the three months ended March 31, 2024 from $2.2 million for the three months ended March 31, 2023. The decrease in Agency Fees during the three months ended March 31, 2024 was primarily attributable to a decrease in the percentage of policies written where an Agency Fee was charged.
Revenue from Contingent Commissions increased by $0.7 million, to $2.7 million for the three months ended March 31, 2024 from $1.9 million for the three months ended March 31, 2023. The increase during the three months ended March 31, 2024 was primarily attributable to an increase in Total Written Premium as well as receiving and qualifying for additional contingent commissions.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth these revenue streams by amount and as a percentage of franchise revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024		2023
Core Revenues:
Renewal Royalty Fees	$29,053	76%	$22,752	71%
New Business Royalty Fees	6,234	16%	5,671	18%
Total Core Revenues:	35,287	93%	28,423	89%
Cost Recovery Revenues:
Initial Franchise Fees	2,245	6%	3,063	10%
Ancillary Revenues:
Other Franchise Revenues	458	1%	587	2%
Franchise revenues	$37,989	100%	$32,073	100%

Revenue from Renewal Royalty Fees increased by $6.3 million, or 28%, to $29.1 million for the three months ended March 31, 2024 from $22.8 million for the three months ended March 31, 2023. The increase in revenue from Renewal Royalty Fees during the three months ended March 31, 2024 was primarily attributable to an increase in the number of policies in the renewal term and rising premium rates.
Revenue from New Business Royalty Fees increased by $0.6 million, or 10%, to $6.2 million for the three months ended March 31, 2024 from $5.7 million for the three months ended March 31, 2023. The increase in revenue from New Business Royalty Fees during the three months ended March 31, 2024 was primarily attributable to an increase in agent productivity and rising premium rates.
Revenue from Initial Franchise Fees decreased by $0.8 million, or 27%, to $2.2 million for the three months ended March 31, 2024 from $3.1 million for the three months ended March 31, 2023. The primary reason for this decrease was lower turnover of franchises during the period, which avoids accelerated recognition of Initial Franchise Fees for terminated franchises.
Interest income
Interest income decreased by $0.1 million, or 37%, to $0.3 million for the three months ended March 31, 2024 from $0.4 million for the three months ended March 31, 2023. The decrease was primarily attributable to fewer average Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $5.2 million, or 14%, to $42.1 million for the three months ended March 31, 2024 from $36.9 million for the three months ended March 31, 2023. The 14% increase was primarily related to an increase in headcount and the hiring of more experienced team members, particularly at the leadership level, during 2023 and an increase in equity-based compensation of 11% related to stock option awards during the year.
General and administrative expenses
General and administrative expenses increased by $1.3 million, or 8%, to $17.2 million for the three months ended March 31, 2024 from $15.9 million for the three months ended March 31, 2023. This increase was primarily attributable to increased spending on software and professional services and $0.3 million asset impairment charges related to impairment of one office location the Company determined to sublease.
Bad debts
Bad debts decreased by $0.5 million, or 32%, to $1.1 million for the three months ended March 31, 2024 from $1.7 million for the three months ended March 31, 2023. The decrease during the three months ended March 31, 2024 was primarily attributable to a decrease in the average tenure of a terminated franchise.
Depreciation and amortization
Depreciation and amortization increased by $0.5 million, or 23%, to $2.6 million for the three months ended March 31, 2024 from $2.1 million for the three months ended March 31, 2023. This increase during the three months ended March 31, 2024 was primarily attributable to increased spending on software development since March 31, 2023, as well as book of business purchases since March 31, 2023.
Interest expense
Interest expenses decreased by $0.2 million for the three months ended March 31, 2024, to $1.5 million from $1.7 million for the three months ended March 31, 2023. The primary driver of this decrease during the three months ended March 31, 2024 was a decrease in total borrowings outstanding partially offset by the rising interest rate environment.
Tax benefit
Tax benefit increased by $1.8 million to $1.8 million for three months ended March 31, 2024 from $0.1 million for three months ended March 31, 2023. This increase is primarily due to the deferred tax impact of additional state tax filing requirements identified by the Company.

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
The following tables show Total Written Premium placed by corporate agents and franchisees for the three months ended 2024 and 2023 (in thousands).

	Three Months Ended March 31,		% Change
	2024	2023
Corporate sales Total Written Premium	$168,500	$146,829	15%
Franchise sales Total Written Premium	650,285	490,882	32%
Total Written Premium	$818,785	$637,711	28%
Policies in Force
Policies in Force means, as of any reported date, the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of March 31, 2024, we had 1.5 million Policies in Force compared to 1.5 million as of December 31, 2023 and 1.4 million as of March 31, 2023, representing a 3% and 13% increase, respectively.
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
NPS has remained steady to 91 as of March 31, 2024, from 91 as of March 31, 2023.
Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention decreased modestly to 85% at March 31, 2024 when compared to 86% at December 31, 2023 and 88% at March 31, 2023. For the trailing twelve months ended March 31, 2024, we retained 100% of the premiums we distributed in the trailing twelve months ended March 31, 2023, which decreased modestly from the 101% premium retention at December 31, 2023. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees from franchises relating to policies in their first term.
For the three months ended March 31, 2024, New Business Revenue grew 3% to $13.8 million, from $13.4 million for the three months ended March 31, 2023. Growth in New Business Revenue during the three months ended March 31, 2024 was primarily driven by growth in agent productivity and rising premium rates.

Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees from franchises received after the first term of a policy.
For the three months ended March 31, 2024, Renewal Revenue grew 17% to $45.0 million, from $38.6 million for the three months ended March 31, 2023. Growth in Renewal Revenue during the three months ended March 31, 2024 was primarily driven by Client Retention of 85% at March 31, 2024, and rising premium rates.
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
Core Revenue increased by $6.9 million, or 13%, to $58.8 million for the three months ended March 31, 2024 from $52.0 million for the three months ended March 31, 2023. The primary drivers of the increase during the three months ended March 31, 2024 were the higher number of policies in the renewal term from March 31, 2023 to March 31, 2024 as well as premium retention of 100% as of March 31, 2024.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $1.0 million, or 28%, to $2.5 million for the three months ended March 31, 2024 from $3.5 million for the three months ended March 31, 2023. The primary driver was a decrease in terminations of franchises, resulting in less acceleration of initial franchise fee revenue.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $0.6 million to $3.1 million for the three months ended March 31, 2024 from $2.5 million for the three months ended March 31, 2023.
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
Adjusted EBITDA increased by $1.5 million, or 15%, to $11.7 million for the three months ended March 31, 2024 from $10.2 million for the three months ended March 31, 2023. The primary driver of the increase in Adjusted EBITDA during the three months ended March 31, 2024 was growth in Total Revenue.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended March 31, 2024, Adjusted EBITDA Margin was 18% compared to 18% for the three months ended March 31, 2023 as a result of maintaining growth in expenses in proportion to growth in Total Revenue.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Total Revenues	$64,460	$57,955

Core Revenue:
Renewal Commissions(1)	$15,961	$15,818
Renewal Royalty Fees(2)	29,053	22,752
New Business Commissions(1)	5,681	5,517
New Business Royalty Fees(2)	6,234	5,671
Agency Fees(1)	1,911	2,230
Total Core Revenue	58,839	51,988
Cost Recovery Revenue:
Initial Franchise Fees(2)	2,245	3,063
Interest Income	250	397
Total Cost Recovery Revenue	2,495	3,460
Ancillary Revenue:
Contingent Commissions(1)	2,668	1,920
Other Franchise Revenues(2)	458	587
Total Ancillary Revenue	3,126	2,507
Total Revenues	$64,460	$57,955
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$1,809	$(181)
Interest expense	1,487	1,731
Depreciation and amortization	2,568	2,093
Tax benefit	(1,841)	(81)
Equity-based compensation	7,357	6,620
Impairment expense	347	—
Adjusted EBITDA	$11,727	$10,182
Adjusted EBITDA Margin(1)	18%	18%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($11,727/$64,460), and ($10,182/$57,955) for the three months ended March 31, 2024 and 2023, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three months ended March 31, 2024 and 2023. Note that totals may not sum due to rounding:

	Three Months Ended March 31,
	2024	2023
Earnings per share - basic (GAAP)	$0.07	$—
Add: equity-based compensation(1)	0.19	0.18
Add: impairment expense(2)	0.01	—
Adjusted EPS (non-GAAP)	$0.28	$0.17
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$7.4 million/(25.1 million + 12.9 million)] for the three months ended March 31, 2024 and [$6.6 million/ (23.2 million + 14.3 million)] for the three months ended March 31, 2023.
(2) Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$0.3 million/(25.1 million + 12.9 million)] for the three months ended March 31, 2024.
Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Revenue, Renewal Revenue, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of March 31, 2024, our cash and cash equivalents balance was $51.1 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends and distributions to our owners.
Credit agreement
See "Note 8. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by (used for) operating activities	$11,860	$(639)	$12,499
Net cash used for investing activities	(2,882)	(2,693)	(189)
Net cash provided by (used for) financing activities	91	(877)	968
Net increase (decrease) in cash and cash equivalents	9,070	(4,209)	13,279
Cash and cash equivalents, and restricted cash, beginning of period	44,047	30,387	13,660
Cash and cash equivalents, and restricted cash, end of period	$53,117	$26,178	$26,939
Operating activities
Net cash provided by operating activities was $11.9 million for the three months ended March 31, 2024 as compared to net cash used for operating activities of $0.6 million for the three months ended March 31, 2023. This increase in net cash provided by (used for) operating activities was primarily attributable to a $10.5 million decrease in prepaid expenses, a $2.0 million increase in net income, a $7.1 million increase in tax receivable agreement liability, offset by a $8.7 million increase in deferred tax assets.
Investing activities
Net cash used for investing activities was $2.9 million for the three months ended March 31, 2024, compared to net cash used for investing activities of $2.7 million for the three months ended March 31, 2023. This increase was primarily driven by a $1.8 million increase in capitalized software development costs offset by a $1.5 million decrease in the purchase of property and equipment.
Financing activities
Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2024 as compared to net cash used for financing activities of $0.9 million for the three months ended March 31, 2023. This increase in net cash provided by (used for) financing activities was primarily driven by an additional $1.6 million increase in cash proceeds from issuance of class A common stock offset by a $0.6 million increase in cash used for repayment of term notes.
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
Dividend policy
There have been no material changes to our dividend policy as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Tax receivable agreement
We entered into a tax receivable agreement with the Pre-IPO LLC Members on May 1, 2018 that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. See "Item 13. Certain relationships and related transactions, and director independence" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of March 31, 2024, aggregated by type (in thousands):

	Contractual obligations, commitments and contingencies
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$72,803	$11,526	$23,475	$21,690	$16,112
Debt obligations payable(2)	75,625	10,000	65,625	—	—
Interest expense(3)	10,617	5,168	5,449	—	—
Liabilities under the tax receivable agreement(4)	160,013	4,952	36,346	23,599	95,116
Total	$319,058	$31,646	$130,895	$45,289	$111,228

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.8 million and $2.0 million for the three months ended March 31, 2024 and 2023.
(2)The Company refinanced its credit facilities on July 21, 2021 in the form of a $100 million term loan, and $50 million revolving credit facility, of which nothing was drawn as of March 31, 2024.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of March 31, 2024.
(4)See "Item 2. Management's discussion and analysis of financial condition and results of operation - Tax receivable agreement."

Share Repurchase Program
On April 24, 2024, our board of directors approved a share repurchase program with authorization to purchase up to $100 million of our Class A common stock through March 31, 2025. The share repurchase program does not require the Company to acquire any dollar amount or number of shares of common stock and may be modified, suspended, or discontinued at any time. The timing, manner, price and amount of any repurchases will be determined at the discretion of management in accordance with applicable securities laws and other restrictions. Class A common stock acquired under the program will be retired upon repurchase. Additionally, for every repurchased share of Class A common stock, the Company will direct GF to repurchase, at the price paid to repurchase such share, and cancel an LLC unit of GF held by the Company.
Off-balance sheet arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements except for those described under “Contractual obligations, commitments and contingencies” above.

Critical accounting policies
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent accounting pronouncements
See "Note 2. Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” under Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as described in "Item 7A. Quantitative and qualitative disclosure of market risks" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
The information required by this Item is incorporated by reference to "Part I, Item I, Note 13. Litigation" in the condensed consolidated financial statements included herein.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

GOOSEHEAD INSURANCE, INC.

Date:	April 24, 2024	By:	/s/ Mark E. Jones
Mark E. Jones
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2024	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)