Form 10-Q
period 2024-06-30
Goosehead Insurance, Inc.
filed 2024-07-25
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 22, 2024, there were 24,208,239 shares of Class A common stock outstanding and 12,747,530 shares of Class B common stock outstanding.

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
•New Business Revenue: New Business Commissions, Agency Fees, and New Business Royalty Fees.
•New Business Royalty Fees: Royalty Fees received from Franchisees relating to policies in their first term
•NPS: Net Promoter Score is calculated based on a single question: “How likely are you to refer Goosehead Insurance to a friend, family member or colleague?” Clients that respond with a score of 6 or below are Detractors, a score of 7 or 8 are called Passives, and a score of 9 or 10 are Promoters. NPS is calculated by subtracting the percentage of Detractors from the percentage of Promoters.
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
•The Offering: The initial public offering completed by Goosehead Insurance, Inc. on May 1, 2018.
•Total Written Premium: As of any reported date, the total amount of current (non-cancelled) gross premium that is placed by Goosehead with its portfolio of Carriers.

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Commissions and agency fees	$31,619	$31,173	$57,840	$56,657
Franchise revenues	46,225	37,687	84,214	69,761
Interest income	244	417	494	814
Total revenues	78,088	69,277	142,548	127,232
Operating Expenses:
Employee compensation and benefits	42,551	37,483	84,681	74,365
General and administrative expenses	16,855	17,332	34,035	33,188
Bad debts	653	900	1,780	2,555
Depreciation and amortization	2,632	2,372	5,200	4,465
Total operating expenses	62,691	58,087	125,696	114,573
Income from operations	15,397	11,190	16,852	12,659
Other Income:
Interest expense	(1,982)	(1,709)	(3,469)	(3,440)
Other income (expense)	441	—	(6,286)	—
Income before taxes	13,856	9,481	7,097	9,219
Tax (benefit) expense	2,981	2,301	(5,587)	2,220
Net income	10,875	7,180	12,684	6,999
Less: net income attributable to non-controlling interests	4,677	3,514	4,672	3,414
Net income attributable to Goosehead Insurance, Inc.	$6,198	$3,666	$8,012	$3,585
Earnings per share:
Basic	$0.25	$0.15	$0.32	$0.15
Diluted	$0.24	$0.15	$0.29	$0.15
Weighted average shares of Class A common stock outstanding
Basic	24,693	23,689	24,890	23,448
Diluted	38,031	24,333	38,435	23,981

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$23,643	$41,956
Restricted cash	2,642	2,091
Commissions and agency fees receivable, net	8,820	12,903
Receivable from franchisees, net	11,046	9,720
Prepaid expenses	6,546	7,889
Total current assets	52,697	74,559
Receivable from franchisees, net of current portion	5,994	9,269
Property and equipment, net of accumulated depreciation	27,014	30,316
Right-of-use asset	35,475	38,406
Intangible assets, net of accumulated amortization	21,269	17,266
Deferred income taxes, net	191,275	181,209
Other assets	4,483	3,867
Total assets	$338,207	$354,892
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$16,141	$16,398
Premiums payable	2,642	2,091
Lease liability	9,174	8,897
Contract liabilities	3,456	4,129
Note payable	10,063	9,375
Liabilities under tax receivable agreement	4,952	—
Total current liabilities	46,428	40,890
Lease liability, net of current portion	52,614	57,382
Note payable, net of current portion	87,028	67,562
Contract liabilities, net of current portion	16,663	22,970
Liabilities under tax receivable agreement, net of current portion	155,207	149,302
Total liabilities	357,940	338,106
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 24,205 shares issued and outstanding as of June 30, 2024, 24,966 shares issued and outstanding as of December 31, 2023	242	250
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 12,748 issued and outstanding as of June 30, 2024, 12,954 shares issued and outstanding as of December 31, 2023	127	130
Additional paid in capital	77,748	103,228
Accumulated deficit	(38,349)	(47,056)
Total stockholders' equity	39,768	56,552
Non-controlling interests	(59,501)	(39,766)
Total equity	(19,733)	16,786
Total liabilities and equity	$338,207	$354,892

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2024	24,966	12,954	$250	$130	$103,228	$(47,056)	$56,552	$(39,766)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,862	—	1,863	—	1,863
Equity-based compensation	—	—	—	—	7,357	—	7,357	—	7,357
Activity under employee stock purchase plan	2	—	—	—	146	—	146	—	146
Redemption of LLC Units	196	(196)	2	(2)	(605)	—	(605)	605	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	439	—	439	(117)	322
Reallocation of Non-controlling interest	—	—	—	—	—	(217)	(217)	217	—
Balance March 31, 2024	25,230	12,758	$252	$128	$112,428	$(45,459)	$67,349	$(39,109)	$28,240

Distributions	—	—	—	—	—	—	—	(2,346)	(2,346)
Share Repurchases	(1,045)	—	(10)	—	(41,953)	—	(41,963)	(21,670)	(63,633)
Net income	—	—	—	—	—	6,198	6,198	4,677	10,875
Exercise of stock options	7	—	—	—	245	—	245	—	245
Equity-based compensation	—	—	—	—	6,632	—	6,632	—	6,632
Activity under employee stock purchase plan	2	—	—	—	128	—	128	—	128
Redemption of LLC Units	10	(10)	—	—	(29)	—	(29)	29	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	295	—	295	(170)	126
Reallocation of Non-controlling interest	—	—	—	—	—	912	912	(912)	—
Balance June 30, 2024	24,205	12,748	$242	$127	$77,748	$(38,349)	$39,768	$(59,501)	$(19,733)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2023	23,034	14,471	$228	$146	$70,866	$(60,570)	$10,670	$(44,294)	$(33,624)
Net loss	—	—	—	—	—	(81)	(81)	(100)	(181)
Exercise of stock options	17	—	—	—	173	—	173	—	173
Equity-based compensation	—	—	—	—	6,620	—	6,620	—	6,620
Activity under employee stock purchase plan	4	—	—	—	201	—	201	—	201
Redemption of LLC Units	323	(323)	3	(3)	(990)	—	(990)	990	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	699	—	699	129	828
Reallocation of Non-controlling interest	—	—	—	—	—	(103)	(103)	103	—
Balance March 31, 2023	23,379	14,147	$231	$143	$77,569	$(60,754)	$17,189	$(43,173)	$(25,984)

Distributions	—	—	—	—	—	—	—	(5,206)	(5,206)
Net income	—	—	—	—	—	3,666	3,666	3,514	7,180
Exercise of stock options	167	—	2	—	3,516	—	3,518	—	3,518
Equity-based compensation	—	—	—	—	5,872	—	5,872	—	5,872
Activity under employee stock purchase plan	2	—	—	—	144	—	144	—	144
Redemption of LLC Units	352	(352)	4	(4)	(1,112)	—	(1,112)	1,112	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	870	—	870	157	1,027
Reallocation of Non-controlling interest	—	—	—	—	—	(477)	(477)	477	—
Balance June 30, 2023	23,900	13,795	$237	$139	$86,859	$(57,565)	$29,670	$(43,118)	$(13,448)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$12,684	$6,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,387	4,578
Impairment expense	347	3,628
Bad debt expense	1,780	2,555
Equity-based compensation	13,989	12,492
Impacts of tax receivable agreement	10,858	8,497
Deferred income taxes	(9,618)	(7,376)
Noncash lease activity	(1,814)	332
Cloud computing arrangement implementation costs	(295)	—
Changes in operating assets and liabilities:
Receivable from franchisees	1,379	2,494
Commissions and agency fees receivable	3,267	3,022
Prepaid expenses	1,343	(7,712)
Other assets	(150)	661
Accounts payable and accrued expenses	(1,235)	(3,595)
Contract liabilities	(6,980)	(10,354)
Net cash provided by operating activities	30,942	16,221
Cash flows from investing activities:
Issuance of notes receivable to franchisees	(175)	—
Proceeds from notes receivable to franchisees	12	12
Capitalized software development costs	(5,212)	(2,496)
Cash consideration paid for asset acquisitions	—	(5,270)
Purchase of property and equipment	(447)	(3,532)
Net cash used for investing activities	(5,822)	(11,286)
Cash flows from financing activities:
Customer premiums, net	320	(107)
Debt issuance costs	(621)	—
Repayment of note payable	(4,391)	(13,125)
Proceeds from notes payable	25,000	—
Proceeds from the issuance of Class A common stock	2,383	4,037
Repurchases of Class A common stock	(63,184)	—
Member distributions and dividends	(2,389)	(5,206)
Net cash used for financing activities	(42,882)	(14,401)
Net decrease in cash and cash equivalents, and restricted cash	(17,762)	(9,466)
Cash and cash equivalents, and restricted cash, beginning of period	44,047	30,387
Cash and cash equivalents, and restricted cash, end of period	$26,285	$20,921

Supplemental disclosures of cash flow data:
Cash paid during the period for interest	$3,217	$3,282
Cash paid for income taxes	986	534
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
The Company had 13 and 12 corporate-owned locations in operation at June 30, 2024 and 2023, respectively. Franchisees are provided access to Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended June 30, 2024 and 2023, the Company onboarded 19 and 72 franchise locations, respectively, and had 1,122 and 1,344 operating franchise locations as of June 30, 2024 and 2023, respectively. No franchises were purchased during the three and six months ended June 30, 2024 and 2023.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at June 30, 2024 and December 31, 2023, and the condensed consolidated statements of operations, stockholders' equity and statements of cash flows for the three and six months ended June 30, 2024 and 2023. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.
During the three months ended June 30, 2024, the Company elected to change its presentation of the cash flows associated with "Premiums payable" from operating activities to present them as financing activities, net, within the Condensed Consolidated Statement of Cash Flows within the caption "Customer premiums, net". Comparative amounts have been recast to conform to current period presentation. This reclassification had no impact on the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Stockholders' Equity.
During the three months ended March 31, 2024, the Company recorded loss on remeasurement of the tax receivable agreement ("TRA") liability within "Tax (benefit) expense". For six months ended June 30, 2024, those amounts have been reclassified to Other income (expense) within the Condensed Consolidated Statement of Operations. This reclassification had no impact on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Stockholders' Equity, or Condensed Consolidated Statement of Cash Flows.

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
Based on a review of tangible assets during the three months ended March 31, 2024, the Company identified one office lease that would be subleased and completed a recoverability assessment for assets at that location. Based on the results of the recoverability assessment, the Company determined that the undiscounted cash flows of the assets were below their carrying values. As a result, the Company compared the fair values of the assets to their carrying values and recorded an impairment expense of $0.1 million for property and equipment and $0.2 million for right-of-use asset for the amount the carrying values exceeded the fair values. The Company determined the fair values by estimating sublease cash flows based on market rates for similar properties and discounted them using the Company's internal borrowing rate.
Based on a review of intangible assets during the three months ended June 30, 2023, the Company identified a group of internally-developed software assets that had not been placed into service and will not be completed. As a result, the Company determined the assets had no fair value and recorded an impairment expense of $1.1 million related to the asset group.
Based on a review of tangible assets during the three months ended June 30, 2023, the Company identified two office leases that would be subleased and completed a recoverability assessment for assets at those locations. Based on the results of the recoverability assessment, the Company determined that the undiscounted cash flows of the assets were below their carrying values. As a result, the Company compared the fair values of the assets to their carrying values and recorded an impairment expense of $1.4 million for property and equipment and $1.1 million for right-of-use asset for the amount the carrying values exceeded the fair values. The Company determined the fair values by estimating sublease cash flows based on market rates for similar properties and discounted them using the Company's internal borrowing rate.
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
Cash and Cash Equivalents, and Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the Carrier, in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $2.6 million and $1.8 million as of June 30, 2024 and 2023, respectively.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company earns interest on its cash balance that is held in interest-bearing checking accounts. During the three and six months ended June 30, 2024 the Company recognized $0.4 million and $0.4 million in interest income within Other income (expense) in the Condensed Consolidated Statements of Operations. No interest income was recognized during the three and six months ended June 30, 2023. As of June 30, 2024, the Company did not have any cash equivalents.
The following is a reconciliation of our cash and cash equivalents and restricted cash balances as presented in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$23,643	$19,131
Restricted cash	2,642	1,790
Cash and cash equivalents, and restricted cash	$26,285	$20,921

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

3. Revenue
Commissions and fees
The Company earns commissions, which are paid as a percentage of the policy premiums placed by the Company, by performing its obligation to identify, place, and make effective insurance coverage on behalf of its customer, the insured. The Company defines the term of the policy as the contractual period the policy provides insurance coverage to the insured, which is typically one year or less. Commissions earned for the placement of the initial policy term for a given insurance product are recorded as New Business Commissions. New Business Commissions are earned at a point in time on the effective date of the policy, which is when the customer’s unilateral right to cancel the policy without consideration expires, as the Company has no further performance obligations for the initial term once the policy is placed and made effective.

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
The Company must estimate the amount of consideration that will be received such that a significant reversal of revenue is not probable. Contingent commissions represent a form of variable consideration associated with the placement and profitability of coverage, for which we earn commissions. Contingent commissions are estimated, with a constraint applied, and accrued in relation to the satisfaction of the performance obligations for the period over which the contract applies. The resulting effect on the timing of recognizing contingent commissions closely follows a similar pattern as our commissions and fees with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available.
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

Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$20,591	$18,541	$36,552	$34,359
New Business Commissions	6,682	6,257	12,363	11,774
Agency Fees	2,137	2,404	4,048	4,634
Contingent Commissions	2,209	3,971	4,877	5,890
Franchise revenues
Renewal Royalty Fees	36,828	27,552	65,881	50,304
New Business Royalty Fees	7,169	6,267	13,402	11,909
Initial Franchise Fees	1,631	3,287	3,875	6,350
Other Franchise Revenues	598	581	1,055	1,198
Interest Income	244	417	494	814
Total Revenues	$78,088	$69,277	$142,548	$127,232

Timing of revenue recognition:
Transferred at a point in time	$29,410	$27,202	$52,962	$50,767
Transferred over time	48,678	42,075	89,586	76,465
Total Revenues	$78,088	$69,277	$142,548	$127,232

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	June 30, 2024	December 31, 2023	Increase/(decrease)
Cost to obtain franchise contracts(1)	$1,920	$2,309	$(389)
Commissions and agency fees receivable, net	8,820	12,903	(4,083)
Receivable from franchisees(2)	17,040	18,989	(1,949)
Contract liabilities(2)(3)	20,119	27,099	(6,980)
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended June 30, 2024 was included in the contract liabilities balance as of December 31, 2023.

Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2023	$27,099
Revenue recognized during the period	(3,875)
New deferrals(1)	1,595
Write offs(2)	(4,700)
Contract liabilities at June 30, 2024	$20,119
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement.
(2) Franchise Fees, net of recognized revenue, no longer deferred due to the termination of the Franchise Agreement.

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Franchise fees receivable(1)	$7,567	$15,096
Less: Unamortized discount(1)	(2,154)	(4,388)
Less: Allowance for uncollectible franchise fees(1)	(32)	(223)
Net franchise fees receivable(1)	$5,381	$10,485
(1) Includes both the current and long term portion of this balance.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2023	$223
Charges to bad debts	379
Write offs	(570)
Balance at June 30, 2024	$32

Balance at December 31, 2022	$487
Charges to bad debts	823
Write offs	(889)
Balance at June 30, 2023	$421

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2023	$508
Charges to bad debts	816
Write offs	(925)
Balance at June 30, 2024	$399

Balance at December 31, 2022	$450
Charges to bad debts	876
Write offs	(673)
Balance at June 30, 2023	$653

6. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Furniture & fixtures	$11,418	$11,306
Computer equipment	4,727	4,482
Network equipment	478	436
Phone system	326	326
Leasehold improvements	36,244	36,285
Total	53,193	52,834
Less accumulated depreciation	(26,179)	(22,518)
Property and equipment, net	$27,014	$30,316
Depreciation expense was $3.7 million and $3.8 million for six months ended June 30, 2024 and 2023, respectively.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7. Intangible assets
Intangible assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer software & web domain	$19,051	$13,509
Books of business	6,895	6,895
Total	25,946	20,404
Less: accumulated amortization	(4,677)	(3,138)
Intangible assets, net	$21,269	$17,266
Amortization expense was $1.5 million and $0.7 million for six months ended June 30, 2024 and 2023, respectively.
8. Debt
On July 21, 2021, the Company refinanced its $25 million revolving credit facility and $80 million term note payable to a $50 million revolving credit facility and $100 million term note payable in order to obtain a more favorable interest rate on the outstanding debt. The revolving credit facility and term note are collateralized by substantially all the Company’s assets, which includes rights to future commissions and royalties.
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
As of June 30, 2024, the Company had nothing drawn against the revolving credit facility and had a letter of credit of $0.2 million applied against the maximum borrowing availability. Borrowings under the revolving credit facility are payable on July 21, 2026. Thus, amounts available to draw totaled $74.8 million. The term note is payable in quarterly installments of $2.5 million, with a balloon payment of $80.5 million on July 21, 2026.
The interest rate applicable to both the revolving credit facility and the term note for each leverage ratio tier is as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
> 1.50x	SOFR + 200 bps
> 2.50x	SOFR + 225 bps
> 3.50x	SOFR + 250 bps

As of June 30, 2024, the interest rate applicable for the credit facilities was SOFR plus 200 basis points.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2024	$5,031
2025	10,063
2026	83,016
2027	—
2028	—
Total	$98,109

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. As of June 30, 2024, the Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the credit agreement, was 4x. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of June 30, 2024, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at June 30, 2024 and December 31, 2023, approximates fair value using Level 2 inputs, described below.
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
Income tax (benefit) expense
Provision expense from income taxes was $3.0 million for the three months ended June 30, 2024 compared to $2.3 million for the three months ended June 30, 2023. The effective tax rate was 22% for the three months ended June 30, 2024 compared to 24% for the three months ended June 30, 2023. Tax benefit was $5.6 million for the six months ended June 30, 2024 compared to tax expense of $2.2 million for the six months ended June 30, 2023. The effective tax rate was (79)% for the six months ended June 30, 2024 and 24% for the six months ended June 30, 2023. The change in the effective tax rate was primarily due to changes in state apportionment and related state filing requirements.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Deferred taxes
Deferred tax assets at June 30, 2024 were $191.3 million compared to $181.2 million at December 31, 2023. The primary contributing factors to the increase in deferred tax assets are additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the six months ended June 30, 2024 and an increase in the blended state tax rate due to changes in state apportionment and related state filing requirements.
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
During the three and six months ended June 30, 2024, an aggregate of 10,008 and 206,129 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 10,008 and 206,129 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of June 30, 2024, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $160.2 million, of which $5.0 million was current and included in Liabilities under tax receivable agreement within Current liabilities on the Condensed Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments. Additionally, during the six months ended June 30, 2024, the Company's effective tax rate increased due to changes in state apportionment and related state filing requirements. This resulted in a remeasurement of its TRA liability of $6.7 million, which has been reported in "Other income (expense)" on the Condensed Consolidated Statement of Operations.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of June 30, 2024.
10. Stockholders' Equity
Class A Common Stock
GSHD has a total of 24,205 thousand shares of its Class A common stock outstanding at June 30, 2024. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 12,748 thousand shares of its Class B common stock outstanding at June 30, 2024. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and six months ended June 30, 2024 and 2023, divided by the basic weighted average number of Class A common stock as of the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts).
Diluted EPS of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to Goosehead Insurance, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of the Company’s Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related GF LLC Units, are exchangeable into shares of Class A common stock on a one-for-one basis. The Company calculates the effects of the conversion of Class B shares to Class A shares using the "if-converted" method and includes such effects in the calculation of diluted EPS if the effects are dilutive.
The following table summarizes the calculation of EPS for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to GSHD - Basic	$6,198	$3,666	$8,012	$3,585
Less: net income attributable to non-controlling interests(1)	4,677	3,514	4,672	3,414
Add: income tax effect on income attributable to non-controlling interests assuming conversion of Class B common shares(1)	(1,735)	—	(1,566)	—
Net income available to GSHD - Diluted	$9,140	$7,180	$11,118	$6,999

Denominator:
Basic EPS
Weighted average outstanding Class A common shares - Basic	24,693	23,689	24,890	23,448
Earnings per share of Class A common stock - Basic	$0.25	$0.15	$0.32	$0.15

Diluted EPS
Weighted average outstanding Class A common shares - Basic	24,693	23,689	24,890	23,448
Effect of dilutive securities:
Weighted average outstanding Class B common shares (if-converted)(1)	12,751	—	12,807	—
Stock options(2)	588	644	738	533
Weighted average outstanding Class A common shares - Diluted	38,031	24,333	38,435	23,981

Earnings per share of Class A common stock - Diluted	$0.24	$0.15	$0.29	$0.15

(1) For the three and six months ended June 30, 2024, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 12,751 and 12,807 common shares (assuming the conversion of all

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
outstanding class B common stock) were included in Weighted average outstanding Class A common shares - Diluted and (b) $2.9 million and $3.1 million of non-controlling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income attributable to GSHD - Basic to arrive at Net income available to GSHD - diluted. For the three and six months ended June 30, 2023, the impact of the conversion of Class B common shares to Class A common shares is excluded from the calculation of Diluted EPS because inclusion of such shares would be anti-dilutive.
(2) Dilutive stock options is computed using the treasury stock method, which are not participating securities. 1,576 and 1,272 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended June 30, 2024 because the effect would have been anti-dilutive. 1,543 and 2,178 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended June 30, 2023 because the effect would have been anti-dilutive.

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
During the three months ended June 30, 2024, the Company repurchased and retired 1,045 thousand shares of Class A common stock at an average price of $60.46, for an aggregate $63.6 million. All repurchases were made in open-market transactions and recorded at their aggregate transaction cost inclusive of commissions and excise taxes. As of June 30, 2024, the Company had remaining authorization under the share repurchase program to purchase up to approximately $36.8 million of the Company's Class A common stock.
11. Non-controlling interest
GSHD is the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and six months ended June 30, 2024, GF made distributions of $6.5 million and $6.5 million, of which $2.2 million and $2.2 million was made to Pre-IPO LLC Members. The remaining $4.3 million and $4.3 million was made to GSHD and was eliminated in consolidation.
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
During the three and six months ended June 30, 2024, an aggregate of 10 thousand and 206 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 10 thousand and 206 thousand shares of Class A common stock in connection with these redemptions and received 10 thousand and 206 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 10 thousand and 206 thousand shares of Class B common stock were surrendered and cancelled.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the ownership interest in GF as of June 30, 2024 (in thousands):

	June 30, 2024
	LLC Units	Ownership %
Number of LLC Units held by GSHD	24,205	65.5%
Number of LLC Units held by non-controlling interest holders	12,748	34.5%
Number of LLC Units outstanding	36,953	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2024 was 34.1% and 34.0%.

12. Equity-Based Compensation
Stock option expense was $6.6 million and $14.0 million for the three and six months ended June 30, 2024. Stock option expense was $5.9 million and $12.5 million for the three and six months ended June 30, 2023.

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
On November 10, 2022, a verified stockholder class action complaint for declaratory relief, captioned Mickey Dollens v. Goosehead Insurance, Inc., C.A. No. 2022-1018-JTL, was filed in the Court of Chancery of the State of Delaware (the “Dollens Action”), alleging certain corporate governance documents adopted by the Company were invalid under Delaware law. On August 8, 2023, the parties entered into a proposed settlement providing for certain non-monetary benefits to the class (i.e., revisions to the Company's Stockholder Agreement). Additionally, the plaintiffs have petitioned the Court for attorneys’ fees and litigation expenses. The matter is currently stayed. While there can be no assurance regarding the ultimate outcome of the petition, the Company believes a potential loss, if any, would not be material.

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
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide consumers with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver to consumers a superior insurance experience. Our management team continues to own approximately 35% of the company, representing our commitment to the long-term success of the Company.
Financial Highlights for the Second Quarter of 2024:
•Total revenue increased 13% from the second quarter of 2023 to $78.1 million
•Core Revenue* increased by 20% from the second quarter of 2023 to $73.4 million
•Total Written Premiums placed increased 30% from the prior-year period to $998.9 million
•Net income increased by $3.7 million from the second quarter of 2023 to $10.9 million, or 14% of total revenues
•Adjusted EBITDA* increased 7% from the second quarter of 2023 to $24.7 million, or 32% of total revenues
•Basic and diluted earnings per share were $0.25 and $0.24, respectively, and Adjusted EPS* was $0.43 per share for the three months ended June 30, 2024
•Policies in Force increased 11% from June 30, 2023 to 1,588,000 at June 30, 2024
•Corporate sales headcount increased 12% from June 30, 2023 to 313 at June 30, 2024
◦As of June 30, 2024, 157 of these Corporate sales agents had less than one year of tenure and 156 had greater than one year of tenure
•Total franchises decreased 33% compared to the prior-year period to 1,165; total operating franchises decreased 17% from June 30, 2023 to 1,122 at June 30, 2024
◦As of June 30, 2024, 89 operating Franchisees had less than one year of tenure and 1,033 operating Franchisees had greater than one year of tenure
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Certain income statement line items
Revenues
For the three months ended June 30, 2024, revenue increased by 13% to $78.1 million from $69.3 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, revenue increased by 12% to $142.5 million from $127.2 million for the six months ended June 30, 2023. Total Written Premium, which we believe is the best leading indicator of future revenue, increased to $999 million for the three months ended June 30, 2024 from $767 million for the three months ended June 30, 2023. Total Written Premium increased 29% for the six months ended June 30, 2024 to $1,818 million from $1,405 million for the six months ended June 30, 2023. Total Written Premiums drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2024		2023		2024		2023
Core Revenue:
Renewal Commissions(1)	$20,591	26%	$18,541	27%	$36,552	26%	$34,359	27%
Renewal Royalty Fees(2)	36,828	47%	27,552	40%	65,881	46%	50,304	40%
New Business Commissions(1)	6,682	9%	6,257	9%	12,363	9%	11,774	9%
New Business Royalty Fees(2)	7,169	9%	6,267	9%	13,402	9%	11,909	9%
Agency Fees(1)	2,137	3%	2,404	3%	4,048	3%	4,634	4%
Total Core Revenue	73,407	94%	61,021	88%	132,246	93%	112,980	89%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,631	2%	3,287	5%	3,875	3%	6,350	5%
Interest Income	244	—%	417	1%	494	—%	814	1%
Total Cost Recovery Revenue	1,875	2%	3,704	5%	4,369	3%	7,164	6%
Ancillary Revenue:
Contingent Commissions(1)	2,209	3%	3,971	6%	4,877	3%	5,890	5%
Other Franchise Revenues(2)	598	1%	581	1%	1,055	1%	1,198	1%
Total Ancillary Revenue	2,807	4%	4,552	7%	5,933	4%	7,088	6%
Total Revenues	$78,088	100%	$69,277	100%	$142,548	100%	$127,232	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and six months ended June 30, 2024 and 2023. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenues:
Commissions and agency fees	$31,619	40%	$31,173	45%	$57,840	41%	$56,657	45%
Franchise revenues	46,225	59%	37,687	54%	84,214	59%	69,761	55%
Interest income	244	—%	417	1%	494	—%	814	1%
Total revenues	78,088	100%	69,277	100%	142,548	100%	127,232	100%
Operating Expenses:
Employee compensation and benefits	42,551	68%	37,483	65%	84,681	67%	74,365	65%
General and administrative expenses	16,855	27%	17,332	30%	34,035	27%	33,188	29%
Bad debts	653	1%	900	2%	1,780	1%	2,555	2%
Depreciation and amortization	2,632	4%	2,372	4%	5,200	4%	4,465	4%
Total operating expenses	62,691	100%	58,087	100%	125,696	100%	114,573	100%
Income from operations	15,397		11,190		16,852		12,659
Other Income (Expense):
Interest expense	(1,982)		(1,709)		(3,469)		(3,440)
Other income (expense)	441		—		(6,286)		—
Income before taxes	13,856		9,481		7,097		9,219
Tax (benefit) expense	2,981		2,301		(5,587)		2,220
Net income	10,875		7,180		12,684		6,999
Less: net income attributable to non-controlling interests	4,677		3,514		4,672		3,414
Net income attributable to Goosehead Insurance, Inc.	$6,198		$3,666		$8,012		$3,585

Revenues
For the three months ended June 30, 2024 revenue increased 13% to $78.1 million from $69.3 million for the three months ended June 30, 2023. For the six months ended June 30, 2024 revenue increased 12% to $142.5 million from $127.2 million for the six months ended June 30, 2023.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.

The following table sets forth these revenue streams by amount and as a percentage of total commissions and agency fees for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Core Revenue:
Renewal Commissions	$20,591	65%	$18,541	59%	$36,552	63%	$34,359	61%
New Business Commissions	6,682	21%	6,257	20%	12,363	21%	11,774	21%
Agency Fees	2,137	7%	2,404	8%	4,048	8%	4,634	8%
Total Core Revenue:	29,410	93%	27,202	87%	52,962	92%	50,767	90%
Ancillary Revenue:
Contingent Commissions	2,209	7%	3,971	13%	4,877	8%	5,890	10%
Commissions and agency fees	$31,619	100%	$31,173	100%	$57,840	100%	$56,657	100%

Renewal Commissions increased by $2.1 million, or 11%, to $20.6 million for the three months ended June 30, 2024 from $18.5 million for the three months ended June 30, 2023. Renewal Commissions increased by $2.2 million, or 6%, to $36.6 million for the six months ended June 30, 2024 from $34.4 million for the six months ended June 30, 2023. The increase during the three and six months ended June 30, 2024 was primarily attributable to an increase in the number of policies in the renewal term from June 30, 2023 to June 30, 2024 and premium rate increases.
New Business Commissions increased by $0.4 million, or 7%, to $6.7 million for the three months ended June 30, 2024 from $6.3 million for the three months ended June 30, 2023. New Business Commissions increased by $0.6 million, or 5%, to $12.4 million for the six months ended June 30, 2024 from $11.8 million for the six months ended June 30, 2023. The increase during the three and six months ended June 30, 2024 was primarily driven by an increase in the number of Corporate Sales agents.
Revenue from Agency Fees decreased by $0.3 million, or 11%, to $2.1 million for the three months ended June 30, 2024 from $2.4 million for the three months ended June 30, 2023. Revenue from Agency Fees decreased by $0.6 million, or 13%, to $4.0 million for the six months ended June 30, 2024 from $4.6 million for the six months ended June 30, 2023. The decrease in Agency Fees during the three and six months ended June 30, 2024 was primarily attributable to a decrease in the percentage of policies written where an Agency Fee was charged.
Revenue from Contingent Commissions decreased by $1.8 million to $2.2 million for the three months ended June 30, 2024 from $4.0 million for the three months ended June 30, 2023. Revenue from Contingent Commissions decreased by $1.0 million, to $4.9 million for the six months ended June 30, 2024 from $5.9 million for the six months ended June 30, 2023. The decrease during the three and six months ended June 30, 2024 was primarily attributable to additional profitability requirements in order to earn a contingent bonus.

Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth these revenue streams by amount and as a percentage of franchise revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Core Revenues:
Renewal Royalty Fees	$36,828	80%	$27,552	73%	$65,881	78%	$50,304	72%
New Business Royalty Fees	7,169	16%	6,267	17%	13,402	16%	11,909	17%
Total Core Revenues:	43,997	95%	33,819	90%	79,284	94%	62,213	89%
Cost Recovery Revenues:
Initial Franchise Fees	1,631	4%	3,287	9%	3,875	5%	6,350	9%
Ancillary Revenues:
Other Franchise Revenues	598	1%	581	2%	1,055	1%	1,198	3%
Franchise revenues	$46,226	100%	$37,687	100%	$84,214	100%	$69,761	100%

Revenue from Renewal Royalty Fees increased by $9.3 million, or 34%, to $36.8 million for the three months ended June 30, 2024 from $27.6 million for the three months ended June 30, 2023. Revenue from Renewal Royalty Fees increased by $15.6 million, or 31%, to $65.9 million for the six months ended June 30, 2024 from $50.3 million for the six months ended June 30, 2023. The increase in revenue from Renewal Royalty Fees during the three and six months ended June 30, 2024 was primarily attributable to an increase in the number of policies in the renewal term and rising premium rates.
Revenue from New Business Royalty Fees increased by $0.9 million, or 14%, to $7.2 million for the three months ended June 30, 2024 from $6.3 million for the three months ended June 30, 2023. Revenue from New Business Royalty Fees increased by $1.5 million, or 13%, to $13.4 million for the six months ended June 30, 2024 from $11.9 million for the six months ended June 30, 2023. The increase in revenue from New Business Royalty Fees during the three and six months ended June 30, 2024 was primarily attributable to an increase in agent productivity and rising premium rates.
Revenue from Initial Franchise Fees decreased by $1.7 million, or 50%, to $1.6 million for the three months ended June 30, 2024 from $3.3 million for the three months ended June 30, 2023. Revenue from Initial Franchise Fees decreased by $2.5 million, or 39%, to $3.9 million for the six months ended June 30, 2024 from $6.4 million for the six months ended June 30, 2023. The primary reason for this decrease was lower turnover of franchises during the period, which avoids accelerated recognition of Initial Franchise Fees for terminated franchises.
Interest income
Interest income decreased by $0.2 million, or 41%, to $0.2 million for the three months ended June 30, 2024 from $0.4 million for the three months ended June 30, 2023. Interest income decreased by $0.3 million, or 39%, to $0.5 million for the six months ended June 30, 2024 from $0.8 million for the six months ended June 30, 2023. The decrease was primarily attributable to fewer average Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $5.1 million, or 14%, to $42.6 million for the three months ended June 30, 2024 from $37.5 million for the three months ended June 30, 2023. Employee compensation and benefits expenses increased by $10.3 million, or 14%, to $84.7 million for the six months ended June 30, 2024 from $74.4 million for the six months ended June 30, 2023. The increase was primarily related to an investments in corporate producers, partnership, technology, and service functions, and an increase in equity-based compensation of 12% related to stock option awards during the year.

General and administrative expenses
General and administrative expenses decreased by $0.5 million, or 3%, to $16.9 million for the three months ended June 30, 2024 from $17.3 million for the three months ended June 30, 2023. The decrease was primarily attributable to impairment charges in the prior year offset by increased spending on software. General and administrative expenses increased by $0.8 million, or 3%, to $34.0 million for the six months ended June 30, 2024 from $33.2 million for the six months ended June 30, 2023. This increase was primarily attributable to increased spending on software offset by a decrease in asset impairment charges and professional services.
Bad debts
Bad debts decreased by $0.2 million, or 27%, to $0.7 million for the three months ended June 30, 2024 from $0.9 million for the three months ended June 30, 2023. Bad debts decreased by $0.8 million, or 30%, to $1.8 million for the six months ended June 30, 2024 from $2.6 million for the six months ended June 30, 2023. The decrease during the three and six months ended June 30, 2024 was primarily attributable to lower turnover of franchises during the periods.
Depreciation and amortization
Depreciation and amortization increased by $0.3 million, or 11%, to $2.6 million for the three months ended June 30, 2024 from $2.4 million for the three months ended June 30, 2023. Depreciation and amortization increased by $0.7 million, or 16%, to $5.2 million for the six months ended June 30, 2024 from $4.5 million for the six months ended June 30, 2023. This increase during the three and six months ended June 30, 2024 was primarily attributable to increased spending on software development since June 30, 2023.
Interest expense
Interest expense increased by $0.3 million for the three months ended June 30, 2024, to $2.0 million from $1.7 million for the three months ended June 30, 2023. Interest expense increased to $3.5 million for the six months ended June 30, 2024 from $3.4 million for the six months ended June 30, 2023. The primary driver of this increase during the three and six months ended June 30, 2024 was an increase in total borrowings outstanding during the periods.
Other income (expense)
Other income (expense) consists of remeasurements of our TRA liability and interest income. Other income (expense) increased by $0.4 million for the three months ended June 30, 2024 as a result of interest income generated by cash held in interest-bearing checking accounts. Other income (expense) decreased by $6.3 million for the six months ended June 30, 2024 primarily due to remeasurements of our TRA liability due to an increase in the effective tax rate resulting from changes in state apportionment and related state filing requirements.
Tax (benefit) expense
Tax expense increased by $0.7 million for the three months ended June 30, 2024, to $3.0 million from expense of $2.3 million for the three months ended June 30, 2023 primarily due to an increase in income before taxes. Tax (benefit) expense decreased by $7.8 million for the six months ended June 30, 2024 to a benefit of $5.6 million from expense of $2.2 million for six months ended June 30, 2023. This is primarily due to the deferred tax impact of changes in state apportionment and related state filing requirements.

Key performance indicators
Our key operating metrics are discussed below:
Total Written Premium
Total Written Premium represents for any reported period, the total amount of current (non-cancelled) gross premium that is placed by Goosehead with its portfolio of Carriers. Total Written Premium placed is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
The following tables show Total Written Premium placed by corporate agents and franchisees for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended June 30,		% Change
	2024	2023
Corporate sales Total Written Premium	$205,788	$179,638	15%
Franchise sales Total Written Premium	793,087	587,614	35%
Total Written Premium	$998,875	$767,252	30%

	Six Months Ended June 30,		% Change
	2024	2023
Corporate sales Total Written Premium	$374,288	$326,467	15%
Franchise sales Total Written Premium	1,443,372	1,078,496	34%
Total Written Premium	$1,817,660	$1,404,963	29%
Policies in Force
Policies in Force means, as of any reported date, the total count of current (non-cancelled) policies placed by Goosehead with its portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of June 30, 2024, we had 1.6 million Policies in Force compared to 1.5 million as of December 31, 2023 and 1.4 million as of June 30, 2023, representing a 7% and 11% increase, respectively.
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
NPS has remained steady at 91 as of June 30, 2024, compared to 91 as of June 30, 2023.
Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention decreased modestly to 84% at June 30, 2024 when compared to 86% at December 31, 2023 and 88% at June 30, 2023. For the trailing twelve months ended June 30, 2024, we retained 99% of the premiums we distributed in the trailing twelve months ended June 30, 2023, which decreased modestly from the 101% premium retention at December 31, 2023. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.

New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees from franchises relating to policies in their first term.
For the three months ended June 30, 2024, New Business Revenue grew 7% to $16.0 million, from $14.9 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, New Business Revenue grew 5% to $29.8 million, from $28.3 million for the six months ended June 30, 2023. Growth in New Business Revenue during the three and six months ended June 30, 2024 was primarily driven by growth in productivity and rising premium rates.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees from franchises received after the first term of a policy.
For the three months ended June 30, 2024, Renewal Revenue grew 25% to $57.4 million, from $46.1 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, Renewal Revenue grew 21% to $102.4 million, from $84.7 million for the six months ended June 30, 2023. Growth in Renewal Revenue during the three and six months ended June 30, 2024 was primarily driven by Client Retention of 84% at June 30, 2024, and rising premium rates.
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
Core Revenue increased by $12.4 million, or 20%, to $73.4 million for the three months ended June 30, 2024 from $61.0 million for the three months ended June 30, 2023. Core Revenue increased by $19.3 million, or 17%, to $132.2 million for the six months ended June 30, 2024 from $113.0 million for the six months ended June 30, 2023. The primary drivers of the increase during the three and six months ended June 30, 2024 were the higher number of policies in the renewal term from June 30, 2023 to June 30, 2024 as well as premium retention of 99% as of June 30, 2024.

Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $1.8 million, or 49%, to $1.9 million for the three months ended June 30, 2024 from $3.7 million for the three months ended June 30, 2023. The primary driver of the decrease was a decrease in total franchises. Cost Recovery Revenue decreased by $2.8 million, or 39%, to $4.4 million for the six months ended June 30, 2024 from $7.2 million for the six months ended June 30, 2023. The primary driver was a decrease in terminations of franchises, resulting in less acceleration of initial franchise fee revenue.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue decreased by $1.7 million to $2.8 million for the three months ended June 30, 2024 from $4.6 million for the three months ended June 30, 2023. Ancillary Revenue decreased by $1.2 million to $5.9 million for the six months ended June 30, 2024 from $7.1 million for the six months ended June 30, 2023. The decrease was primarily attributable to additional profitability requirements in order to earn a contingent bonus.
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
Adjusted EBITDA increased by $1.6 million, or 7%, to $24.7 million for the three months ended June 30, 2024 from $23.1 million for the three months ended June 30, 2023. Adjusted EBITDA increased by $3.1 million, or 9%, to $36.4 million for the six months ended June 30, 2024 from $33.2 million for the six months ended June 30, 2023. The primary driver of the increase in Adjusted EBITDA during the three and six months ended June 30, 2024 was growth in Total Revenue.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended June 30, 2024, Adjusted EBITDA Margin was 32% compared to 33% for the three months ended June 30, 2023. For the six months ended June 30, 2024, Adjusted EBITDA Margin was 26% compared to 26% for the six months ended June 30, 2023 as a result of maintaining growth in expenses in proportion to growth in Total Revenue.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.

GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Revenues	$78,088	$69,277	$142,548	$127,232

Core Revenue:
Renewal Commissions(1)	$20,591	$18,541	$36,552	$34,359
Renewal Royalty Fees(2)	36,828	27,552	65,881	50,304
New Business Commissions(1)	6,682	6,257	12,363	11,774
New Business Royalty Fees(2)	7,169	6,267	13,402	11,909
Agency Fees(1)	2,137	2,404	4,048	4,634
Total Core Revenue	73,407	61,021	132,246	112,980
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,631	3,287	3,875	6,350
Interest Income	244	417	494	814
Total Cost Recovery Revenue	1,875	3,704	4,369	7,164
Ancillary Revenue:
Contingent Commissions(1)	2,209	3,971	4,877	5,890
Other Franchise Revenues(2)	598	581	1,055	1,198
Total Ancillary Revenue	2,807	4,552	5,933	7,088
Total Revenues	$78,088	$69,277	$142,548	$127,232
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$10,875	$7,180	$12,684	$6,999
Interest expense	1,982	1,709	3,469	3,440
Depreciation and amortization	2,632	2,372	5,200	4,465
Tax (benefit) expense	2,981	2,301	(5,587)	2,220
Equity-based compensation	6,632	5,872	13,989	12,492
Impairment expense	—	3,628	347	3,628
Other (income) expense	(441)	—	6,286	—
Adjusted EBITDA	$24,661	$23,062	$36,388	$33,244
Adjusted EBITDA Margin(1)	32%	33%	26%	26%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($24,661/$78,088), and ($23,062/$69,277) for the three months ended June 30, 2024 and 2023, respectively. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($36,388/$142,548), and ($33,244/$127,232) for the six months ended June 30, 2024 and 2023, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and six months ended June 30, 2024 and 2023. Note that totals may not sum due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per share - basic (GAAP)	$0.25	$0.15	$0.32	$0.15
Add: equity-based compensation(1)	0.18	0.16	0.37	0.33
Add: impairment expense(2)	—	0.10	0.01	0.10
Adjusted EPS (non-GAAP)	$0.43	$0.41	$0.70	$0.58
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$6.6 million/(24.7 million + 12.8 million)] for the three months ended June 30, 2024 and [$5.9 million/ (23.7 million + 13.9 million)] for the three months ended June 30, 2023. Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$14.0 million/(24.9 million + 12.8 million)] for the six months ended June 30, 2024 and [$12.5 million/ (23.4 million + 14.1 million)] for the six months ended June 30, 2023.
(2) Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$0.3 million/(24.9 million + 12.8 million)] for the six months ended June 30, 2024. Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$3.6 million/(23.7 million + 13.9 million)] for the three months ended June 30, 2023. Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$3.6 million/(23.4 million + 14.1 million)] for the six months ended June 30, 2023. No impairment was recorded for the three months ended June 30, 2024.
Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Revenue, Renewal Revenue, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of June 30, 2024, our cash and cash equivalents balance was $23.6 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends, share repurchases, and distributions to our owners.
Credit agreement
See "Note 8. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by operating activities	$30,942	$16,221	$14,721
Net cash used for investing activities	(5,822)	(11,286)	5,464
Net cash used for financing activities	(42,882)	(14,401)	(28,481)
Net decrease in cash and cash equivalents	(17,762)	(9,466)	(8,296)
Cash and cash equivalents, and restricted cash, beginning of period	44,047	30,387	13,660
Cash and cash equivalents, and restricted cash, end of period	$26,285	$20,921	$5,364
Operating activities
Net cash provided by operating activities was $30.9 million for the six months ended June 30, 2024 as compared to net cash provided by operating activities of $16.2 million for the six months ended June 30, 2023. This increase in net cash provided by operating activities was primarily attributable to a $5.7 million increase in net income and a $9.1 million decrease in prepaid expenses.

Investing activities
Net cash used for investing activities was $5.8 million for the six months ended June 30, 2024, compared to net cash used for investing activities of $11.3 million for the six months ended June 30, 2023. This decrease was primarily driven by a $8.4 million decrease in purchases of books of business and property and equipment offset by a $2.7 million increase in capitalized software development costs.
Financing activities
Net cash used for financing activities was $42.9 million for the six months ended June 30, 2024 as compared to net cash used for financing activities of $14.4 million for the six months ended June 30, 2023. This increase in net cash used for financing activities was primarily driven by repurchases of our Class A common stock for $63.2 million offset by new borrowings under our term loan of $25.0 million and an $8.7 million decrease in repayments on our term loan.
Future sources and uses of liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) our revolving credit facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future.
We expect that our primary liquidity needs will comprise cash to (1) provide capital to facilitate the organic growth of our business, (2) pay operating expenses, including cash compensation to our employees, (3) make payments under the tax receivable agreement, (4) pay interest and principal due on borrowings under our Credit Agreement (5) pay income taxes, (6) repurchase shares under our Share Repurchase Program, and (7) when deemed advisable by our board of directors, pay dividends.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of June 30, 2024, aggregated by type (in thousands):

	Contractual obligations, commitments and contingencies
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$69,527	$11,401	$23,197	$21,164	$13,765
Debt obligations payable(2)	98,110	10,063	88,047	—	—
Interest expense(3)	13,672	7,036	6,636	—	—
Liabilities under the tax receivable agreement(4)	160,159	4,952	38,750	21,506	94,951
Total	$341,468	$33,452	$156,630	$42,670	$108,716

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $2.0 million and $2.0 million for the three months ended June 30, 2024 and 2023 and $3.8 million and $4.1 million for the six months ended June 30, 2024 and 2023.
(2)The Company further amended its credit facilities on April 24, 2024 increasing term loan borrowings by $25 million and increasing the revolving credit facility by $25 million to $75 million of which nothing was drawn as of June 30, 2024. See "Note 8. Debt" under Part I, Item 1 of this Form 10-Q.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of June 30, 2024.
(4)See "Item 2. Management's discussion and analysis of financial condition and results of operation - Tax receivable agreement."

Share Repurchase Program
On April 24, 2024, our board of directors approved a share repurchase program with authorization to purchase up to $100 million of our Class A common stock through March 31, 2025. See "Note 10. Stockholders' Equity" in the condensed consolidated financial statements included herein for a discussion of the repurchase program.

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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended June 30, 2024 was as follows (in thousands, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	100	$57.17	100	$94,291
May 1, 2024 - May 31, 2024	840	$61.11	840	$42,987
June 1, 2024 - June 30, 2024	105	$58.40	105	$36,837
Total	1,045		1,045
(1) On April 24, 2024, our board of directors approved a share repurchase program with authorization to purchase up to $100 million of our Class A common stock through March 31, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOOSEHEAD INSURANCE, INC.

Date:	July 24, 2024	By:	/s/ Mark K. Miller
Mark K. Miller
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 24, 2024	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)