Form 10-Q
period 2024-09-30
Goosehead Insurance, Inc.
filed 2024-10-24
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 21, 2024, there were 24,392,939 shares of Class A common stock outstanding and 12,715,758 shares of Class B common stock outstanding.

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
•Corporate Agent Productivity: The New Business Revenue collected related to corporate sales, divided by the average number of full-time corporate sales agents for the same period. This calculation excludes interns, part-time sales agents and partial full-time equivalent sales managers.
•Cost Recovery Revenue: Revenue received by the Company associated with cost recovery efforts associated with selling and financing franchises. Included in Cost Recovery Revenue are Initial Franchise Fees and Interest Income.
•Franchise Agreement: Agreements governing our relationships with Franchisees.
•Franchise Productivity: The gross commissions paid by Carriers and Agency Fees received from clients related to policies in their first term sold by franchise sales agents, divided by the average number of franchises for the same period, prior to paying Royalty Fees to the Company.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Commissions and agency fees	$30,942	$31,980	$88,782	$88,637
Franchise revenues	46,862	38,729	131,076	108,490
Interest income	231	321	725	1,135
Total revenues	78,035	71,030	220,583	198,262
Operating Expenses:
Employee compensation and benefits	43,217	39,436	127,898	113,801
General and administrative expenses	15,201	14,831	49,236	48,019
Bad debts	565	797	2,345	3,352
Depreciation and amortization	2,614	2,352	7,814	6,817
Total operating expenses	61,597	57,416	187,293	171,989
Income from operations	16,438	13,614	33,290	26,273
Other Income:
Interest expense	(2,060)	(1,617)	(5,529)	(5,057)
Other income (expense)	544	—	(5,742)	—
Income before taxes	14,922	11,997	22,019	21,216
Tax (benefit) expense	2,315	724	(3,272)	2,944
Net income	12,607	11,273	25,291	18,272
Less: net income attributable to non-controlling interests	5,048	4,339	9,720	7,753
Net income attributable to Goosehead Insurance, Inc.	$7,559	$6,934	$15,571	$10,519
Earnings per share:
Basic	$0.31	$0.29	$0.63	$0.44
Diluted	$0.29	$0.28	$0.58	$0.43
Weighted average shares of Class A common stock outstanding
Basic	24,293	24,124	24,689	23,674
Diluted	37,942	24,891	38,269	24,274

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$47,544	$41,956
Restricted cash	2,568	2,091
Commissions and agency fees receivable, net	9,679	12,903
Receivable from franchisees, net	11,261	9,720
Prepaid expenses	5,701	7,889
Total current assets	76,753	74,559
Receivable from franchisees, net of current portion	3,644	9,269
Property and equipment, net of accumulated depreciation	25,369	30,316
Right-of-use asset	34,134	38,406
Intangible assets, net of accumulated amortization	23,230	17,266
Deferred income taxes, net	190,368	181,209
Other assets	4,565	3,867
Total assets	$358,063	$354,892
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$19,259	$16,398
Premiums payable	2,568	2,091
Lease liability	9,297	8,897
Contract liabilities	3,337	4,129
Note payable	10,063	9,375
Liabilities under tax receivable agreement	4,948	—
Total current liabilities	49,472	40,890
Lease liability, net of current portion	50,249	57,382
Note payable, net of current portion	84,639	67,562
Contract liabilities, net of current portion	15,710	22,970
Liabilities under tax receivable agreement, net of current portion	155,748	149,302
Total liabilities	355,818	338,106
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 24,369 shares issued and outstanding as of September 30, 2024, 24,966 shares issued and outstanding as of December 31, 2023	244	250
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 12,722 issued and outstanding as of September 30, 2024, 12,954 shares issued and outstanding as of December 31, 2023	127	130
Additional paid in capital	89,005	103,228
Accumulated deficit	(31,029)	(47,056)
Total stockholders' equity	58,347	56,552
Non-controlling interests	(56,102)	(39,766)
Total equity	2,245	16,786
Total liabilities and equity	$358,063	$354,892

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2024	24,966	12,954	$250	$130	$103,228	$(47,056)	$56,552	$(39,766)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,862	—	1,863	—	1,863
Equity-based compensation	—	—	—	—	7,357	—	7,357	—	7,357
Activity under employee stock purchase plan	2	—	—	—	146	—	146	—	146
Redemption of LLC Units	196	(196)	2	(2)	(605)	—	(605)	605	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	439	—	439	(117)	322
Reallocation of Non-controlling interest	—	—	—	—	—	(217)	(217)	217	—
Balance March 31, 2024	25,230	12,758	$252	$128	$112,428	$(45,459)	$67,349	$(39,109)	$28,240

Distributions	—	—	—	—	—	—	—	(2,346)	(2,346)
Share Repurchases	(1,045)	—	(10)	—	(41,953)	—	(41,963)	(21,670)	(63,633)
Net income	—	—	—	—	—	6,198	6,198	4,677	10,875
Exercise of stock options	7	—	—	—	245	—	245	—	245
Equity-based compensation	—	—	—	—	6,632	—	6,632	—	6,632
Activity under employee stock purchase plan	2	—	—	—	128	—	128	—	128
Redemption of LLC Units	10	(10)	—	—	(29)	—	(29)	29	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	295	—	295	(170)	126
Reallocation of Non-controlling interest	—	—	—	—	—	912	912	(912)	—
Balance June 30, 2024	24,205	12,748	$242	$127	$77,748	$(38,349)	$39,768	$(59,501)	$(19,733)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance, June 30, 2024	24,205	12,748	$242	$127	$77,748	$(38,349)	$39,768	$(59,501)	$(19,733)
Distributions	—	—	—	—	—	—	—	(2,084)	(2,084)
Share Repurchases	—	—	—	—	81	—	81	42	123
Net income	—	—	—	—	—	7,559	7,559	5,048	12,607
Exercise of stock options	138	—	1	—	4,001	—	4,003	—	4,003
Equity-based compensation	—	—	—	—	7,093	—	7,093	—	7,093
Activity under employee stock purchase plan	1	—	—	—	102	—	102	—	102
Redemption of LLC Units	26	(26)	—	—	(114)	—	(114)	114	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	95	—	95	40	135
Reallocation of Non-controlling interest	—	—	—	—	—	(239)	(239)	239	—
Balance September 30, 2024	24,369	12,722	$244	$127	$89,005	$(31,029)	$58,347	$(56,102)	$2,245

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
Balance January 1, 2023	23,034	14,471	$228	$146	$70,866	$(60,570)	$10,670	$(44,294)	$(33,624)
Net loss	—	—	—	—	—	(81)	(81)	(100)	(181)
Exercise of stock options	17	—	—	—	173	—	173	—	173
Equity-based compensation	—	—	—	—	6,620	—	6,620	—	6,620
Activity under employee stock purchase plan	4	—	—	—	201	—	201	—	201
Redemption of LLC Units	323	(323)	3	(3)	(990)	—	(990)	990	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	699	—	699	129	828
Reallocation of Non-controlling interest	—	—	—	—	—	(103)	(103)	103	—
Balance March 31, 2023	23,379	14,147	$231	$143	$77,569	$(60,754)	$17,189	$(43,173)	$(25,984)

Distributions	—	—	—	—	—	—	—	(5,206)	(5,206)
Net income	—	—	—	—	—	3,666	3,666	3,514	7,180
Exercise of stock options	167	—	2	—	3,516	—	3,518	—	3,518
Equity-based compensation	—	—	—	—	5,872	—	5,872	—	5,872
Activity under employee stock purchase plan	2	—	—	—	144	—	144	—	144
Redemption of LLC Units	352	(352)	4	(4)	(1,112)	—	(1,112)	1,112	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	870	—	870	157	1,027
Reallocation of Non-controlling interest	—	—	—	—	—	(477)	(477)	477	—
Balance June 30, 2023	23,900	13,795	$237	$139	$86,859	$(57,565)	$29,670	$(43,118)	$(13,448)

Dividends declared	—	—	—	—	—	—	—	(3,275)	(3,275)
Net income	—	—	—	—	—	6,934	6,934	4,339	11,273
Exercise of stock options	164	—	2	—	3,364	—	3,366	—	3,366
Equity-based compensation	—	—	—	—	6,459	—	6,459	—	6,459
Activity under employee stock purchase plan	2	—	—	—	135	—	135	—	135
Redemption of LLC Units	380	(380)	4	(4)	(1,154)	—	(1,154)	1,154	—
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	1,090	—	1,090	162	1,252
Reallocation of Non-controlling interest	—	—	—	—	—	85	85	(85)	—
Balance September 30, 2023	24,446	13,415	$244	$134	$96,752	$(50,546)	$46,584	$(40,823)	$5,761

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$25,291	$18,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,149	6,986
Impairment expense	347	3,628
Bad debt expense	2,345	3,352
Equity-based compensation	21,082	18,951
Impacts of tax receivable agreement	11,394	14,665
Deferred income taxes	(8,576)	(12,336)
Noncash lease activity	(2,715)	(31)
Cloud computing arrangement implementation costs	(684)	—
Changes in operating assets and liabilities:
Receivable from franchisees	3,558	5,470
Commissions and agency fees receivable	2,139	854
Prepaid expenses	2,188	(5,111)
Other assets	317	226
Accounts payable and accrued expenses	2,260	(2,964)
Contract liabilities	(8,052)	(14,594)
Net cash provided by operating activities	59,043	37,369
Cash flows from investing activities:
Issuance of notes receivable to franchisees	(300)	—
Proceeds from notes receivable to franchisees	44	34
Capitalized software development costs	(8,465)	(4,645)
Cash consideration paid for asset acquisitions	—	(6,043)
Purchase of property and equipment	(557)	(3,955)
Net cash used for investing activities	(9,278)	(14,609)
Cash flows from financing activities:
Customer premiums, net	86	(142)
Debt issuance costs	(621)	—
Repayment of note payable	(6,906)	(15,000)
Proceeds from notes payable	25,000	—
Proceeds from the issuance of Class A common stock	6,398	7,537
Repurchases of Class A common stock	(63,184)	—
Member distributions and dividends	(4,473)	(8,481)
Net cash used for financing activities	(43,700)	(16,086)
Net increase in cash and cash equivalents, and restricted cash	6,065	6,674
Cash and cash equivalents, and restricted cash, beginning of period	44,047	30,387
Cash and cash equivalents, and restricted cash, end of period	$50,112	$37,061

Supplemental disclosures of cash flow data:
Cash paid during the period for interest	$5,186	$4,849
Cash paid for income taxes	860	608
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
The Company had 13 and 13 corporate-owned locations in operation at September 30, 2024 and 2023, respectively. Franchisees are provided access to Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended September 30, 2024 and 2023, the Company onboarded 30 and 30 franchise locations, respectively, and had 1,116 and 1,285 operating franchise locations as of September 30, 2024 and 2023, respectively. No franchises were purchased during the three and nine months ended September 30, 2024 and 2023.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial positions at September 30, 2024 and December 31, 2023, and the condensed consolidated statements of operations, stockholders' equity and statements of cash flows for the three and nine months ended September 30, 2024 and 2023. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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
During the three months ended March 31, 2024, the Company recorded loss on remeasurement of the tax receivable agreement ("TRA") liability within "Tax (benefit) expense". For the nine months ended September 30, 2024, those amounts have been reclassified to Other income (expense) within the Condensed Consolidated Statement of Operations. This reclassification had no impact on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Stockholders' Equity, or Condensed Consolidated Statement of Cash Flows.

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
Cash and Cash Equivalents, and Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the Carrier, in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $2.6 million and $1.9 million as of September 30, 2024 and 2023, respectively.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a reconciliation of our cash and cash equivalents and restricted cash balances as presented in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$47,544	$35,203
Restricted cash	2,568	1,858
Cash and cash equivalents, and restricted cash	$50,112	$37,061

The Company earns interest on its cash balance that is held in interest-bearing checking accounts. During the three and nine months ended September 30, 2024 the Company recognized $0.5 million and $1.0 million in interest income within Other income (expense) in the Condensed Consolidated Statements of Operations. No interest income was recognized during the three and nine months ended September 30, 2023. As of September 30, 2024, the Company did not have any cash equivalents.
Accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures of significant segment expenses and other segment items, provide for the disclosure of additional measures of a segment's profit or loss used by the chief operating decision maker, require that all annual disclosures about a reportable segment's profit or loss and assets be included in interim periods, and provide new segment reporting requirements for entities with a single reportable segment. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating these new disclosure requirements.
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

Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$20,215	$19,036	$56,767	$53,395
New Business Commissions	6,249	6,125	18,612	17,899
Agency Fees	1,989	2,008	6,036	6,642
Contingent Commissions	2,490	4,811	7,367	10,701
Franchise revenues
Renewal Royalty Fees	38,070	30,040	103,951	80,344
New Business Royalty Fees	6,994	5,910	20,396	17,819
Initial Franchise Fees	1,413	2,430	5,288	8,780
Other Franchise Revenues	385	349	1,440	1,547
Interest Income	231	321	725	1,135
Total Revenues	$78,035	$71,030	$220,583	$198,262

Timing of revenue recognition:
Transferred at a point in time	$28,453	$27,169	$81,415	$77,936
Transferred over time	49,582	43,861	139,168	120,326
Total Revenues	$78,035	$71,030	$220,583	$198,262

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	September 30, 2024	December 31, 2023	Increase/(decrease)
Cost to obtain franchise contracts(1)	$1,925	$2,309	$(384)
Commissions and agency fees receivable, net	9,679	12,903	(3,224)
Receivable from franchisees(2)	14,905	18,989	(4,084)
Contract liabilities(2)(3)	19,047	27,099	(8,052)
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended September 30, 2024 was included in the contract liabilities balance as of December 31, 2023.

Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2023	$27,099
Revenue recognized during the period	(5,288)
New deferrals(1)	2,135
Write offs(2)	(4,899)
Contract liabilities at September 30, 2024	$19,047
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement.
(2) Franchise Fees, net of recognized revenue, no longer deferred due to the termination of the Franchise Agreement.

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Franchise fees receivable(1)	$6,634	$15,096
Less: Unamortized discount(1)	(1,885)	(4,388)
Less: Allowance for uncollectible franchise fees(1)	(38)	(223)
Net franchise fees receivable(1)	$4,711	$10,485
(1) Includes both the current and long term portion of this balance.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2023	$223
Charges to bad debts	402
Write offs	(587)
Balance at September 30, 2024	$38

Balance at December 31, 2022	$487
Charges to bad debts	963
Write offs	(1,165)
Balance at September 30, 2023	$285

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2023	$508
Charges to bad debts	1,165
Write offs	(1,318)
Balance at September 30, 2024	$355

Balance at December 31, 2022	$450
Charges to bad debts	1,174
Write offs	(1,004)
Balance at September 30, 2023	$620

6. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Furniture & fixtures	$11,409	$11,306
Computer equipment	4,887	4,482
Network equipment	478	436
Phone system	326	326
Leasehold improvements	36,238	36,285
Total	53,338	52,834
Less accumulated depreciation	(27,970)	(22,518)
Property and equipment, net	$25,369	$30,316
Depreciation expense was $5.5 million and $5.7 million for nine months ended September 30, 2024 and 2023, respectively.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7. Intangible assets
Intangible assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer software & web domain	$21,808	$13,509
Books of business	6,895	6,895
Total	28,703	20,404
Less: accumulated amortization	(5,473)	(3,138)
Intangible assets, net	$23,230	$17,266
Amortization expense was $2.3 million and $1.1 million for nine months ended September 30, 2024 and 2023, respectively.
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
As of September 30, 2024, the Company had nothing drawn against the revolving credit facility and had a letter of credit of $0.2 million applied against the maximum borrowing availability. Thus, amounts available to draw totaled $74.8 million. Borrowings under the revolving credit facility are payable on July 21, 2026. The term note is payable in quarterly installments of $2.5 million, with a balloon payment of $80.5 million on July 21, 2026.
The interest rate applicable to both the revolving credit facility and the term note for each leverage ratio tier is as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
> 1.50x	SOFR + 200 bps
> 2.50x	SOFR + 225 bps
> 3.50x	SOFR + 250 bps

As of September 30, 2024, the interest rate applicable for the credit facilities was SOFR plus 200 basis points.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2024	$2,516
2025	10,063
2026	83,015
2027	—
2028	—
Total	$95,594

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. As of September 30, 2024, the Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the credit agreement, was 4x. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of September 30, 2024, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at September 30, 2024 and December 31, 2023, approximates fair value using Level 2 inputs, described below.
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
Income tax (benefit) expense
Provision expense from income taxes was $2.3 million for the three months ended September 30, 2024 compared to $0.7 million for the three months ended September 30, 2023. The effective tax rate was 16% for the three months ended September 30, 2024 compared to 6% for the three months ended September 30, 2023. The increase in tax expense and effective tax rate were primarily due to an increase in pre-tax income. Tax benefit was $3.3 million for the nine months ended September 30, 2024 compared to tax expense of $2.9 million for the nine months ended September 30, 2023. The effective tax rate was (15)% for the nine months ended September 30, 2024 and 14% for

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
the nine months ended September 30, 2023. The change in tax (benefit) expense and effective tax rate were primarily due to changes in state apportionment and related state filing requirements.
Deferred taxes
Deferred tax assets at September 30, 2024 were $190.4 million compared to $181.2 million at December 31, 2023. The primary contributing factors to the increase in deferred tax assets are additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the nine months ended September 30, 2024 and an increase in the blended state tax rate due to changes in state apportionment and related state filing requirements.
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
During the three and nine months ended September 30, 2024, an aggregate of 25,700 and 231,829 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 25,700 and 231,829 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of September 30, 2024, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $160.7 million, of which $4.9 million was current and included in Liabilities under tax receivable agreement within Current liabilities on the Condensed Consolidated Balance Sheet. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments. Additionally, during the nine months ended September 30, 2024, the Company's effective tax rate increased due to changes in state apportionment and related state filing requirements. This resulted in a remeasurement of its TRA liability of $6.7 million, which has been reported in "Other income (expense)" on the Condensed Consolidated Statement of Operations.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of September 30, 2024.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

10. Stockholders' Equity
Class A Common Stock
GSHD has a total of 24,369 thousand shares of its Class A common stock outstanding at September 30, 2024. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 12,722 thousand shares of its Class B common stock outstanding at September 30, 2024. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and nine months ended September 30, 2024 and 2023, divided by the basic weighted average number of Class A common stock as of the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts).
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the calculation of EPS for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to GSHD - Basic	$7,559	$6,934	$15,571	$10,519
Less: net income attributable to non-controlling interests(1)	5,048	4,339	9,720	7,753
Add: income tax effect on income attributable to non-controlling interests assuming conversion of Class B common shares(1)	(1,446)	—	(3,012)	—
Net income available to GSHD - Diluted	$11,161	$11,273	$22,279	$18,272

Denominator:
Basic EPS
Weighted average outstanding Class A common shares - Basic	24,293	24,124	24,689	23,674
Earnings per share of Class A common stock - Basic	$0.31	$0.29	$0.63	$0.44

Diluted EPS
Weighted average outstanding Class A common shares - Basic	24,293	24,124	24,689	23,674
Effect of dilutive securities:
Weighted average outstanding Class B common shares (if-converted)(1)	12,733	—	12,782	—
Stock options(2)	916	767	797	601
Weighted average outstanding Class A common shares - Diluted	37,942	24,891	38,269	24,274

Earnings per share of Class A common stock - Diluted	$0.29	$0.28	$0.58	$0.43

(1) For the three and nine months ended September 30, 2024, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 12,733 and 12,782 common shares (assuming the conversion of all outstanding class B common stock) were included in Weighted average outstanding Class A common shares - Diluted and (b) $3.6 million and $6.7 million of non-controlling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income attributable to GSHD - Basic to arrive at Net income available to GSHD - diluted. For the three and nine months ended September 30, 2023, the impact of the conversion of Class B common shares to Class A common shares is excluded from the calculation of Diluted EPS because inclusion of such shares would be anti-dilutive.
(2) Dilutive stock options is computed using the treasury stock method, which are not participating securities. 751 and 1,098 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and nine months ended September 30, 2024 because the effect would have been anti-dilutive. 1,055 and 1,800 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and nine months ended September 30, 2023 because the effect would have been anti-dilutive.

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
During the three and nine months ended September 30, 2024, the company repurchased and retired 0 and 1,045 thousand shares of Class A common stock for an aggregate of $0 and $63.5 million. During the three months ended September 30, 2024, the Company reduced our estimated excise tax liability by $0.1 million. All repurchases were made in open-market transactions and recorded at their aggregate transaction cost inclusive of commissions and excise taxes. As of September 30, 2024, the Company had remaining authorization under the share repurchase program to purchase up to approximately $36.8 million of the Company's Class A common stock.
11. Non-controlling interest
GSHD is the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a non-controlling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and nine months ended September 30, 2024, GF made distributions of $6.0 million and $12.5 million, of which $2.1 million and $4.3 million was made to Pre-IPO LLC Members. The remaining $3.9 million and $8.2 million was made to GSHD and was eliminated in consolidation.
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
During the three and nine months ended September 30, 2024, an aggregate of 26 thousand and 232 thousand LLC Units were redeemed by the non-controlling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 26 thousand and 232 thousand shares of Class A common stock in connection with these redemptions and received 26 thousand and 232 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 26 thousand and 232 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF as of September 30, 2024 (in thousands):

	September 30, 2024
	LLC Units	Ownership %
Number of LLC Units held by GSHD	24,369	65.7%
Number of LLC Units held by non-controlling interest holders	12,722	34.3%
Number of LLC Units outstanding	37,091	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2024 was 34.4% and 34.1%.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12. Equity-Based Compensation
Stock option expense was $7.1 million and $21.1 million for the three and nine months ended September 30, 2024. Stock option expense was $6.5 million and $19.0 million for the three and nine months ended September 30, 2023.

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
Financial Highlights for the Third Quarter of 2024:
•Total revenue increased 10% from the third quarter of 2023 to $78.0 million
•Core Revenue* increased by 16% from the third quarter of 2023 to $73.5 million
•Total Written Premiums placed increased 28% from the prior-year period to $1.03 billion
•Net income increased by $1.3 million from the third quarter of 2023 to $12.6 million, or 16% of total revenues
•Adjusted EBITDA* increased 17% from the third quarter of 2023 to $26.1 million, or 34% of total revenues
•Basic and diluted earnings per share were $0.31 and $0.29, respectively, and Adjusted EPS* was $0.50 per share for the three months ended September 30, 2024
•Policies in Force increased 12% from September 30, 2023 to 1,636,000 at September 30, 2024
•Corporate sales headcount increased 45% from September 30, 2023 to 458 at September 30, 2024
◦As of September 30, 2024, 277 of these Corporate sales agents had less than one year of tenure and 181 had greater than one year of tenure
•Total franchises decreased 27% compared to the prior-year period to 1,149; total operating franchises decreased 13% from September 30, 2023 to 1,116 at September 30, 2024
◦As of September 30, 2024, 93 operating Franchisees had less than one year of tenure and 1,023 operating Franchisees had greater than one year of tenure
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Certain income statement line items
Revenues
During the three months ended September 30, 2024, despite continued macroeconomic headwinds, primarily related to product availability, the condition of the housing market, and severe weather events that temporarily impacted our production in several large states, revenue increased by 10% to $78.0 million from $71.0 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, revenue increased by 11% to $220.6 million from $198.3 million for the nine months ended September 30, 2023. Total Written Premium, which we believe is the best leading indicator of future revenue, increased to $1.03 billion for the three months ended September 30, 2024 from $0.80 billion for the three months ended September 30, 2023. Total Written Premium increased 29% for the nine months ended September 30, 2024 to $2.85 billion from $2.21 billion for the nine months ended September 30, 2023. Total Written Premiums drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024		2023		2024		2023
Core Revenue:
Renewal Commissions(1)	$20,215	26%	$19,036	27%	$56,767	26%	$53,395	27%
Renewal Royalty Fees(2)	38,070	49%	30,040	42%	103,951	47%	80,344	41%
New Business Commissions(1)	6,249	8%	6,125	9%	18,612	8%	17,899	9%
New Business Royalty Fees(2)	6,994	9%	5,910	8%	20,396	9%	17,819	9%
Agency Fees(1)	1,989	3%	2,008	3%	6,036	3%	6,642	3%
Total Core Revenue	73,516	94%	63,119	89%	205,762	93%	176,099	89%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,413	2%	2,430	3%	5,288	2%	8,780	4%
Interest Income	231	—%	321	—%	725	—%	1,135	1%
Total Cost Recovery Revenue	1,644	2%	2,751	4%	6,013	3%	9,915	5%
Ancillary Revenue:
Contingent Commissions(1)	2,490	3%	4,811	7%	7,367	3%	10,701	5%
Other Franchise Revenues(2)	385	—%	349	—%	1,440	1%	1,547	1%
Total Ancillary Revenue	2,875	4%	5,160	7%	8,808	4%	12,248	6%
Total Revenues	$78,035	100%	$71,030	100%	$220,583	100%	$198,262	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and nine months ended September 30, 2024 and 2023. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenues:
Commissions and agency fees	$30,942	40%	$31,980	45%	$88,782	40%	$88,637	45%
Franchise revenues	46,862	60%	38,729	55%	131,076	59%	108,490	55%
Interest income	231	—%	321	—%	725	—%	1,135	1%
Total revenues	78,035	100%	71,030	100%	220,583	100%	198,262	100%
Operating Expenses:
Employee compensation and benefits	43,217	70%	39,436	69%	127,898	68%	113,801	66%
General and administrative expenses	15,201	25%	14,831	26%	49,236	26%	48,019	28%
Bad debts	565	1%	797	1%	2,345	1%	3,352	2%
Depreciation and amortization	2,614	4%	2,352	4%	7,814	4%	6,817	4%
Total operating expenses	61,597	100%	57,416	100%	187,293	100%	171,989	100%
Income from operations	16,438		13,614		33,290		26,273
Other Income (Expense):
Interest expense	(2,060)		(1,617)		(5,529)		(5,057)
Other income (expense)	544		—		(5,742)		—
Income before taxes	14,922		11,997		22,019		21,216
Tax (benefit) expense	2,315		724		(3,272)		2,944
Net income	12,607		11,273		25,291		18,272
Less: net income attributable to non-controlling interests	5,048		4,339		9,720		7,753
Net income attributable to Goosehead Insurance, Inc.	$7,559		$6,934		$15,571		$10,519

Revenues
For the three months ended September 30, 2024 revenue increased 10% to $78.0 million from $71.0 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024 revenue increased 11% to $220.6 million from $198.3 million for the nine months ended September 30, 2023.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.

The following table sets forth these revenue streams by amount and as a percentage of total commissions and agency fees for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Core Revenue:
Renewal Commissions	$20,215	65%	$19,036	60%	$56,767	64%	$53,395	60%
New Business Commissions	6,249	20%	6,125	19%	18,612	21%	17,899	20%
Agency Fees	1,989	6%	2,008	6%	6,036	7%	6,642	8%
Total Core Revenue:	28,453	92%	27,169	85%	81,415	92%	77,936	88%
Ancillary Revenue:
Contingent Commissions	2,490	8%	4,811	15%	7,367	8%	10,701	12%
Commissions and agency fees	$30,942	100%	$31,980	100%	$88,782	100%	$88,637	100%

Renewal Commissions increased by $1.2 million, or 6%, to $20.2 million for the three months ended September 30, 2024 from $19.0 million for the three months ended September 30, 2023. Renewal Commissions increased by $3.4 million, or 6%, to $56.8 million for the nine months ended September 30, 2024 from $53.4 million for the nine months ended September 30, 2023. The increase during the three and nine months ended September 30, 2024 was primarily attributable to an increase in the number of policies in the renewal term from September 30, 2023 to September 30, 2024 and premium rate increases.
New Business Commissions increased by $0.1 million, or 2%, to $6.2 million for the three months ended September 30, 2024 from $6.1 million for the three months ended September 30, 2023. New Business Commissions increased by $0.7 million, or 4%, to $18.6 million for the nine months ended September 30, 2024 from $17.9 million for the nine months ended September 30, 2023. The increase during the three and nine months ended September 30, 2024 was primarily driven by an increase in the number of Corporate sales agents.
Revenue from Agency Fees remained stable at $2.0 million for the three months ended September 30, 2024 from $2.0 million for the three months ended September 30, 2023. Revenue from Agency Fees decreased by $0.6 million, or 9%, to $6.0 million for the nine months ended September 30, 2024 from $6.6 million for the nine months ended September 30, 2023. The decrease in Agency Fees during the nine months ended September 30, 2024 was primarily attributable to a decrease in the number of policies written where an Agency Fee was charged.
Revenue from Contingent Commissions decreased by $2.3 million to $2.5 million for the three months ended September 30, 2024 from $4.8 million for the three months ended September 30, 2023. Revenue from Contingent Commissions decreased by $3.3 million, to $7.4 million for the nine months ended September 30, 2024 from $10.7 million for the nine months ended September 30, 2023. The decrease during the three and nine months ended September 30, 2024 was primarily attributable to additional profitability requirements in order to earn a contingent bonus.

Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth these revenue streams by amount and as a percentage of franchise revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Core Revenues:
Renewal Royalty Fees	$38,070	81%	$30,040	78%	$103,951	79%	$80,344	74%
New Business Royalty Fees	6,994	15%	5,910	15%	20,396	16%	17,819	16%
Total Core Revenues:	45,064	96%	35,950	93%	124,348	95%	98,163	90%
Cost Recovery Revenues:
Initial Franchise Fees	1,413	3%	2,430	6%	5,288	4%	8,780	8%
Ancillary Revenues:
Other Franchise Revenues	385	1%	349	1%	1,440	1%	1,547	2%
Franchise revenues	$46,862	100%	$38,729	100%	$131,076	100%	$108,490	100%

Revenue from Renewal Royalty Fees increased by $8.0 million, or 27%, to $38.1 million for the three months ended September 30, 2024 from $30.0 million for the three months ended September 30, 2023. Revenue from Renewal Royalty Fees increased by $23.6 million, or 29%, to $104.0 million for the nine months ended September 30, 2024 from $80.3 million for the nine months ended September 30, 2023. The increase in revenue from Renewal Royalty Fees during the three and nine months ended September 30, 2024 was primarily attributable to an increase in the number of policies in the renewal term and rising premium rates.
Revenue from New Business Royalty Fees increased by $1.1 million, or 18%, to $7.0 million for the three months ended September 30, 2024 from $5.9 million for the three months ended September 30, 2023. Revenue from New Business Royalty Fees increased by $2.6 million, or 14%, to $20.4 million for the nine months ended September 30, 2024 from $17.8 million for the nine months ended September 30, 2023. The increase in revenue from New Business Royalty Fees during the three and nine months ended September 30, 2024 was primarily attributable to an increase in franchise productivity and rising premium rates.
Revenue from Initial Franchise Fees decreased by $1.0 million, or 42%, to $1.4 million for the three months ended September 30, 2024 from $2.4 million for the three months ended September 30, 2023. Revenue from Initial Franchise Fees decreased by $3.5 million, or 40%, to $5.3 million for the nine months ended September 30, 2024 from $8.8 million for the nine months ended September 30, 2023. The primary reason for this decrease was lower turnover of franchises during the period, which avoids accelerated recognition of Initial Franchise Fees for terminated franchises.
Interest income
Interest income decreased by $0.1 million, or 28%, to $0.2 million for the three months ended September 30, 2024 from $0.3 million for the three months ended September 30, 2023. Interest income decreased by $0.4 million, or 36%, to $0.7 million for the nine months ended September 30, 2024 from $1.1 million for the nine months ended September 30, 2023. The decrease was primarily attributable to fewer average Franchise Agreements signed under the payment plan option.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $3.8 million, or 10%, to $43.2 million for the three months ended September 30, 2024 from $39.4 million for the three months ended September 30, 2023. Employee compensation and benefits expenses increased by $14.1 million, or 12%, to $127.9 million for the nine months ended September 30, 2024 from $113.8 million for the nine months ended September 30, 2023. The increase was primarily related to investments in corporate producers, partnership, technology, and service functions, and increases in equity-based compensation of 10% and 11% for the three and nine month periods related to stock options awarded during the year.

General and administrative expenses
General and administrative expenses increased by $0.4 million, or 2%, to $15.2 million for the three months ended September 30, 2024 from $14.8 million for the three months ended September 30, 2023. The increase was primarily attributable to increased spending on software offset by more efficient spend on travel and marketing. General and administrative expenses increased by $1.2 million, or 3%, to $49.2 million for the nine months ended September 30, 2024 from $48.0 million for the nine months ended September 30, 2023. This increase was primarily attributable to increased spending on software offset by a decrease in asset impairment charges and professional services.
Bad debts
Bad debts decreased by $0.2 million, or 29%, to $0.6 million for the three months ended September 30, 2024 from $0.8 million for the three months ended September 30, 2023. Bad debts decreased by $1.0 million, or 30%, to $2.3 million for the nine months ended September 30, 2024 from $3.4 million for the nine months ended September 30, 2023. The decrease during the three and nine months ended September 30, 2024 was primarily attributable to lower turnover of franchises during the periods.
Depreciation and amortization
Depreciation and amortization increased by $0.3 million, or 11%, to $2.6 million for the three months ended September 30, 2024 from $2.4 million for the three months ended September 30, 2023. Depreciation and amortization increased by $1.0 million, or 15%, to $7.8 million for the nine months ended September 30, 2024 from $6.8 million for the nine months ended September 30, 2023. This increase during the three and nine months ended September 30, 2024 was primarily attributable to increased spending on software development since September 30, 2023.
Interest expense
Interest expense increased by $0.4 million for the three months ended September 30, 2024, to $2.1 million from $1.6 million for the three months ended September 30, 2023. Interest expense increased $0.5 million to $5.5 million for the nine months ended September 30, 2024 from $5.1 million for the nine months ended September 30, 2023. The primary driver of the increase during the three and nine months ended September 30, 2024 was an increase in total borrowings outstanding during the periods.
Other income (expense)
Other income (expense) consists of remeasurements of our TRA liability and interest income. Other income (expense) increased by $0.5 million for the three months ended September 30, 2024 as a result of interest income generated by cash held in interest-bearing checking accounts. Other income (expense) decreased by $5.7 million for the nine months ended September 30, 2024 primarily due to remeasurements of our TRA liability due to an increase in the effective tax rate resulting from changes in state apportionment and related state filing requirements.
Tax (benefit) expense
Tax expense increased by $1.6 million for the three months ended September 30, 2024, to $2.3 million from expense of $0.7 million for the three months ended September 30, 2023 primarily due to an increase in income before taxes. Tax (benefit) expense decreased by $6.2 million for the nine months ended September 30, 2024 to a benefit of $3.3 million from expense of $2.9 million for nine months ended September 30, 2023. This is primarily due to the deferred tax impact of changes in state apportionment and related state filing requirements.

Key performance indicators
Our key operating metrics are discussed below:
Total Written Premium
Total Written Premium represents, for any reported period, the total amount of current (non-cancelled) gross premium that is placed by Goosehead with its portfolio of Carriers. Total Written Premium placed is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
The following tables show Total Written Premium placed by corporate agents and franchisees for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended September 30,		% Change
	2024	2023
Corporate sales Total Written Premium	$203,988	$182,483	12%
Franchise sales Total Written Premium	824,748	620,456	33%
Total Written Premium	$1,028,736	$802,939	28%

	Nine Months Ended September 30,		% Change
	2024	2023
Corporate sales Total Written Premium	$578,276	$508,951	14%
Franchise sales Total Written Premium	2,268,120	1,698,952	34%
Total Written Premium	$2,846,396	$2,207,903	29%
Policies in Force
Policies in Force means, as of any reported date, the total count of current (non-cancelled) policies placed by Goosehead with its portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of September 30, 2024, we had 1.6 million Policies in Force compared to 1.5 million as of December 31, 2023 and 1.5 million as of September 30, 2023, representing a 10% and 12% increase, respectively.
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
NPS has decreased to 90 as of September 30, 2024, compared to 92 as of September 30, 2023.
Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention decreased modestly to 84% at September 30, 2024 when compared to 86% at December 31, 2023 and 87% at September 30, 2023. For the trailing twelve months ended September 30, 2024, we retained 99% of the premiums we distributed in the trailing twelve months ended September 30, 2023, which decreased modestly from the 101% premium retention at December 31, 2023. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.

New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees from franchises relating to policies in their first term.
For the three months ended September 30, 2024, New Business Revenue grew 8% to $15.2 million, from $14.0 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, New Business Revenue grew 6% to $45.0 million, from $42.4 million for the nine months ended September 30, 2023. Growth in New Business Revenue during the three and nine months ended September 30, 2024 was primarily driven by growth in Franchise productivity, an increase in the number of Corporate sales agents, and rising premium rates.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees from franchises received after the first term of a policy.
For the three months ended September 30, 2024, Renewal Revenue grew 19% to $58.3 million, from $49.1 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, Renewal Revenue grew 20% to $160.7 million, from $133.7 million for the nine months ended September 30, 2023. Growth in Renewal Revenue during the three and nine months ended September 30, 2024 was primarily driven by Client Retention of 84% at September 30, 2024, and rising premium rates.
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
Core Revenue increased by $10.4 million, or 16%, to $73.5 million for the three months ended September 30, 2024 from $63.1 million for the three months ended September 30, 2023. Core Revenue increased by $29.7 million, or 17%, to $205.8 million for the nine months ended September 30, 2024 from $176.1 million for the nine months ended September 30, 2023. The primary drivers of the increase during the three and nine months ended September 30, 2024 were more new policies written driven by an increase in Franchise productivity and the number of Corporate sales agents, a higher number of policies in the renewal term assisted by client retention of 84%, and rising premium rates.

Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $1.1 million, or 40%, to $1.6 million for the three months ended September 30, 2024 from $2.8 million for the three months ended September 30, 2023. The primary driver of the decrease was a decrease in total franchises. Cost Recovery Revenue decreased by $3.9 million, or 39%, to $6.0 million for the nine months ended September 30, 2024 from $9.9 million for the nine months ended September 30, 2023. The primary driver was a decrease in terminations of franchises, resulting in less acceleration of initial franchise fee revenue.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue decreased by $2.3 million to $2.9 million for the three months ended September 30, 2024 from $5.2 million for the three months ended September 30, 2023. Ancillary Revenue decreased by $3.4 million to $8.8 million for the nine months ended September 30, 2024 from $12.2 million for the nine months ended September 30, 2023. The decrease was primarily attributable to additional profitability requirements in order to earn a contingent bonus.
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
Adjusted EBITDA increased by $3.7 million, or 17%, to $26.1 million for the three months ended September 30, 2024 from $22.4 million for the three months ended September 30, 2023. Adjusted EBITDA increased by $6.9 million, or 12%, to $62.5 million for the nine months ended September 30, 2024 from $55.7 million for the nine months ended September 30, 2023. The primary driver of the increase in Adjusted EBITDA during the three and nine months ended September 30, 2024 was growth in Total Revenue.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended September 30, 2024, Adjusted EBITDA Margin was 34% compared to 32% for the three months ended September 30, 2023. For the nine months ended September 30, 2024, Adjusted EBITDA Margin was 28% compared to 28% for the nine months ended September 30, 2023 as a result of maintaining growth in expenses in proportion to growth in Total Revenue.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.

GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Revenues	$78,035	$71,030	$220,583	$198,262

Core Revenue:
Renewal Commissions(1)	$20,215	$19,036	$56,767	$53,395
Renewal Royalty Fees(2)	38,070	30,040	103,951	80,344
New Business Commissions(1)	6,249	6,125	18,612	17,899
New Business Royalty Fees(2)	6,994	5,910	20,396	17,819
Agency Fees(1)	1,989	2,008	6,036	6,642
Total Core Revenue	73,516	63,119	205,762	176,099
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,413	2,430	5,288	8,780
Interest Income	231	321	725	1,135
Total Cost Recovery Revenue	1,644	2,751	6,013	9,915
Ancillary Revenue:
Contingent Commissions(1)	2,490	4,811	7,367	10,701
Other Franchise Revenues(2)	385	349	1,440	1,547
Total Ancillary Revenue	2,875	5,160	8,808	12,248
Total Revenues	$78,035	$71,030	$220,583	$198,262
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$12,607	$11,273	$25,291	$18,272
Interest expense	2,060	1,617	5,529	5,057
Depreciation and amortization	2,614	2,352	7,814	6,817
Tax (benefit) expense	2,315	724	(3,272)	2,944
Equity-based compensation	7,093	6,459	21,082	18,951
Impairment expense	—	—	347	3,628
Other (income) expense	(544)	—	5,742	—
Adjusted EBITDA	$26,145	$22,425	$62,533	$55,669
Adjusted EBITDA Margin(1)	34%	32%	28%	28%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($26,145/$78,035), and ($22,425/$71,030) for the three months ended September 30, 2024 and 2023, respectively. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($62,533/$220,583), and ($55,669/$198,262) for the nine months ended September 30, 2024 and 2023, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS (non-GAAP basis) for the three and nine months ended September 30, 2024 and 2023. Note that totals may not sum due to rounding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per share - basic (GAAP)	$0.31	$0.29	$0.63	$0.44
Add: equity-based compensation(1)	0.19	0.17	0.56	0.50
Add: impairment expense(2)	—	—	0.01	0.10
Adjusted EPS (non-GAAP)	$0.50	$0.46	$1.20	$1.04
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$7.1 million/(24.3 million + 12.7 million)] for the three months ended September 30, 2024 and [$6.5 million/ (24.1 million + 13.6 million)] for the three months ended September 30, 2023. Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$21.1 million/(24.7 million + 12.8 million)] for the nine months ended September 30, 2024 and [$19.0 million/ (23.7 million + 14.0 million)] for the nine months ended September 30, 2023.
(2) Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$0.3 million/(24.7 million + 12.8 million)] for the nine months ended September 30, 2024. Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$3.6 million/(23.7 million + 14.0 million)] for the nine months ended September 30, 2023. No impairment was recorded for the three months ended September 30, 2024 and 2023.
Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Commissions, Renewal Commissions, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of September 30, 2024, our cash and cash equivalents balance was $47.5 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends, share repurchases, and distributions to our owners.
Credit agreement
See "Note 8. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$59,043	$37,369	$21,674
Net cash used for investing activities	(9,278)	(14,609)	5,331
Net cash used for financing activities	(43,700)	(16,086)	(27,614)
Net increase in cash and cash equivalents	6,065	6,674	(609)
Cash and cash equivalents, and restricted cash, beginning of period	44,047	30,387	13,660
Cash and cash equivalents, and restricted cash, end of period	$50,112	$37,061	$13,051
Operating activities
Net cash provided by operating activities was $59.0 million for the nine months ended September 30, 2024 as compared to net cash provided by operating activities of $37.4 million for the nine months ended September 30, 2023. This increase in net cash provided by operating activities was primarily attributable to a $7.0 million increase in net income, a $7.3 million decrease in cash paid for prepaid expenses, and a $6.5 million increase related to changes in contract liabilities as a result of fewer franchise terminations in the nine months ended September 30, 2024.
Investing activities
Net cash used for investing activities was $9.3 million for the nine months ended September 30, 2024, compared to net cash used for investing activities of $14.6 million for the nine months ended September 30, 2023. This decrease was primarily driven by a $6.0 million decrease in purchases of books of business.
Financing activities
Net cash used for financing activities was $43.7 million for the nine months ended September 30, 2024 as compared to net cash used for financing activities of $16.1 million for the nine months ended September 30, 2023. This increase in net cash used for financing activities was primarily driven by repurchases of our Class A common stock for $63.2 million offset by new borrowings under our term loan of $25.0 million and an $8.1 million decrease in repayments on our term loan.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of September 30, 2024, aggregated by type (in thousands):

	Contractual obligations, commitments and contingencies
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$66,690	$11,431	$23,186	$20,696	$11,377
Debt obligations payable(2)	95,594	10,063	85,531	—	—
Interest expense(3)	11,051	6,391	4,660	—	—
Liabilities under the tax receivable agreement(4)	160,697	4,948	40,334	19,882	95,533
Total	$334,032	$32,833	$153,711	$40,578	$106,910

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.8 million and $1.9 million for the three months ended September 30, 2024 and 2023 and $5.6 million and $6.0 million for the nine months ended September 30, 2024 and 2023.
(2)The Company further amended its credit facilities on April 24, 2024 increasing term loan borrowings by $25 million and increasing the revolving credit facility by $25 million to $75 million, of which nothing was drawn as of September 30, 2024. See "Note 8. Debt" under Part I, Item 1 of this Form 10-Q.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of September 30, 2024.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2024 was as follows (in thousands, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	$36,837
August 1, 2024 - August 31, 2024	—	$—	—	$36,837
September 1, 2024 - September 30, 2024	—	$—	—	$36,837
Total	—		—
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

GOOSEHEAD INSURANCE, INC.

Date:	October 23, 2024	By:	/s/ Mark K. Miller
Mark K. Miller
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2024	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)