Form 10-K
period 2024-12-31
Goosehead Insurance, Inc.
filed 2025-03-03
CIK 1726978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐       No  ☑.
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2024 (the last day of the registrant’s most recently completed second quarter) was $1,368,626,039, computed using a closing price on that day of $57.44.

As of February 14, 2025, there were 24,709,559 shares of Class A common stock outstanding and 12,593,687 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•Best Practices Study: The industry group metrics are based on the latest date for which complete financial data are publicly available such as a 2024 Best Practices Study containing 2023 industry data conducted by Reagan Consulting and the Independent Insurance Agents & Brokers of America, Inc.
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
•New Business Revenue: New Business Commissions, Agency Fees, and New Business Royalty Fees.

•New Business Royalty Fees: Fees paid by Franchisees to the Company that are tied to the gross commissions paid by the Carriers related to policies in their first term.
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
•Royalty Fees: New Business Royalty Fees and Renewal Royalty Fees.
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

PART I
Item 1. Business
Company overview
We are a rapidly growing independent insurance agency, reinventing the traditional approach to distributing personal lines policies throughout the United States. Our differentiated business model and innovative technology platform have enabled us to deliver insurance customers a superior experience, as evidenced by our 89 Net Promoter Score, which is 4.0x the 2024 Industry Average according to Qualtrics XM Institute. To fully appreciate the value of our model, there are three lenses with which you can view us – from the perspective of 1) the insurance buyer; 2) the agent; and 3) the carrier.
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
Choice product platform
Today’s insurance buyer expects choice; we believe that tomorrow’s insurance buyer will demand it. We believe that most clients currently buying through single-product platforms are either over-paying or not properly covered because 1) their current insurance company does not offer the appropriate coverage or 2) valuable coverages were removed to make the pricing competitive. We are able to solve that by partnering with over 200 carriers and using technology to shop for our clients and quickly identify the Carrier who is targeting their segment of the market. This allows us to provide value by finding the right coverage at the lowest price so that the client does not have to spend hours shopping for themselves.
Knowledgeable sales and service agents
Our clients benefit from the value of having a knowledgeable agent explain and evaluate coverages to help the client make smart insurance buying decisions. Clients will have different insurance needs throughout their lifetime, and our model allows us to serve them at every stage of life. While there are other independent agents who also provide choice, we believe that they lack the scale, depth of talent, and technology of Goosehead, leading to a poorer client experience. Additionally, in contrast to the traditional insurance agency model, we separate the sales function from the service function, thus enabling agents to focus on selling, and service personnel to focus on delivering superior client service. This model has helped drive best-in-class net promoter scores for client service, 4.0x the 2024 P&C industry average according to Qualtrics XM Institute.
Proprietary technology
Independent agents typically are working on outdated technology platforms, leading to delays in insurance quotes and very limited ability to interact with their client. We have leveraged our scale to empower our agents and now our clients with technology that allows them to run quotes and place business quickly and accurately. After signing their documents electronically, clients can engage with Goosehead’s industry-leading service team via phone, text, online chat, or email.
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
Our choice model, superior sales and service agents, and proprietary technology have led to 84% client retention during 2024, which we believe is among the best in our industry.
Agent perspective
Among the three largest captive insurance companies, State Farm, Farmers, and Allstate, there are over 39,000 agents in the United States, and these agents face some acute pain points in their businesses. First, only having one carrier to sell leads to lower close rates and client retention as these companies lack options to move the business to another Carrier. In addition, many agents will lose their ability to write certain lines of business in some areas due to underwriting rules from the carrier – this is especially true after a catastrophic loss in the agent’s city or county. Low close rates are also due to the agents’ outdated and ineffective marketing playbook. They typically pay for expensive retail store-front locations and spend significant amounts of money on paper mailers and internet leads. This broken marketing model leads to high overhead costs and limited success. Additionally, these captive agents are working on outdated technology platforms and many have no economic interest in their book of business. Finally, and most importantly, these agents are responsible for processing all of their client’s service needs in house; the more successful they are at sales, the quicker their growth stalls because of the time necessary to manage customer service work.
When agents join Goosehead, they immediately get access to sell a wide array of carriers so that they have product to accommodate most clients, which drastically improves close rates. Instead of expensive retail space and spending money on ineffective marketing strategies, they follow our proven go-to-market strategy by developing Referral Partner relationships. This strategy allows them to spend much less on marketing and can yield dozens of high-quality clients referred directly to them, driving higher levels of productivity. All policy fulfillment and servicing is handled by our centralized service team, which retains our clients at 84%, unlocking the agent’s time to focus on new sales.
Our 12 corporate-owned sales offices and 417 corporate sales agents serve as the blueprint for what is possible in the Goosehead model, and our corporate agents provide critical training and support to help the franchise agents reach their full potential. We have proven that this system delivers superior results as demonstrated by agents, who with a few years tenure, are 2.8x more productive than industry best practice according to Reagan Consulting's 2024 Best Practices Study.
In addition to recruiting current insurance agents with a superior value proposition, we are also bringing in sales and marketing savvy professionals who are attracted to the recession-resistant and residual economics offered by a career in insurance. The value and opportunity we provide to agents has led to our growth to 1,103 operating franchise locations.
Carrier perspective
Insurance carriers are seeking profitable growth, and their focus is on maximizing the ratio of client lifetime value to acquisition costs. Carriers who distribute through independent agents have lots of complexity and costs dealing with thousands of independent representatives with no standard training, different levels of expertise, and no quality control functions. Working with Goosehead allows them to have scale distribution with a single point of contact. Goosehead handles all training and enforces standards through a centralized quality control team. Because Goosehead can provide profitable growth without complexity, it has earned special product access in geographies where Carriers have heavily restricted capacity, and higher commissions than what agents normally earn. Our 2024 average commission rate on new business premium was 14% and on renewal business premium was 12%. Commission rates can vary across Carriers, states and lines of business, and typically range from 10% to 20%.
Many “insuretech” carriers saw the complexity of working with traditional agents and have sought to build models that eliminate the role of the agent. As they have grown, many have realized that the market still prefers to work with an agent (according to the Independent Insurance Agents & Brokers of America, Inc.), and that Goosehead allows them to reach that segment of the market without all the traditional complexity. We now distribute for many of the insuretechs, increasing the breadth of our product portfolio. Distributing through Goosehead allows Carriers to see higher retention rates and have a better client experience when compared with other distribution channels, increasing the client lifetime value for the carrier. This value enables Goosehead to have a very competitive carrier portfolio, ensuring that clients find the best solution and increasing agents’ close rates.
By delivering a better client experience, offering a more compelling business opportunity to agents, and driving more value to carrier partners, we have seen growth and profitability as reflected in our financial performance. Total Written Premium, which we believe is the best leading indicator of future revenue growth because it drives our future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions, grew 29% to $3.8 billion in 2024, up from $3.0 billion in 2023. This growth has been driven by several factors including (1) our team’s ability to recruit talented agents to our platform; (2) our agents’ leveraging of Goosehead's sales blueprint and proprietary technology leading to higher levels of productivity in winning new business; and (3) our service centers’ ability to retain renewal business.

Our Go-to-Market Strategy
Our business model allows both our corporate and franchise sales agents to concentrate on sales and marketing activities related to acquiring new clients and issuing new policies, thus growing New Business Revenue and Renewal Revenue more rapidly than in other systems. Their primary marketing efforts are focused on establishing referral relationships with other financial services providers in their communities using our proprietary marketing strategy. We do not compensate Referral Partners for leads, but rather they rely on our servicing capabilities to generate repeat business.
Goosehead’s Digital Agent provides a best-in-class way to shop for personal insurance — allowing clients to find the right coverage at the best price.
The platform provides a simple, transparent, and efficient way to get insurance quotes. With as little as three data points—name, address, and date of birth—the proprietary tool arms clients with actionable home and auto quotes from a variety of A-rated insurance companies in less than two minutes and connects them with a knowledgeable agent to complete the purchase process.
The Digital Agent, available across the U.S., is powered by key data integrations and a proprietary database. It automatically populates information about client's homes and vehicles during the quoting process and combines that information with millions of data points from two decades worth of Goosehead's expert agents’ quoting decisions and accumulated experiences.
Our model, which allows agents to focus on New Business Revenue, is highly differentiated from the traditional insurance agency model. In the traditional agency model, agents are responsible for both new business and ongoing service. The burden of providing ongoing service distracts from the ability to acquire new clients, and ultimately limits an agent's opportunity for growth. Our agents are freed from the burden of ongoing service, and as a result, both corporate sales and franchise agents are substantially more productive than top performers in our industry as it relates to new sales. Compared to the 2024 Best Practices Study, which uses 2023 industry data, our corporate sales agents with more than three years of tenure averaged 2.8x as much New Business Production per Agent in both 2024 and 2023 as the industry best practice. Franchise sales agents with more than three years of tenure averaged 1.9x in 2024 and 1.8x in 2023 as much New Business Production per Agent (Franchise) as the industry best practice.

2024 New Business Revenue per agent by tenure ($000s)
Source: Internal data for 2024; Carrier provided information; Reagan Consulting 2024 Best Practices Study (using 2023 data)
(1)Represents industry best practice per Reagan Consulting; does not include Unvalidated Producers; most industry agents have tenures significantly longer than 2 to 3 years.
In 2024, New Business Production per Agent in corporate sales was $66 thousand for agents with less than 1 year of tenure and $115 thousand for agents with more than one year of tenure. Including all producers in franchise sales in 2024, New Business Production per Agency was $80 thousand for franchises with less than 1 year of tenure and $115 thousand for franchises with more than one year of tenure.

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
The combination of hiring highly motivated and talented individuals, giving them proper tools and training and removing the burden of ongoing client service allows our corporate sales agents to become significantly more productive than average personal lines agents. Compared to the 2024 Best Practices Study, corporate sales agents with more than three years of tenure averaged 2.8x as much New Business Production per Agent (Corporate) as the industry best practice.
In corporate sales, we generate Core Revenue in the form of Renewal Commissions, New Business Commissions and non-refundable Agency Fees charged directly to clients for efforts performed in the issuance of new insurance policies. We also generate Ancillary Revenue in the form of Contingent Commissions from Carriers related to the overall growth and loss performance of the Book of Business we have placed with them. Corporate sales is comprised of employed sales agents located in 12 sales offices across Texas, Illinois, Colorado, Ohio, Florida, North Carolina, and Arizona. As of December 31, 2024, we had corporate sales offices operating in the following locations: Westlake, Texas; Coppell, Texas; Fort Worth, Texas; Houston, Texas; The Woodlands, Texas; Austin, Texas; Rosemont, Illinois; Charlotte, North Carolina; Englewood, Colorado; Orlando, Florida; Tempe, Arizona; and Columbus, Ohio.
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
•Franchise owners and their sales agents leverage our service centers to handle service requests and process renewals. Most traditional agencies require their agents to handle client service and renewals, which diminishes the time they can devote to winning additional new business and growing their agencies. Traditional agencies can become the victims of their own success as their increasing service burden crowds out time to sell new business.
•Franchise owners and their sales agents use our well-established and proprietary sales processes to win new business. Franchise sales agents are trained side-by-side with corporate sales agents to leverage our training program, to acquire product and Carrier knowledge, and to utilize our technology and back office support. Our corporate sales function continues its investment in the success of our franchise sales well past initial training in the form of ongoing sales coaching and mentoring. The corporate sales function also serves as fertile recruiting ground for future regional territory managers within our franchise support team.

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
The Franchise Development team seeks applicants who have demonstrated a strong capacity to win new business and a desire to own their own business. Our recruiting efforts have helped us create a franchise pool which is significantly more productive than most personal lines agents. Compared to the 2024 Best Practices Study, franchise sales agents with more than three years of tenure averaged 1.9x as much New Business Production per Agent (Franchise) as the industry best practice.
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
We started franchising in 2012 and have since expanded rapidly. Premiums in franchise sales grew 33% during 2024. As of December 31, 2024, we have 1,103 franchises operating which represents a 10% decrease in 2024 compared to 2023. We have franchise locations operating in the following states, which cover over 98% of the US population:

Geographic footprint	Operating agencies
	State	December 31, 2024
	Texas	267
	Florida	81
	California	73
	Illinois	44
	Michigan	44
	Pennsylvania	44
	Louisiana	38
	Georgia	37
	North Carolina	36
	Virginia	35
	Colorado	30
	New Jersey	30
	Missouri	28
	Maryland	27
	Other	289
	Total(1)	1,103
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
Our centralized service team spread across five service centers provides us with the ability to cover the U.S. time zones more broadly, and the ability to better manage business continuity risks. We manage our service centers with the goal to maximize NPS, which we believe maximizes retention. This differentiated level of service has enabled us to earn an NPS of 89 in 2024, a modest decrease from 92 in 2023 and 4.0x the 2024 industry average, according to Qualtrics XM Institute and Bain & Company, Inc. Our high degree of client satisfaction drove our 84% Client Retention rate during 2024, which we believe to be among the highest in the industry. Our retention rate is even stronger on a premium basis. In 2024, we retained 98% of the premiums we distributed in 2023. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our service team. By maintaining this strong level of Client Retention, we are able to generate revenue that is highly predictable and recurring in nature.
The combination of expanding total producer count, leveraging technology, and maintaining our commitment to service led to revenue growth of 20% and Total Written Premium growth of 29% in 2024. As of December 31, 2024, our 10-year Total Written Premium CAGR was 42% and our 5-year Total Written Premium CAGR was 39%.

Source: Carrier provided information

Industry trends
We primarily compete in the United States personal lines insurance distribution industry. Personal lines products typically include home, auto, umbrella, motorcycle, flood and recreational insurance. We compete for business on the basis of reputation, client service, product offerings and the ability to tailor our products to the specific needs of a client. There are principally three types of businesses that sell personal lines products:
•Independent agencies (39% personal lines market share in 2023 according to the Independent Insurance Agents & Brokers of America, Inc.). Independent agencies are “independent” of any one Carrier and can offer insurance products from multiple Carriers to their clients. There are approximately 39,000 independent insurance agencies in the United States, according to the 2024 Future One Agency Universe Case Study. Many of the largest insurance agencies, such as Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Marsh & McLennan Companies, Inc. and Willis Towers Watson plc, focus primarily on commercial lines. We believe that we are one of the largest independent insurance agencies focused primarily on personal lines.
•Captive Agencies (35% personal lines market share in 2023 according to the Independent Insurance Agents & Brokers of America, Inc.). Captive Agencies sell products for only one Carrier. The Carrier compensates the Captive Agency through sales commissions based on premiums placed on behalf of clients. The Carrier also provides the Captive Agency with operational support including advertising and certain back office functions. The largest Captive Agencies in the United States include Allstate Corporation, State Farm Mutual Automobile Insurance Company and Farmers Group, Inc.
•Direct distribution (25% personal lines market share in 2023 according to the Independent Insurance Agents & Brokers of America, Inc.). Certain Carriers market their products directly to clients. Historically, this strategy has been most effective for targeting clients who require auto insurance only, with clients seeking bundled solutions relying on advice from independent and Captive Agents. The largest Carriers that sell directly to clients include Berkshire Hathaway Inc. (via GEICO Corp.) and Progressive Corporation. Berkshire Hathaway and Progressive also distribute through independent agencies, including GSHD.
Personal lines insurance agents generate revenues through commissions, which are calculated as a percentage of the total insurance premium placed on behalf of clients, and through fees for other related services. Premiums in the personal lines insurance market have grown consistently with underlying insured values and the overall economy.

Personal lines products (2023)
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
Our Competitive strengths
We believe that our competitive strengths include the following:
•Highly motivated producers in corporate sales. The agents in corporate sales are fundamentally different than the typical agents in the personal lines industry. Substantially all of our agents are recent college graduates, whereas 66% of personal lines agents in the industry are over 40 years old, according to Zippia. This gives us a significant advantage both in the short- and long-term. In the short-term, our agents have proven to be especially adept at learning new techniques and mastering new technologies. This has enabled our agents to generate approximately 2.8x as much new business as top performing personal lines agents after three years, according to the 2024 Best Practices Study. Over the long-term, we believe these factors will enable us to avoid the shrinking workforce challenges that many of our competitors face and win an even larger market share from other agencies. According to Independent Insurance Agents & Brokers of America, Inc., 33% of independent agencies anticipate a change of control within the next five years. We believe an aging industry workforce will create significant disruption in the personal lines distribution industry, and we will be in a position to win displaced clients. Additionally, our corporate sales agents view the success of franchise sales as a potential catalyst to their career trajectories. The support structure that our corporate sales agents provide to our franchise sales agents creates unique career paths in sales management, territory management, and franchise ownership.
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
•Single technology platform with end-to-end business process management. Our operations utilize an innovative proprietary cloud-based technology solution customized to suit our needs. Our technology provides our agents with tools to better manage their sales and marketing activities, and our service center operations with real-time 360-degree visibility of client accounts. Additionally, our technology provides agents with data and analytics which allow them to make smarter business decisions. Importantly, our integrated solution allows us to pivot quickly and upgrade our technology offering as market dynamics change. We believe our single, sales-oriented technology platform is differentiated relative to most insurance agency IT environments that utilize disparate accounting-driven agency management vendors and legacy mainframe systems across their operations. Our technology platform has been a key enabler of our rapid growth while also driving efficiencies. One of these efficiencies is service expenses. Our 2024 and 2023 service expenses as a percentage of gross commissions were 3.2x and 2.5x lower than the industry best practice according to the 2024 Best Practices Study, which uses 2023 data. Despite our reduced service expense load, we are able to maintain best in class NPS scores and retention.
•Service centers drive both new and renewal business. Our service centers handle all of our client service and renewals and have achieved a highly differentiated level of service as indicated by our NPS scores of 89 in 2024 and 92 in 2023. Having such a skilled and fully licensed service team provides three tangible benefits to our business: (1) allowing our agents to focus virtually all of their time on cultivating new Referral Partner relationships and winning new business (instead of preserving existing business), (2) generating strong Client Retention that provides a stable source of highly visible and recurring revenue and (3) providing opportunities to earn additional revenue as our service agents are highly trained in cross-selling and generating referral business. Our service agents typically originate significant amounts of New Business Revenue through cross-sale and referral generation. We believe that our service centers will continue to drive a competitive advantage by supporting our industry-leading productivity and our recruiting efforts. We continue to make the necessary technology, staffing and real estate investments in our service centers to support our planned agent hiring, which we believe will allow us to readily scale and increase market share. Each of our service agents can service, on average, a Book of Business that would take a productive sales agent years to generate.
•Proven and experienced senior management team.
◦Our Executive Chairman, Mark E. Jones, co-founded Goosehead in 2003. Prior to his appointment as Executive Chairman in July 2024, Mr. Jones served as Goosehead's Chief Executive Officer and Chairman since the Company's inception. Prior to co-founding Goosehead, Mr. Jones was a Senior Partner and Director at Bain & Company, a global management consulting firm, where he also served for many years as Global Head of Recruiting. Mr. Jones has received a wide variety of accolades for his leadership accomplishments, including being recognized as one of the Top Rated CEOs from among more than 7,000 companies with less than 1,000 employees on Glassdoor’s “Employee’s Choice Award” in 2017.
◦Mark Miller serves as the President and Chief Executive Officer for Goosehead. In addition, Mr. Miller has served on the board since March 2018 and previously served as Goosehead's President and Chief Operating Officer since May 2022. For the past 15 years, Mr. Miller has worked for some of the largest private equity firms in the world helping drive large scale financial and operational transformations. Mr. Miller was the Chief Financial Officer of Pluralsight, Finastra, Marketo, and Active Networks (all Vista Equity Partners portfolio companies at the time). He also served as the Chief Financial Officer of Sabre, and L.H.P. Hospital Group. At Sabre, he held multiple operating and finance positions and was instrumental in the company’s initial public offering and its subsequent $5 billion privatization transaction.
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
•Continue to expand recruiting in corporate sales. In order to grow both corporate sales and franchise sales, we must expand our agent count in corporate sales. We have a highly-developed process for recruiting new agents that we have continually refined over the last decade and that has resulted in higher success rates for our corporate sales agents. We plan to continue to expand our recruiting to additional college campuses and engage in highly targeted internet recruiting campaigns as we grow. Our compensation package for sales agents is very competitive in comparison to other professional services and offers attractive long-term compensation opportunities.
•National penetration of the Franchisees. As of December 31, 2024, we have operating franchises in 44 states covering over 98% of the total US population. We expect to continue growing our market share within these states as we sign and launch new franchises, and as those franchises ramp up their new business production over the course of 2-3 years. As of December 31, 2024, 8% of our operating franchises had less than one year of tenure. Given the anticipated New Business productivity uplift that comes with more years of experience, and the elevated Royalty Fees on renewal business, we believe our franchise sales category is positioned for strong growth and margin expansion. This growth will be further enhanced by our continued national expansion of franchisees. The pace of our national build-out will be aided by the regulatory approvals, product offering approvals and Carrier relationships we have already established across the continental United States.

Franchise tenure profile

•Continue to develop innovative ways to drive productivity. We believe that our agents are already among the most efficient personal lines agents in the industry. Compared to the 2024 Best Practices Study, corporate sales agents with more than three years of tenure averaged 2.8x as much New Business Production per Agent (Corporate) as the industry best practice; franchise sales agents with more than three years of tenure averaged 1.9x as much New Business Production per Agent (Franchise) as the industry best practice. We believe there is an opportunity to further expand productivity. We have historically deployed the intellectual capital accumulated in corporate (including sales practices, client relationship management practices, recruiting practices and technology) into franchisees to optimize new business production. We will continue to innovate going forward in an effort to both better serve our clients and expand our platform.
•Maximize our effectiveness in managing renewal business. We earn significantly larger Royalty Fees from our Franchisees for renewal business than for new business. Additionally, many of our largest expenses are significantly lower for renewal business, such as compensation costs, risk management costs and client development costs. Critical to converting new business into renewal business is strong Client Retention. Our Client Retention effort is led by our service centers, which had a 2024 NPS score of 89, leading to an 84% Client Retention rate and 98% premium retention rate in 2024. The key to maintaining these NPS scores and Client Retention rates is the consistency of personnel in our service centers. Our consistency in service personnel is due to a combination of the opportunities for professional advancement within the Company and the competitive wages we offer; average compensation for service team employees was over $51,000 in 2024.
•Continue to invest in technology to drive efficiencies in all areas of our business. We've made investments in technology to outrun our competitors, and we will continue to find opportunities to utilize technology to widen the gap between us and any nascent competition.

Markets & marketing
We primarily compete in the approximately $453 billion (according to S&P Global Market Intelligence) U.S. personal lines P&C industry. As a distributor, we compete for business on the basis of reputation, client service, product offerings and the ability to efficiently tailor our products to the specific needs of a client.
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
The Company represents over 200 Carriers, of which 54 provide national coverage. During 2024, three carriers represented more than 10% of total revenue at 19%, 15%, and 10%.
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
Franchisees are required to pay an Initial Franchise Fee that varies depending on the state in which the franchise will be located. The Initial Franchise Fee, which is non-refundable after training, covers our costs to recruit, train, onboard, and support the Franchisee for the first year. Franchisees are also required to pay a monthly Royalty Fee, which entitles the Franchisee to continue to operate. The Royalty Fee is derived from a percentage of gross commissions on insurance policies in their initial term (20%) and renewal terms (50%). Franchise owners are not entitled to an exclusive territory and may solicit sales from any location within the state in which they operate, subject to certain internal restrictions.
Franchisees who sign a Franchise Agreement after January 1, 2018, are required to pay a minimum monthly Royalty Fee if the Royalty Fee derived from the gross commissions on insurance policies does not exceed a specific amount.
Total operating franchises decreased by 10% to 1,103 in 2024 from 1,226 in 2023, an improvement in franchise turnover compared to the 13% decrease in 2023 from 1,413 in 2022. Growing total operating franchises is an important growth lever for the business.
Competition
The insurance brokerage business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based upon innovation, knowledge, terms and conditions of coverage, quality of service, and price. A number of firms and banks with substantially greater resources and market presence compete with us.
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
Human Capital
Our workforce is our most important asset and a key competitive advantage in our industry. Imperative to our continued success, and the primary reason for our decision to go public in 2018, is our ability to attract and retain the most talented individuals available. We will continue to strive for a one-of-a-kind company culture and offer a competitive compensation and benefits package, which includes health insurance, a 401(k) plan, an Employee Stock Purchase Program, and the potential for option awards. As of December 31, 2024, we had approximately 1,580 full-time and no part-time employees. Our Franchisees are independent businesses, and we do not control the essential terms and conditions of employment for their employees; therefore, neither our Franchisees nor their employees are included in our employee count. We believe that we have a positive relationship with our employees and we conduct regular engagement and outreach with our workforce. None of our employees are represented by a union.
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
Goosehead offers its employees a competitive health benefits package, including medical, dental, and vision insurance, as well as flex and health savings accounts, life insurance, short-term disability insurance, long-term disability insurance, accident insurance, critical illness insurance, a 401(k) retirement savings plan, and an employee stock purchase plan. Under the 401(k), we match participants' contributions, which vest over four years.
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
•Increasing scrutiny and changing expectations from investors, clients and our employees with respect to our corporate responsibility and stakeholder interest practices may impose additional costs on us or expose us to new or additional risks.
•Climate risks, including the risk of an economic crisis, risks associated with the physical effects of climate change and disruptions caused by the transition to a low-carbon economy, could adversely affect our business, results of operations and financial condition.
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
•Our business may be harmed if we lose our relationships with Carriers, fail to maintain good relationships with Carriers, become dependent upon a limited number of Carriers or fail to develop new Carrier relationships

•The failure by Mark Jones and Robyn Jones to maintain either a minimum voting interest in us or the ability to elect or designate for election at least a majority of our board of directors could trigger a change of control default under our Credit Agreement.
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
Risks relating to our business.
An overall decline in economic activity could have a material adverse effect on the financial condition and results of operations of our business.
Factors, such as business revenue, economic conditions, including adverse conditions resulting from uncertainty concerning government shutdowns, debt ceilings or funding, the volatility and strength of the capital markets, increased rates of inflation, uncertain levels of interest rates and public health emergencies can affect the business and economic environment. For example, in 2024, the global economic environment was characterized by continued market uncertainty, inflationary pressures, high interest rates, weak housing markets, natural disasters and extreme weather events, recessionary fears, and geopolitical uncertainty regarding the ongoing conflict in Ukraine, tensions across the Taiwan Strait, the Israel-Hamas conflict and other hostilities in the Middle East and their impact on global security and markets.
The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue and asset values. In addition, an increase in client preference for car- and ride-sharing services, as opposed to automobile ownership, may result in a long-term reduction in the number of vehicles per capita, and consequently the automobile insurance industry. Downward fluctuations in the year-over-year insurance premium charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our business as a significant portion of the earnings are determined as a percentage of premium charged to our clients. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance business. Also, some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our collectability of receivables or our clients may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. In addition, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns, also adversely affecting our brokerage business. A decline in economic activity could have a material adverse effect on our business, financial condition and results of operations.
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
Moreover, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense in case we decide to refinance our existing long-term borrowings, in particular the Credit Agreement, or incur any additional indebtedness. Additionally, this may impact the market for new homes, which could adversely impact our leadflow of new home purchase clients. Conversely, lower levels of inflation in the future may reduce our revenue growth by slowing the increase in insurable asset values.
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
We derive most of our revenue from commissions and fees for our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time. In addition, there have been and may continue to be (including as a result of substantial increases in insurance premiums) various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than a percentage of premium. This could negatively impact us because fees are generally not indexed for inflation and might not increase with premiums as commissions do or with the level of service provided.
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
The commission rates are set by Carriers and are based on the premiums that the Carriers charge. The potential for changes in premium rates is significant, due to pricing cyclicality in the insurance market. In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity. Capacity could also be reduced by Carriers failing or withdrawing from writing certain coverages that we offer our customers. Commission rates and premiums can change based on prevailing legislative, economic and competitive factors that affect Carriers. These factors, which are not within our control, include the capacity of Carriers to place new business, underwriting and non-underwriting profits of Carriers, client demand for insurance products, the availability of comparable products from other Carriers at a lower cost and the availability of alternative insurance products, such as government benefits and self-insurance products, to clients. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on our business, financial condition and results of operations.
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
We have a significant amount of accounts receivable from Carriers with which we place insurance. If those Carriers were to experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our financial condition and results of operations. The potential for an insurer to cease writing insurance we offer our clients could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenue and profitability for us. In addition, the recent wildfires in Southern California and hurricanes in Florida, or similar events in the future, could materially affect Carriers and could result in a diminished Carrier capacity, making it more difficult for our agents to place business. Questions about a Carrier’s perceived stability or financial strength may contribute to such insurers’ strategic decisions to focus on certain lines of insurance to the detriment of others. The failure of a Carrier with which we place insurance could result in E&O claims against us by our clients, and the failure of our Carriers could make the E&O insurance we rely upon cost prohibitive or unavailable, which could have a significant adverse impact on our financial condition and results of operations. In addition, if any of our Carriers merge or if one of our large Carriers fails or withdraws from offering certain lines of insurance, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of insurance and, as a result, reduce our commissions and fees and profitability. Such failures or insurance withdrawals on the part of our Carriers could occur for any number of reasons, including large unexpected payouts related to climate change or other emerging risk areas.
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

Our ability to provide insurance services to clients and to create and maintain comprehensive tracking and reporting of client accounts depends on our capacity to store, retrieve and process data, manage significant databases and data hygiene, and expand and periodically upgrade our information processing capabilities. As our operations evolve, we will need to continue to make investments in new and enhanced information systems. As our information system providers revise and upgrade their hardware, software and equipment technology, we may encounter difficulties in integrating these new technologies into our business. Interruption or loss of our information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on our business, financial condition and results of operations.
In the course of providing financial services, we may electronically store, transmit or otherwise process personal information (including sensitive personal information), such as social security numbers or credit card or bank information, of clients or employees of clients. Breaches in data security or infiltration by unauthorized persons of our network security could cause interruptions in operations and damage to our reputation, among other adverse impacts. While we maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information, we cannot entirely eliminate the risk of improper access to or disclosure of personal information nor the related costs we incur to mitigate the consequences from such events. Techniques used to obtain unauthorized access or to sabotage systems change frequently. For example, attackers have used artificial intelligence to launch more targeted, automated and coordinated attacks against targets. Data privacy and cybersecurity laws, rules and regulations are matters of growing public concern and are continuously changing in the states in which we operate. The failure to adhere to or successfully implement procedures to respond to these laws, rules and regulations could result in legal liability or impairment to our reputation.
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
While we maintain some of our critical information technology systems, we are also dependent on third party service providers, including Salesforce.com, to provide important information technology services relating to, among other things, agency management services, sales and service support, electronic communications and certain finance functions. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through a security breach, the loss of confidential proprietary or personal data (including sensitive personal data) through a security breach, or otherwise. While we or our third-party service providers have not experienced any significant disruption, failure or breach impacting our or their information technology systems, any such disruption, failure or breach could adversely affect our business, financial condition, reputation and results of operations.
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
In addition, regulation of AI is rapidly evolving as legislators and regulators are increasingly focused on these powerful emerging technologies and as they remain the object of intense geostrategic competition. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, client protection, trade and export controls, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, their platform moderation, data privacy and cybersecurity laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions.
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
There is increased focus, including from governmental organizations, investors, employees and clients, on corporate responsibility and stakeholder interest issues such as environmental stewardship, climate change, diversity and workplace inclusion, pay equity, racial justice, workplace conduct and cybersecurity and data privacy. There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Negative public perception, adverse publicity or negative comments in social media, including as a result of actions taken by companies we acquire before acquisition, could damage our reputation, or harm our relationships with regulators and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact employees engagement and retention and the willingness of clients and Carriers to do business with us. In addition, there exists certain negative sentiment about some individuals and government institutions related to corporate responsibility and stakeholder interests, and we may also face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding these initiatives.
In 2024, we released a report on our corporate responsibility and stakeholder interest activities that incorporates the guidelines of the Sustainability Accounting Standards Board (SASB) and our own assessments and priorities. Over time, we expect to expand our public disclosure in these areas. It is possible that stakeholders may not be satisfied with our corporate responsibility and stakeholder interest practices or the speed of their adoption. Actual or perceived shortcomings with respect to such initiatives and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various corporate responsibility and stakeholder interest practices.
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
Concerns regarding the effects of climate change on the global environment have led governmental bodies to adopt laws and regulations aimed at reducing greenhouse gas emissions and other measures to mitigate the impact of climate change. As a result, the global business community has increased its political and social awareness surrounding the issue. At various times, the U.S. Congress, state legislatures and federal and state regulatory agencies have adopted or proposed legal requirements and other initiatives to combat climate change. Climate change legislation or regulation could cause us to incur increased costs and capital expenditures to comply, which may impact our financial condition and operating performance.
In addition, the U.S. Federal Reserve has in the past identified climate change as a potential risk to the stability of the financial system. It also reported that a gradual change in investor sentiment regarding climate risk introduces the possibility of abrupt tipping points or significant swings in sentiment, which could create unpredictable follow-on effects in financial markets. If this occurred, not only would we be negatively impacted by the general economic decline, but a drop in the stock market affecting our stock price could negatively impact our ability to grow through mergers and acquisitions financed using our common stock.

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
If any of our key professionals were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. Our key personnel are currently prohibited by contract from soliciting our employees and customers and from competing in our industry in the vicinity of the Company office at which such key personnel member was employed for a period of two years following separation from employment with us. However, there can be no assurance that we will be successful in enforcing these contracts. In addition, on January 5, 2023, the FTC voted to publish a proposed rule that, if given effect, would impose a near-complete ban on employers offering, entering, and maintaining non-compete agreements with their workers, by defining such arrangements as per se methods of unfair competition. Before the rule could take effect in September 2024, the rule was stayed on August 20, 2024 by the U.S. District Court for the Northern District of Texas and is under review on appeal. The FTC’s proposed prohibition is no distinction and provides no exemption based on a worker’s earnings or job function, or on whether a worker acts in a competitively sensitive function for their employer. Although the outcome of the litigation is uncertain, such rule, if the stay is lifted, could have a material adverse effect on our ability to retain key personnel and existing business, and on our ability to generate new business.
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
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, security breaches, cyberattacks and other similar incidents, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. For example, Southern California was recently affected by wildfires, and parts of Florida experienced hurricanes. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our Carriers, making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. Any increases in loss ratios due to natural or man-made disasters could impact our Contingent Commissions, which are primarily driven by both growth and profitability metrics. The risk of business disruption is more pronounced in certain geographic areas, including Texas, California, Florida and Illinois, where a significant portion of our business is concentrated. See “Because our business is highly concentrated in Texas, California, Florida and Illinois, adverse economic conditions, natural disasters, or regulatory changes in these states could adversely affect our financial condition."
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
In pursuing our corporate strategy, we may acquire other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses. If a proposed transaction is not consummated, the time and resources spent in researching it could adversely result in missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies or expected synergies. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition-related charges, or that we will be able to reduce overhead related to the divested assets.
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
As of December 31, 2024, we had total consolidated debt outstanding of approximately $93.1 million, collateralized by substantially all of the Company’s assets, including rights to future commissions. In the year ended December 31, 2024, we had debt servicing costs of $16.8 million (see "Note 9. Debt" in the consolidated financial statements included herein), and $7.3 million of which was attributable to interest. In the year ended December 31, 2023, we had debt servicing costs of $23.4 million, $6.9 million of which was attributable to scheduled principal payments, $10.0 million of which was an additional voluntary principal payment (see "Note 9. Debt" in the consolidated financial statements included herein), and $6.6 million of which was attributable to interest. The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising or continuously high interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.
The Credit Agreement dated January 8, 2025 ("the Credit Agreement") governing our debt contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments and require us to comply with certain financial covenants. The restrictions in the Credit Agreement governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. In addition, our variable rate debt, including our Credit Agreement (which bears interest on a floating basis tied to the Secured Overnight Finance Rate ("SOFR") and therefore is subject to changes in the associated interest expense), exposes us to interest rate risk including variable rate exposure resulting from changes to the SOFR. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even if the amount borrowed remained the same. To the extent that interest rate risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations. A failure to comply with the restrictions under the Credit Agreement could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition and results of operations.
Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.
We prepare our consolidated financial statements in accordance with GAAP. These accounting principles require us to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to accounting under Topic 606. We periodically evaluate our assumptions, estimates and judgment. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. Such assumptions, estimates or judgments, however, are subjective and could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.
Because our business is highly concentrated in Texas, California, Florida and Illinois, adverse economic conditions, natural disasters, or regulatory changes in these states could adversely affect our financial condition.
A significant portion of our business is concentrated in Texas, California, Florida and Illinois. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Texas, where our headquarters and several offices are located, and Florida), earthquakes, power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or man-made disasters. For example, Southern California was recently affected by wildfires, and parts of Florida experienced hurricanes. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

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
Our homeowner and dwelling property lines of business comprised 61% of our premiums in 2024 and a majority of our new accounts are sourced by referral sources tied to home closing transactions. As we expand our franchise pipeline into new geographies that are located in high tax jurisdictions, we cannot guarantee our ability to grow our client base at the same pace as our existing geographies and generate new business if there is lower demand in the housing market as a consequence of the Tax Reform Act or future changes in tax rules.
We derive a significant portion of our commission revenues from a limited number of Carriers, the loss of which would result in additional expense and loss of market share.
In 2024, three Carriers represented more than 10% of total revenue at 19%, 15%, and 10%. In 2023, two Carriers represented more than 10% of total revenue at 16% and 12%. In 2022, two Carriers represented more than 10% of total revenue at 14% and 12%. Should any of these Carriers seek to terminate its arrangements with us, we could be forced to move our business to another Carrier and some additional expense and loss of market share could possibly result. The recent wildfires in Southern California and hurricanes in Florida could materially affect Carriers and could result in diminished Carrier capacity.
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
Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our Franchisees, our growth strategies or the ordinary course of our business or our Franchisees’ business. Other incidents may arise from events that are or may be beyond our control and may damage our brand, such as actions taken (or not taken) by one or more Franchisees or their agents relating to health, safety, welfare or other matters; litigation and claims; failure to maintain high ethical and social standards for all of our operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at us or others. Our brand value could diminish significantly if any such incidents or other matters erode client confidence in us, which may result in a decrease in our total agent count and, ultimately, lower continuing franchise fees, which in turn would materially and adversely affect our business, financial condition and results of operations.
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
Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors and other third parties may infringe, misappropriate or otherwise violate our intellectual property. In the course of litigation, or as a preventative measure, such competitors and other third parties may attempt to challenge the scope of our rights or invalidate our intellectual property. If such challenges were to be successful, it could limit our ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of clients. Defending or enforcing our trademark rights, branding practices and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results, even if such defense or enforcement is ultimately successful.
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
Data privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, the California Consumer Protection Act as amended by the California Privacy Rights Act (collectively, the "CCPA"), applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of personal information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. Numerous other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents also have enacted or are considering enacting comprehensive data privacy and cybersecurity laws that share similarities with the CCPA. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to clients whose personal information has been disclosed as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA, and other federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
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
Risks relating to our organizational structure
We are a holding company and our principal asset is our 66.2% ownership interest in Goosehead Financial, LLC, and we are accordingly dependent upon distributions from Goosehead Financial, LLC to pay dividends, if any, taxes, make payments under the tax receivable agreement and pay other expenses.
We are a holding company and our principal asset is our direct or indirect ownership of 66.2% of the outstanding LLC Units. We have no independent means of generating revenue. As the sole managing member of Goosehead Financial, LLC, we intend to cause Goosehead Financial, LLC to make distributions to the Pre-IPO LLC Members and us, in amounts sufficient to cover all applicable taxes payable by us and the Pre-IPO LLC members and any payments we are obligated to make under the tax receivable agreement we entered into as part of the reorganization transactions and to fund dividends to our stockholders in accordance with our dividend policy, to the extent our board of directors declares such dividends.
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
The Pre-IPO LLC Members control approximately 33.8% of the combined voting power of our common stock. Further, pursuant to a stockholders agreement (the "Stockholders Agreement") we and the Pre-IPO LLC Members entered into, the Pre-IPO LLC Members may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests in an amount exceeding $50 million, any change in the size of the board of directors and amendments to our certificate of incorporation or bylaws. In addition, the Stockholders Agreement provides that approval by the Pre-IPO LLC Members is required for any changes to the strategic direction or scope of Goosehead Insurance, Inc. and Goosehead Financial, LLC’s business, any acquisition or disposition of any asset or business having consideration in excess of 15% of our total assets and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel or Controller (including terms of compensation). Furthermore, the Stockholders Agreement provides that, until the Substantial Ownership Requirement is no longer met, the Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors.
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
We entered into a tax receivable agreement on May 1, 2018 with the Pre-IPO LLC Members that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets resulting from (a) the purchase of LLC Units from any of the Pre-IPO LLC Members using the net proceeds from any future offering, (b) redemptions or exchanges by the Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or (c) payments under the tax receivable agreement and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. This is a payment of obligation of Goosehead Insurance, Inc. and not Goosehead Financial, LLC.
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
Future sales of a substantial number of our shares of Class A common stock, or the perception that such sales will occur, could cause a decline in the market price of our shares of Class A common stock. Approximately 12.9 million shares of our Class A common stock and LLC Units (which may be redeemed or exchanged for a corresponding number of shares of Class A common stock) are held by the Pre-IPO LLC Members, the Goosehead Management Holders and Texas Wasatch Holders. If these stockholders sell substantial amounts of shares of Class A common stock in the public market (including any shares of Class A common stock issued upon redemption or exchange of LLC Units), or the market perceives that such sales may occur, the market price of our shares of Class A common stock could be adversely affected. We have also entered into the Registration Rights Agreement (as defined below) pursuant to which we have agreed under certain circumstances to file a registration statement to register the resale of shares of our Class A commons stock held by the Pre-IPO LLC Members, the Goosehead Management Holders and Texas Wasatch Holders, as well as to cooperate in certain public offerings of such shares. We have also filed registration statements to register all shares of Class A common stock and other equity securities that we have issued, or may issue under the Omnibus Incentive Plan and Employee Stock Purchase Plan. These shares of Class A common stock may be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates. If a large number of our shares of Class A common stock are sold in the public market, the sales could reduce the trading price of shares of Class A common stock.
We may not be able to successfully maintain effective internal controls over financial reporting.
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2024, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We have previously identified material weaknesses that have been remediated, and we may suffer from other material weaknesses in the future. If we fail to maintain effective internal control over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to maintain effective internal control over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the Securities and Exchange Commission (the “SEC”), subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.
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
We are a holding company and have no material assets other than our ownership of LLC Units in Goosehead Financial, LLC and we will not have any independent means of generating revenue. We intend to cause Goosehead Financial, LLC to make pro rata distributions to the Pre-IPO LLC Members and us in an amount at least sufficient to allow us and the Pre-IPO LLC Members to pay all applicable taxes, to make payments under the tax receivable agreement entered into with the Pre-IPO LLC Members and to pay our corporate and other overhead expenses. Goosehead Financial, LLC is a distinct legal entity and may be subject to legal or contractual restrictions that, under certain circumstances, may limit our ability to obtain cash from them. If Goosehead Financial, LLC is unable to make distributions, we may not receive adequate distributions, which could materially and adversely affect our dividends and financial position and our ability to fund any dividends.
Our board of directors periodically reviews the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in our debt agreements, business prospects and other factors that our board of directors considers relevant. In addition, our Credit Agreement limits the amount of distributions that Goosehead Financial, LLC can make to us and the purposes for which distributions can be made. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. See "Item 7. Management’s discussion and analysis of financial condition and results of operations — Liquidity and capital resources — Dividend Policy".

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
Cybersecurity Governance
Management is responsible for identifying, monitoring, assessing and managing material cybersecurity risks on an ongoing basis by establishing processes designed to ensure that potential cybersecurity risks are monitored, putting in place appropriate mitigation and remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Managing Director, IT Security & Compliance, who directs our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Managing Director, IT Security & Compliance, is a Certified Information Systems Security Professional (CISSP) with a Master's in Cybersecurity and Information Assurance (MS-CIA) from WGU, with additional certifications in cybersecurity, networking, and other IT-related topics, and over 16 years of experience in cybersecurity. As discussed above, we also have two cybersecurity committees which consist of cross-functional teams comprised of key business leaders and key technical leaders in the Company as well as the heads of our governance, risk and compliance functions. Each of our cybersecurity committees meets monthly to address cybersecurity risks.
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
In 2024, we did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks relating to intellectual property, data privacy and cybersecurity” in this annual report on Form 10-K.

Item 2. Properties
Our headquarters is located in leased offices in Westlake, Texas. The lease consists of approximately 230,000 square feet and expires in June 2033. As of December 31, 2024, our company-owned insurance brokerage business leases approximately 481,000 square feet of office space in Texas, Nevada, Colorado, Illinois, North Carolina, Florida, Arizona and Ohio under 14 leases. These offices are typically located in small office parks, generally with lease terms of five to ten years. We believe that all of our properties and facilities are well maintained.

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
Holders of Record
As of January 31, 2025, there were 6 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of January 31, 2025, there were 38 shareholders of record of our Class B common stock.
Dividend Policy
Subject to funds being legally available, we intend to cause Goosehead Financial, LLC to make pro rata distributions to the Pre-IPO LLC Members and us in an amount at least sufficient to allow us and the Pre-IPO LLC Members to pay all applicable taxes, to make payments under the tax receivable agreement we entered into with the Pre-IPO LLC Members and to pay our corporate and other overhead expenses. The declaration and payment of any dividends by Goosehead Insurance, Inc. is at the sole discretion of our board of directors, which may change our dividend policy at any time. Our board of directors will take into account:
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
Goosehead Insurance, Inc. is a holding company and does not have material assets other than its ownership of LLC Units in Goosehead Financial, LLC, and as a consequence, our ability to declare and pay dividends to the holders of our Class A common stock is subject to the ability of Goosehead Financial, LLC to provide distributions to us. If Goosehead Financial, LLC makes such distributions, the Pre-IPO LLC Members will be entitled to receive equivalent distributions from Goosehead Financial, LLC. However, because we must pay taxes and make payments under the tax receivable agreement, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by Goosehead Financial, LLC to the Pre-IPO LLC Members on a per share basis. See "Item 13. Certain relationships and related transactions, and director independence."
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
On January 31, 2025, Goosehead Financial, LLC paid a special cash distribution of $175 million to holders of record of LLC Units, including us, as of the close of business on January 21, 2025. In addition, on January 31, 2025, a one-time special cash dividend of $5.91 per share of Class A common stock was paid to holders of record of our Class A common stock as of the close of business on January 21, 2025. $1.22 of the special dividend was funded by cash received by us from prior tax distributions from Goosehead Financial, LLC that were in excess of the corporate income taxes payable by us. The remaining $4.69 of the special dividend was funded by the cash received by us from the distribution by Goosehead Financial, LLC.
Sales of Unregistered Securities
None.
Subject to the terms of the Amended and Restated Limited Liability Company Agreement of Goosehead Financial, LLC, dated as of May 1, 2018, each LLC Unit is redeemable (along with the cancellation of the corresponding share of Class B common stock) for one share of Class A common stock
Stock Performance Graph
The following graph and table illustrate the total return from May 1, 2018 through December 31, 2024 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Russell 2000 Index, assuming an investment of $100 on May 1, 2018 including the reinvestment of dividends.

Comparison of Cumulative Total Return
$1000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/1/2018
12/1/2019
12/1/2020
12/1/2021
12/1/2022
12/1/2023
12/1/2024
GSHD
S&P 500
Russell 2000

	5/1/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
GSHD	$100	$178	$291	$865	$914	$241	$533	$753
S&P 500	100	96	126	149	192	157	199	249
Russell 2000	100	88	111	133	153	121	142	158

Securities Authorized for Issuance Under Equity Incentive Plans
The following table provides information about our compensation plans under which our Class A Common Stock is authorized for issuance, as of December 31, 2024:

Number of securities to be issued upon exercise of outstanding options (in thousands)	3,263
Weighted-average exercise price of outstanding options	68.50
Number of securities remaining available for future issuances under equity compensation plans (in thousands)	4,242
Number of securities issued in connection with the Employee Stock Purchase Plan	60
Number of securities remaining available for future issuance in connection with the Employee Stock Purchase Plan	22
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended December 31, 2024 was as follows (in thousands, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	$36,837
November 1, 2024 - November 30, 2024	—	$—	—	$36,837
December 1, 2024 - December 31, 2024	—	$—	—	$36,837
Total	—		—
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
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2024. See "Non-GAAP Financial Measures" below for further discussion of our Core Revenue, Adjusted EBITDA and Adjusted EPS non-GAAP financial measures
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide clients with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver a superior insurance experience to our clients.
The following discussion contains references to the years ended December 31, 2024, December 31, 2023, and December 31, 2022. See Goosehead’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the changes from year ended December 31, 2022 to the year ended December 31, 2023.
Financial Highlights for 2024:
•Total revenue increased 20% from 2023 to $314.5 million; Core Revenues*, a non-GAAP measure, of $273.7 million increased 17% over 2023
•Total Written Premiums Placed increased 29% from 2023 to $3.8 billion
•Net income increased by $25.4 million from 2023 to $49.1 million, or 16% of total revenues
•Adjusted EBITDA*, a non-GAAP measure, increased by 43% from 2023 to $99.9 million, or 32% of total revenues
•Basic earnings per share was $1.23 and Adjusted EPS*, a non-GAAP measure, was $1.99 for the year ended December 31, 2024.
•Policies in Force increased 13% from December 31, 2023 to 1,674,000 at December 31, 2024.
•Corporate sales headcount increased 39% from December 31, 2023 to 417 at December 31, 2024.
◦As of December 31, 2024, 253 of these corporate sales agents had less than one year of tenure and 164 had greater than one year of tenure.
•Operating franchises decreased 10% from December 31, 2023 to 1,103 at December 31, 2024.
◦As of December 31, 2024, 90 operating franchises had less than one year of tenure and 1,013 operating franchisees had greater than one year of tenure.

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
•Investment in technology. We continue to develop and invest in our technology platform to drive scalability, adaptability, and efficiency. We believe our significant investment in proprietary technology is a key competitive advantage that supports, and will continue to support, our growth and operating margins.
•Continued penetration of Franchisees into existing markets. We will continue to market actively for new franchises in our established markets, which represent over 98% of the U.S. population. We are now licensed with the necessary state departments of commerce and insurance and registered as a franchisor in all 50 states in the U.S.
•Continued retention of existing Book of Business. We have navigated macroeconomic challenges to maintain high levels of Client Retention. Client Retention is key to future profitability.
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
•Cost of being a public company. To operate as a public company, we are required to continue to implement changes in certain aspects of our business and develop, manage, and train management-level and other employees to comply with on-going public company requirements. We also incur expenses as a public company, including public reporting obligations, proxy statements, stockholder meetings, stock exchange fees and transfer agent fees.

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
In 2024, revenue increased by 20% to $314.5 million from $261.3 million in 2023. Total Written Premium growth, which is the best indicator of future revenue growth, increased 29% to $3.8 billion in 2024 from $3.0 billion in 2023. Total Written Premiums Placed drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions. Our various revenue streams do not equally contribute to the long-term value of Goosehead. For instance, Renewal Revenue and Renewal Royalty Fees are more predictable and have higher margin profiles, thus are higher quality revenue streams for the Company. Alternatively, Contingent Commissions, while high margin, are unpredictable and dependent on insurance company underwriting and forces of nature and thus are lower quality revenue for the Company. Our revenue streams can be viewed in three distinct categories: Core Revenue, Cost Recovery Revenue, and Ancillary Revenue, which are non-GAAP measures. A reconciliation of Core Revenue, Cost Recovery Revenue, and Ancillary Revenue to total revenue, the most directly comparable financial measures presented in accordance with GAAP, are set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-K.
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
We discuss below the breakdown of our revenue by stream:

	Years ended December 31,						2024
(in thousands)	2024		2023		2022		% Growth
Core Revenue:
Renewal Commissions(1)	$74,938	24%	$70,730	27%	$57,543	27%	6%
Renewal Royalty Fees(2)	138,942	44%	107,524	41%	77,346	37%	29%
New Business Commissions(1)	24,608	8%	23,411	9%	24,126	12%	5%
New Business Royalty Fees(2)	27,122	9%	23,168	9%	18,244	9%	17%
Agency Fees(1)	8,127	3%	8,174	3%	10,912	4%	(1)%
Total Core Revenue	273,737	87%	233,007	89%	188,171	89%	17%
Cost Recovery Revenue:
Initial Franchise Fees(2)	6,620	2%	11,238	4%	10,853	5%	(41)%
Interest Income	932	—%	1,443	1%	1,403	1%	(35)%
Total Cost Recovery Revenue	7,552	2%	12,681	5%	12,256	6%	(40)%
Ancillary Revenue:
Contingent Commissions(1)	31,385	10%	13,746	5%	7,684	4%	128%
Other Income(2)	1,831	1%	1,843	1%	1,279	1%	(1)%
Total Ancillary Revenue	33,216	11%	15,588	6%	8,963	5%	113%
Total Revenues	$314,505	100%	$261,276	100%	$209,390	100%	20%
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.
Core Revenue:
The Company's primary source of revenue is through the placement of insurance policies. We are paid a percentage of the premium from the Carriers in the form of New Business Commissions and, in states which allow it, we charge Agency Fees for the placement of the policy. For policies placed through franchise sales, we receive 20% of the commissions and fees received as New Business Royalties during the first term of the policy. All clients are serviced by our world-class service centers, allowing for predictable retention of our Book of Business, which has historically been 84%. All commissions received in corporate sales after the first term of the policy are recognized as Renewal Commissions, which are higher margin due to lower commissions and servicing costs. For all policies that renew related to franchise sales, we receive as Renewal Royalty Fees 50% of the commissions received from the Carrier, creating a mechanical increase in revenue of 150% in the first renewal term. Renewal Royalty Fees are higher margin compared to New Business Royalty Fees due to lower servicing costs on higher revenue. Because of the lower royalty fees on New Business Commissions as compared to Renewal Commissions, and because we are placing an increasing percentage of Total Written Premium in franchise sales, Core Revenue growth will lag that of Total Written Premium.

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

	Total Written Premium	Contingent Commission Revenue	% of Premium
2022	$2,217,023	$7,684	0.35%
2023	2,963,984	13,746	0.46%
2024	3,811,992	31,385	0.82%
	3-year average		0.54%
Contingent Commissions can vary significantly from year-to-year and should be viewed over several years. Since 2022, revenue from Contingent Commissions have historically represented approximately 0.54% of Total Written Premium at year-end. Most of our Contingent Commissions are earned in the year prior to when they are received. For the year ended December 31, 2022, $7.7 million of Contingent Commissions were earned (below our historical average as a percentage of premium), of which $7.4 million was still receivable at December 31, 2022. For the year ended December 31, 2023, $13.7 million of Contingent Commissions were earned (below our historical average as a percentage of premium), of which $6.9 million was still receivable at December 31, 2023. For the year ended December 31, 2024, $31.4 million of Contingent Commissions were earned (above our historical average as a percentage of premium), of which $25.5 million was still receivable at December 31, 2024.
Premium by line of business
We are a distributor of insurance policies in a range of primarily personal lines of business including homeowner’s insurance; automotive insurance; dwelling property insurance; flood, wind and earthquake insurance; excess liability or umbrella insurance; specialty lines insurance (motorcycle, recreational vehicle, and other insurance); commercial lines insurance (general liability, property and auto insurance for small businesses) and life insurance. The following table sets forth our Total Written Premium placed by line of business by amount and as a percentage of our Total Written Premium for the periods indicated (in thousands):

	Year Ended December 31,
	2024		2023		2022
Line of business
Homeowner	$2,338,616	61%	$1,729,138	58%	$1,268,217	57%
Automotive	1,367,578	36%	1,149,737	39%	874,505	40%
Commercial	72,804	2%	57,207	2%	49,582	2%
Other	32,994	1%	27,903	1%	24,719	1%
Total Written Premium	$3,811,992	100%	$2,963,985	100%	$2,217,023	100%

Expenses
Due to our organic-focused growth strategy, virtually all of our investments in future growth are in people and technology. The majority of our investments are not capitalizable and are recognized immediately on our statement of operations, while investments in software are capitalized as intangible assets and recognized as expense over the useful life of the software.
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
General and administrative expenses. General and administrative expenses include technology, travel, accounting, legal and other professional fees, placement fees, office expenses, depreciation and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations.
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
For the year ended December 31, 2024, we had $3.8 billion in Total Written Premium, representing a 29% increase, compared to $3.0 billion for the year ended December 31, 2023. The following table shows Total Written Premium by channel for the years ended 2024 and 2023 (in thousands).

	Year Ended December 31		% Change
	2024	2023
Corporate Sales Total Written Premium	$765,485	$681,025	12%
Franchise Sales Total Written Premium	3,046,507	2,282,959	33%
Total Written Premium	$3,811,992	$2,963,984	29%
Policies in Force
Policies in Force means the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers as of a reported date. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of December 31, 2024, we had 1,674,000 Policies in Force compared to 1,486,000 as of December 31, 2023, representing a 13% increase.
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
NPS has decreased modestly to 89 as of December 31, 2024 from 92 at December 31, 2023, primarily driven by rapid premium increases offset by our service team's consistent delivery.

Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention decreased modestly to 84% at December 31, 2024 when compared to 86% at December 31, 2023, impacted modestly by premium rate increases yet supported by the service team’s continued focus on delivering highly differentiated service levels. Our retention rate is even stronger on a premium basis, driven from increases in premium taken by our Carriers and additional coverages sold by our sales agents. In 2024, we retained 98% of the premiums we distributed in 2023, a decrease from premium retention in 2023 of 101%.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and Royalty Fees relating to policies in their first term.
For the year ended December 31, 2024, New Business Revenue grew 9% to $59.9 million, from $54.8 million for the year ended December 31, 2023. Growth in New Business Revenue is primarily attributable to increases in the number of sales agents, increased New Business Production per Agency, and rising premium rates.
Any diminished capacity of Carriers to place new business (including as a result of the recent wildfires in Southern California and hurricanes in Florida) could slow the growth of our New Business Revenue in the future.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Royalty Fees from franchises after the first term of a policy.
For the year ended December 31, 2024, Renewal Revenue grew 20% to $213.9 million, from $178.3 million for the year ended December 31, 2023. Growth in Renewal Revenue was driven primarily by Client Retention of 84% at December 31, 2024, and premium rate increases over the prior year. As our agent force matures, the policies they wrote in prior years begin to convert from New Business Revenue to more profitable Renewal Revenue.
Continued declines in client retention caused by increases in premium rates could slow the growth of our Renewal Revenue in the future.
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
Core Revenue increased by $40.7 million, or 17%, to $273.7 million for the year ended December 31, 2024 from $233.0 million for the year ended December 31, 2023. The primary drivers of the increase from December 31, 2023 to December 31, 2024 are more new policies written driven by increases in the number of sales agents and increased New Business Production per Agency, an increase in policies in the renewal term assisted by client retention of 84%, and rising premium rates.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $5.1 million, or 40%, to $7.6 million for the year ended December 31, 2024 from $12.7 million for the year ended December 31, 2023. The primary driver of the decrease was a decrease in terminations of franchises, which resulted in less accelerated recognition of initial franchise fee revenue.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $17.6 million, or 113%, to $33.2 million for the year ended December 31, 2024 from $15.6 million for the year ended December 31, 2023. The primary drivers of the increase from December 31, 2023 to December 31, 2024 were improved loss ratios as well as growth in Total Written Premiums leading to attaining higher Contingent Commissions.
Contingent Commissions are inherently volatile as they are based on carrier underwriting profitability and may be impacted by catastrophic losses resulting from natural or man-made disasters.
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
Adjusted EBITDA increased by $30.1 million, or 43%, to $99.9 million for the year ended December 31, 2024, from $69.8 million for the year ended December 31, 2023, driven by a 17% increase in Core Revenue with slower growth of 13% in employee compensation and benefits excluding equity-based compensation and of 14% in general and administrative expenses excluding impairment as well as a $17.6 million increase in high-margin Contingent Commissions.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the year ended December 31, 2024, Adjusted EBITDA Margin was 32% compared to 27% for the year ended December 31, 2023. The Adjusted EBITDA margin increase came from a 17% increase in Core Revenue with slower growth of 13% in employee compensation and benefits excluding equity-based compensation and of 14% in general and administrative expenses excluding impairment as well as a $17.6 million increase in high-margin Contingent Commissions.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses, adjusted to assume a single class of stock (Class A) and assuming noncontrolling interest does not exist. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance and helps compare companies that may not have a dual-share class structure.
Adjusted EPS increased by $0.66 to $1.99 for the year ended December 31, 2024, from $1.33 for the year ended December 31, 2023, driven by a significant increase in income from operations driven by strong growth in Core Revenue and Contingent Commissions with slower growth in operating expenses and the repurchase of 1,045 thousand Class A shares as part of our share repurchase program.

GAAP to Non-GAAP Reconciliations
The following table shows a reconciliation of total revenues to other non-GAAP measures of revenue for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Total Revenues	$314,505	$261,276	$209,390

Core Revenue:
Renewal Commissions(1)	$74,938	$70,730	$57,543
Renewal Royalty Fees(2)	138,942	107,524	77,346
New Business Commissions(1)	24,608	23,411	24,126
New Business Royalty Fees(2)	27,122	23,168	18,244
Agency Fees(1)	8,127	8,174	10,912
Total Core Revenue	273,737	233,007	188,171
Cost Recovery Revenue:
Initial Franchise Fees(2)	6,620	11,238	10,853
Interest Income	932	1,443	1,403
Total Cost Recovery Revenue	7,552	12,681	12,256
Ancillary Revenue:
Contingent Commissions(1)	31,385	13,746	7,684
Other Income(2)	1,831	1,843	1,279
Total Ancillary Revenue	33,216	15,588	8,963
Total Revenues	$314,505	$261,276	$209,390
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.
The following table shows a reconciliation from net income to Adjusted EBITDA for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Net income	$49,113	$23,696	$2,630
Interest expense	7,339	6,568	4,999
Depreciation and amortization	10,453	9,244	6,884
Tax expense (benefit)	(2,413)	2,692	2,499
Equity-based compensation	27,971	23,989	19,642
Impairment expense	347	3,628	—
Other (income) expense	7,101	—	—
Adjusted EBITDA	$99,911	$69,817	$36,654
Net Income Margin(1)	16%	9%	1%
Adjusted EBITDA Margin(2)	32%	27%	18%
(1) Net Income Margin is calculated as Net Income divided by Total Revenue ($49,113 / $314,505), ($23,696 / $261,276), and ($2,630 / $209,390) for the years ended December 31, 2024, 2023, and 2022.
(2) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue excluding other non-operating items ($99,911 / $314,505) for the year ended December 31, 2024, ($69,817 / $261,276) for the year ended December 31, 2023, and ($36,654 /$209,390) for the year ended December 31, 2022.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS for the years ended December 31, 2024, 2023, and 2022. Note that totals may not sum due to rounding:

	Year ended December 31,
	2024	2023	2022
Earnings per share - basic (GAAP)	$1.23	$0.59	$0.03
Add: equity-based compensation(1)	0.75	0.64	0.52
Add: impairment expense(2)	0.01	0.10	—
Adjusted EPS (non-GAAP)	$1.99	$1.33	$0.55
(1) Calculated as equity-based compensation divided by the sum of the weighted average number of shares of Class A common stock and Class B common stock outstanding during the period 2024 - [$28.0 million / ( 24.7 million + 12.7 million )] 2023 - [ $24.0 million / ( 23.9 million + 13.8 million )] 2022 - [ $19.6 million / ( 21.0 million + 16.2 million )]
(2) Calculated as impairment expense divided by the sum of the weighted average number of shares of Class A common stock and Class B common stock [ $0.3 million / ( 24.7 million + 12.7 million )] for the year ended December 31, 2024 and [ $3.6 million/ ( 23.9 million + 13.8 million )]. No impairment was recorded for the year ended December 31, 2022.
Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the years ended December 31, 2024, 2023, and 2022. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP. For further discussion regarding our consolidated results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The following table summarizes our results of operations for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024		2023		2022
Revenues:
Commissions and agency fees	$139,059	44%	$116,061	44%	$100,265	48%
Franchise revenues	174,514	56%	143,772	55%	107,722	51%
Interest income	932	—%	1,443	1%	1,403	1%
Total revenues	314,505	100%	261,276	100%	209,390	100%
Operating Expenses:
Employee compensation and benefits	172,942	68%	152,604	67%	133,293	67%
General and administrative expenses	67,069	27%	62,111	27%	52,887	27%
Bad debts	2,901	1%	4,361	2%	6,198	3%
Depreciation and amortization	10,453	4%	9,244	4%	6,884	3%
Total operating expenses	253,365	100%	228,320	100%	199,262	100%
Income from operations	61,140		32,956		10,128
Other Income:
Interest expense	(7,339)		(6,568)		(4,999)
Other (expense) income, net	(7,101)		—		—
Income before taxes	46,700		26,388		5,129
Tax expense (benefit)	(2,413)		2,692		2,499
Net Income	49,113		23,696		2,630
Less: net income attributable to noncontrolling interests	18,687		9,556		2,065
Net Income attributable to Goosehead Insurance, Inc.	$30,426		$14,140		$565

Revenues
In 2024, revenue increased by 20% to $314.5 million from $261.3 million in 2023.
Commissions and agency fees
Commissions and agency fees consist of Core Revenue from New Business Commissions, Renewal Commissions, and Agency Fees, and Ancillary Revenue from Contingent Commissions generated from corporate sales.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2024		2023		2022
Core Revenue:
Renewal Commissions	$74,938	54%	$70,730	61%	$57,543	57%
New Business Commissions	24,608	18%	23,411	20%	24,126	24%
Agency Fees	8,127	6%	8,174	7%	10,912	11%
Total	107,673	77%	102,315	88%	92,581	92%
Ancillary Revenue:
Contingent Commissions	31,385	23%	13,746	12%	7,684	8%
Commissions and agency fees	$139,059	100%	$116,061	100%	$100,265	100%
Renewal Commissions increased by $4.2 million, or 6%, to $74.9 million for the year ended December 31, 2024 from $70.7 million for the year ended December 31, 2023. This increase is primarily attributable to an increase in the number of policies in the renewal term from December 31, 2023 to December 31, 2024, assisted by client retention of 84%, and premium rate increases.
New Business Commissions increased by $1.2 million, or 5%, to $24.6 million for the year ended December 31, 2024 from $23.4 million for the year ended December 31, 2023. This increase in New Business Commissions was primarily attributable to an increase in total sales agent head count to 417 at December 31, 2024, from 300 at December 31, 2023, a 39% increase. Revenue from Agency Fees decreased by $0.1 million, or 1%, to $8.1 million for the year ended December 31, 2024 from $8.2 million for the year ended December 31, 2023. This decrease in Agency Fees was primarily attributable to slight decreases in both the percentage of policies written where an agency fee was charged and the average amount of an agency fee charge.
Revenue from Contingent Commissions increased by $17.6 million, or 128%, to $31.4 million for the year ended December 31, 2024, from $13.7 million for the year ended December 31, 2023. The increase is primarily attributable to growth in total written premiums as well as receiving and qualifying for additional Contingent Commissions.
Franchise Revenues
Franchise Revenues consist of Core Revenues from Royalty Fees, Cost Recovery Revenues from Initial Franchise Fees, and Ancillary Revenues from Other Franchise Revenues.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2024		2023		2022
Core Revenues:
Renewal Royalty Fees	$138,942	80%	$107,524	75%	$77,346	72%
New Business Royalty Fees	27,122	16%	23,168	16%	18,244	17%
Total	166,064	96%	130,692	91%	95,590	89%
Cost Recovery Revenues:
Initial Franchise Fees	6,620	4%	11,238	8%	10,853	10%
Ancillary Revenues:
Other Franchise Revenues	1,831	1%	1,843	1%	1,279	1%
Franchise revenues	$174,514	100%	$143,772	100%	$107,722	100%

Revenue from Renewal Royalty Fees increased by $31.4 million, or 29%, to $138.9 million, for the year ended December 31, 2024 from $107.5 million for the year ended December 31, 2023. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term from December 31, 2023 to December 31, 2024, assisted by client retention of 84%, and premium rate increases.
Revenue from New Business Royalty Fees increased by $4.0 million, or 17%, to $27.1 million for the year ended December 31, 2024 from $23.2 million for the year ended December 31, 2023. The increase in revenue from New Business Royalty Fees was driven primarily by an increase in New Business Production per Agency and rising premium rates.
Initial Franchise Fee revenue decreased approximately $4.6 million, or 41%, to $6.6 million for the year ended December 31, 2024 from $11.2 million for the year ended December 31, 2023. The primary driver of the decrease in Initial Franchise Fees was a decrease in terminations of franchises, which reduced the accelerated recognition of initial franchise fee revenue.
Interest Income
Interest Income decreased to $0.9 million for 2024 compared to $1.4 million for 2023, driven by fewer franchises on a payment plan in the current period.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $20.3 million, or 13%, to $172.9 million for 2024 from $152.6 million for 2023. This was primarily related to investments in corporate producers and technology functions, and increases in equity-based compensation of 17% related to additional stock options granted during 2024.
General and administrative expenses
General and administrative expenses increased by $5.0 million, or 8%, to $67.1 million for 2024 from $62.1 million for 2023. This increase was primarily attributable to increased spending on software offset by a decrease in asset impairment charges.
Bad debts
Bad debts decreased by $1.5 million, or 33%, to $2.9 million for 2024 from $4.4 million for 2023. This decrease was primarily attributable to lower franchise turnover and an increase in average cash collections relative to revenue recognized for terminated franchises on the payment plan.
Depreciation and amortization
Depreciation and amortization increased by $1.2 million, or 13%, to $10.5 million for 2024 from $9.2 million for 2023. This increase was primarily attributable to the increase in investments in software development during 2024.
Interest expense
Interest expenses increased by $0.8 million, or 12%, to $7.3 million for 2024 from $6.6 million for 2023. This increase is attributable to an increase in total borrowings outstanding.
Other income (expense)
Other income (expense) consists of remeasurements of our tax receivable agreement liability and interest income. Other income (expense) decreased by $7.1 million for 2024 to $(7.1) million, primarily due to remeasurements of our tax receivable agreement liability due to an increase in the effective tax rate resulting from changes in state apportionment and related state filing requirements, offset by interest income generated by cash held in interest-bearing checking accounts.
Tax expense (benefit)
Tax expense (benefit) decreased by $5.1 million, or 190%, to $(2.4) million for 2024 from $2.7 million for 2023. This decrease is primarily attributable to the deferred tax impact of changes in state apportionment and related state filing requirements.

Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our corporate and franchise sales. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Commissions, Renewal Commissions and Agency Fees; (2) generating cash flow from Franchise Revenue operations, which largely includes Royalty Fees and Initial Franchise Fees; (3) borrowings, interest payments and repayments under our credit agreement; (4) issuing shares of Class A common stock. As of December 31, 2024, our unrestricted cash and cash equivalents, and restricted cash was $58.0 million. We have used cash flow from operations primarily to pay compensation and related expenses; general, administrative and other expenses; and debt service.
Credit agreement
See "Note 9. Debt" in the consolidated financial statements included herein for a discussion of the Company's credit facilities.
Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31
	2024	2023	2022
Net cash provided by operating activities	$71,544	$50,833	$36,033
Net cash used for investing activities	(12,419)	(19,182)	(12,571)
Net cash used for financing activities	(45,199)	(17,991)	(23,554)
Net increase (decrease) in cash and cash equivalents	13,926	13,660	(92)
Cash and cash equivalents, and restricted cash, beginning of period	44,047	30,387	30,479
Cash and cash equivalents, and restricted cash, end of period	$57,973	$44,047	$30,387

Operating activities
Net cash provided by operating activities was $71.5 million for 2024 as compared to net cash provided by operating activities of $50.8 million for 2023. This increase in net cash provided by operating activities was primarily attributable to a $25.4 million increase in net income, with an $(15.0) million adjustment due to a non-cash loss on the remeasurement of our tax receivable agreement liability, and a $10.8 million lower decrease in our contract liabilities driven by fewer franchise terminations in 2024. These increases were partially offset by a $19.9 million increase in commissions and agency fees receivable, which is primarily related to an increase in contingent commissions receivable.
Investing activities
Net cash used for business investment activities was $12.4 million for 2024 as compared to net cash used for business investment activities of $19.2 million for 2023. This decrease in net cash used in business investment activities was primarily attributable to a $6.9 million decrease in purchases of books of business and a $3.5 million decrease in cash purchases of property and equipment offset by a $3.5 million increase in cash paid for software development.
Financing activities
Net cash used for financing activities was $45.2 million for 2024 as compared to net cash used for financing activities of $18.0 million for 2023. This increase in net cash used for financing activities was primarily driven by repurchases of our Class A common stock for $63.2 million and a $5.4 million increase in tax receivable agreement payments, offset by new borrowings under our term loan of $25.0 million, a $7.5 million decrease in payments on our term loan due to an additional $10 million principal payment made in 2023 offset by higher quarterly payments in 2024, and a $6.1 million decrease in member distributions.

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
Dividend policy
Assuming Goosehead Financial, LLC makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes and tax receivable agreement payments (any such portion, an “excess distribution”) will be made at the sole discretion of our board of directors. Our board of directors may change our dividend policy at any time. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend policy".
Tax receivable agreement
We entered into the tax receivable agreement with the Pre-IPO LLC Members on May 1, 2018 that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. See "Item 13. Certain relationships and related transactions, and director independence".
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
Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of December 31, 2024, aggregated by type.

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$74,246	$7,910	$24,162	$20,997	$21,177
Debt obligations payable(2)(4)	93,078	10,063	83,016	—	—
Interest expense(3)(4)	8,392	5,556	2,835	—	—
Liabilities under tax receivable agreement(5)	160,142	—	41,467	19,947	98,727
Total	$335,858	$23,529	$151,480	$40,944	$119,904
(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $7.5 million, $7.8 million, and $7.0 million for years ending December 31, 2024, 2023, and 2022.
(2)The Company further amended its credit facilities on April 24, 2024 increasing term loan borrowings by $25 million and increasing the revolving credit facility by $25 million to $75 million, of which nothing was drawn on the revolving credit facility as of December 31, 2024.
(3)Interest payments on our outstanding debt obligations under our Credit Agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of December 31, 2024.
(4)On January 8, 2025, the Company closed on a $300 million term loan and retired our existing $93 million term loan. See "Note 9. Debt" in the consolidated financial statements.
(5)See "Item 7. Management's discussion and analysis of financial condition and results of operation - Tax receivable agreement."

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
Certain costs to obtain or fulfill a contract are capitalized. The Company capitalizes the incremental costs to obtain franchise contracts. These deferred costs are amortized over the expected life of the underlying franchise fee and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2024.
Liabilities under tax receivable agreement
In connection with the Offering, we entered into a tax receivable agreement with the Pre-IPO LLC Members that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Financial, LLC’s assets resulting from (a) the acquisition of LLC Units using the net proceeds from any future offering, (b) redemptions or exchanges by the Pre-IPO LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of our Class A common stock or (c) payments under the tax receivable agreement, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement.
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
As of December 31, 2024, as a result of the prior redemptions of LLC Units, we recognized liabilities totaling $160.1 million relating to our obligations under the tax receivable agreement.

Item 7A. Quantitative and qualitative disclosure of market risks
Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates, and equity prices. We are exposed to market risk through our Book of Business and borrowings under our Credit Agreement.
Insurance premium pricing within the P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. External events, such as terrorist attacks and man-made and natural disasters can also have significant impacts on the insurance market. We use the terms ‘‘soft market’’ and ‘‘hard market’’ to describe the business cycles experienced by the industry. A soft market is an insurance market characterized by a period of declining premium rates, which can negatively affect commissions earned by insurance agents. A hard market is an insurance market characterized by a period of rising premium rates, which, absent other changes, can positively affect commissions earned by insurance agents.
The Company represents over 200 insurance carriers, of which 54 provide national coverage. During 2024, three carriers represented more than 10% of total revenue at 19%, 15%, and 10%.
As of December 31, 2024, we had $93.1 million of borrowings outstanding under our Credit Agreement, which bears interest on a floating basis tied to SOFR and therefore is subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated financial statements.

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Goosehead Insurance, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Goosehead Insurance, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goosehead is compensated for the insurance brokerage services that it provides for clients in the form of commission revenue, agency fees, royalty fees, and contingent commissions. The transaction price for commissions and royalty fees revenue is set as an estimate of the variable consideration to be received for the current policy term. This estimate includes fixed consideration due based on the contractual terms of the current policy, adjustments for estimates of modifications of the contractual terms of the current policy and/or termination of the policy before the end of the current term, and constraint of the variable consideration to the extent that it is probable there will not be a significant reversal of revenue. For the year ended December 31, 2024, commissions and agency fees was $139.1 million, of which $74.9 million relates to renewal commissions and $24.6 million relates to new business commissions. For the year ended December 31, 2024, franchise revenue was $174.5 million, of which $138.9 million relates to renewal royalty fees and $27.1 million relates to new business royalty fees.
We identified renewal and new business commissions and renewal and new business royalty fees revenue as a critical audit matter because of the judgments and assumptions necessary for management to estimate the variable consideration to be received for the current policy term. This required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimates of variable consideration and required extensive audit effort when performing those audit procedures due to the volume of commissions contracts.
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
February 28, 2025
We have served as the Company's auditor since 2017.

Goosehead Insurance, Inc.
Consolidated statements of operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Commissions and agency fees	$139,059	$116,061	$100,265
Franchise revenues	174,514	143,772	107,722
Interest income	932	1,443	1,403
Total revenues	314,505	261,276	209,390
Operating Expenses:
Employee compensation and benefits	172,942	152,604	133,293
General and administrative expenses	67,069	62,111	52,887
Bad debts	2,901	4,361	6,198
Depreciation and amortization	10,453	9,244	6,884
Total operating expenses	253,365	228,320	199,262
Income from operations	61,140	32,956	10,128
Other Income:
Interest expense	(7,339)	(6,568)	(4,999)
Other income (expense)	(7,101)	—	—
Income before taxes	46,700	26,388	5,129
Tax expense (benefit)	(2,413)	2,692	2,499
Net Income	49,113	23,696	2,630
Less: net income attributable to noncontrolling interests	18,687	9,556	2,065
Net Income attributable to Goosehead Insurance, Inc.	$30,426	$14,140	$565

Earnings per share:
Basic	$1.23	$0.59	$0.03
Diluted	$1.16	$0.55	$0.03
Weighted average shares of Class A common stock outstanding:
Basic	24,657	23,929	20,995
Diluted	38,301	38,356	21,773

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated balance sheets
(In thousands, except par value amounts)

	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$54,280	$41,956
Restricted cash	3,693	2,091
Commissions and agency fees receivable, net	31,375	12,903
Receivable from franchisees, net	11,077	9,720
Prepaid expenses	8,139	7,889
Total current assets	108,564	74,559
Receivable from franchisees, net of current portion	3,469	9,269
Property and equipment, net of accumulated depreciation	24,101	30,316
Right-of use asset	37,420	38,406
Intangible assets, net of accumulated amortization	25,075	17,266
Deferred income taxes, net	193,478	181,209
Other assets	5,546	3,867
Total assets	$397,653	$354,892
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$22,891	$16,398
Premiums payable	3,693	2,091
Lease liability	6,535	8,897
Contract liabilities	3,275	4,129
Note payable	10,063	9,375
Total current liabilities	46,457	40,890
Lease liability, net of current portion	54,536	57,382
Note payable, net of current portion	82,251	67,562
Contract liabilities, net of current portion	15,191	22,970
Liabilities under tax receivable agreement, net of current portion	160,142	149,302
Total liabilities	358,577	338,106
Commitments and contingencies (see notes 9, 15, and 17)
Class A common stock, $0.01 par value per share 300,000 shares authorized, 24,668 shares issued and outstanding as of December 31, 2024, 24,966 issued and outstanding as of December 31, 2023	247	250
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 12,620 issued and outstanding as of December 31, 2024, 12,954 issued and outstanding as of December 31, 2023	126	130
Additional paid-in capital	58,917	73,413
Accumulated deficit	(15,401)	(45,827)
Total stockholders' equity and members' deficit	43,889	27,966
Noncontrolling interests	(4,813)	(11,180)
Total equity	39,076	16,786
Total liabilities and equity	$397,653	$354,892
See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statements of stockholders’ equity
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2022	20,198	16,909	$200	$170	$34,736	$(60,532)	$(25,426)	$(43,762)	$(69,188)
Net income	—	—	—	—	—	565	565	2,065	2,630
Exercise of stock options	381	—	4	—	2,728	—	2,732	2,699	5,431
Equity-based compensation	—	—	—	—	10,999	—	10,999	8,643	19,642
Activity under employee stock purchase plan	16	—	—	—	382	—	382	317	699
Redemption of LLC Units	2,439	(2,439)	24	(24)	(4,969)	—	(4,969)	4,969	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	7,162	—	7,162	—	7,162
Balance December 31, 2022	23,034	14,470	$228	$146	$51,038	$(59,967)	$(8,555)	$(25,069)	$(33,624)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2023	23,034	14,470	$228	$146	$51,038	$(59,967)	$(8,555)	$(25,069)	$(33,624)
Distributions	—	—	—	—	—	—	—	(10,939)	(10,939)
Net income	—	—	—	—	—	14,140	14,140	9,556	23,696
Exercise of stock options	409	—	4	—	5,624	—	5,628	3,662	9,290
Equity-based compensation	—	—	—	—	15,201	—	15,201	8,788	23,989
Activity under employee stock purchase plan	6	—	1	—	381	—	383	224	607
Redemption of LLC Units	1,517	(1,517)	15	(15)	(2,598)	—	(2,598)	2,598	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	3,767	—	3,767	—	3,767
Balance December 31, 2023	24,966	12,954	$250	$130	$73,413	$(45,827)	$27,966	$(11,180)	$16,786

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2024	24,966	12,954	$250	$130	$73,413	$(45,827)	$27,966	$(11,180)	$16,786
Distributions	—	—	—	—	—	—	—	(4,829)	(4,829)
Share repurchases	(1,045)	—	(10)	—	(41,551)	—	(41,561)	(22,044)	(63,605)
Net income	—	—	—	—	—	30,426	30,426	18,687	49,113
Exercise of stock options	403	—	3	—	7,695	—	7,698	4,345	12,043
Equity-based compensation	—	—	—	—	18,438	—	18,438	9,533	27,971
Activity under employee stock purchase plan	10	—	—	—	321	—	321	168	489
Redemption of LLC Units	334	(334)	4	(4)	(383)	—	(383)	507	124
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	984	—	984	—	984
Balance December 31, 2024	24,668	12,620	$247	$126	$58,917	$(15,401)	$43,889	$(4,813)	$39,076

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statements of cash flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$49,113	$23,696	$2,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,955	9,469	7,109
Loss on disposal of fixed assets	74	—	—
Impairment expense	347	3,628	—
Bad debt expense	2,901	4,361	6,198
Equity-based compensation	27,971	23,989	19,642
Impact of tax receivable agreement	8,672	23,640	24,703
Deferred income taxes	(3,745)	(22,123)	(22,478)
Noncash lease expense	(4,476)	(748)	1,998
Cloud computing arrangement implementation costs	(1,180)	(85)	—
Changes in operating assets and liabilities:
Receivable from franchisees	3,858	7,666	(722)
Commissions and agency fees receivable	(19,950)	(28)	(4,504)
Prepaid expenses	(250)	(3,555)	451
Other assets	827	486	548
Accounts payable and accrued expenses	5,060	(109)	2,513
Contract liabilities	(8,633)	(19,454)	(2,055)
Net cash provided by operating activities	71,544	50,833	36,033
Cash flows from investing activities:
Issuance of notes receivable to franchisees	(325)	(130)	—
Proceeds from notes receivable to franchisees	94	—	43
Purchase of software	(11,209)	(7,705)	(2,484)
Cash consideration paid for asset acquisitions	—	(6,895)	—
Purchase of property and equipment	(979)	(4,452)	(10,130)
Net cash used for investing activities	(12,419)	(19,182)	(12,571)
Cash flows from financing activities:
Customer premiums, net	994	(75)	(309)
Debt issuance cost	(621)	—	—
Repayment of revolving credit facility	—	—	(50,000)
Repayment of term note payable	(9,422)	(16,875)	(4,375)
Proceeds from revolving credit facility	—	—	25,000
Proceeds from term note payable	25,000	—	—
Proceeds from the issuance of Class A common stock	12,235	9,898	6,130
Repurchases of Class A common stock	(63,184)	—	—
Member distributions	(4,829)	(10,939)	—
Payments pursuant to tax receivable agreement	(5,372)	—	—
Net cash used for financing activities	(45,199)	(17,991)	(23,554)
Net increase (decrease) in cash and cash equivalents, and restricted cash	13,926	13,660	(92)
Cash and cash equivalents, and restricted cash, beginning of period	44,047	30,387	30,479
Cash and cash equivalents, and restricted cash, end of period	$57,973	$44,047	$30,387

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow data:
Cash paid during the year for interest	$6,876	$6,369	$4,774
Cash paid for income taxes	631	701	484

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
The operations of the corporate-owned offices are recorded in Texas Wasatch Insurance Services, L.P. (“TWIS”)—a Texas limited partnership headquartered in Westlake, TX and operating since 2003. TWIS is a wholly-owned subsidiary of Goosehead Insurance Holdings ("GIH"), which is a wholly-owned subsidiary of GF. The Company had 14 corporate-owned offices in operation at December 31, 2024, 14 at December 31, 2023, and 12 at December 31, 2022.
The operations of the franchise units are recorded in Goosehead Insurance Agency, LLC (“GIA”)—a Delaware limited liability company headquartered in Westlake, TX and operating since 2011. GIA is 100% owned by GIH, which is 100% owned by GF. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During years ended December 31, 2024, 2023, and 2022, the Company onboarded 97, 209, and 496 franchise locations, respectively and had 1,103, 1,226, and 1,413 operating franchise locations as of December 31, 2024, 2023 and 2022 respectively. No franchises were purchased by the Company during the years ended December 31, 2024, 2023, and 2022.
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

Following completion of the Reorganization Transactions and the Offering, GSHD owned 37.3% of GF and the Pre-IPO LLC Members owned the remaining 62.7%. GSHD is the sole managing member of GF and, although GSHD holds a minority economic interest in GF, GSHD has the sole voting power and control of management of GF. Accordingly, GSHD consolidates the financial results of GF and reports noncontrolling interest in GSHD's consolidated financial statements.

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
Reclassification
Certain amounts previously reported in the prior period financial statements have been reclassified for comparative purposes to conform to the current period's presentation.
The Company elected to change its presentation of cash flows associated with "Premiums payable" from operating activities to present them as financing activities, net, within the Consolidated Statement of Cash Flows within the caption "Customer premiums, net". This reclassification had no impact on the Consolidated Statements of Operations, Consolidated Balance Sheets, or Consolidated Statements of Stockholders' Equity.
Significant accounting policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates as more information becomes known.
Cash and cash equivalents
The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits; however, the Company has not historically experienced any losses in these accounts. The Company believes it is not exposed to any significant credit risk.
The Company earns interest on its cash balance that is held in interest-bearing checking accounts. During the year ended December 31, 2024, the Company recognized $1.6 million in interest income within Other income (expense) in the Consolidated Statements of Operations. No interest was earned during the years ended December 31, 2023 and 2022. As of December 31, 2024, 2023 and 2022, the Company did not have any cash equivalents.
Restricted cash
The Company holds premiums received from the insured, but not yet remitted to the insurance carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $3.7 million and $2.1 million as of December 31, 2024 and 2023, respectively.
The following is a reconciliation of our cash and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$54,280	$41,956	$28,743
Restricted cash	3,693	2,091	1,644
Cash and cash equivalents, and restricted cash	$57,973	$44,047	$30,387

Commissions and agency fees receivable
Upon issuance of a new policy, the Company typically collects the first premium payment from the insured and then remits the full premium amount to the insurance carrier. The insurance carrier collects the remaining premiums directly from the insured and remits the applicable commissions to the Company. Accordingly, as reported in the accompanying consolidated balance sheets, commissions are receivables from the insurance carriers. These direct-bill arrangements consist of a high volume of transactions with small premium amounts, with the billing controlled by the insurance carriers. The income statement and balance sheet effects of the commissions are recorded at the contract effective date and generally are based on a percentage of premiums for insurance coverage. During 2024, the Company wrote with over 200 insurance carriers, of which 54 provided national coverage. In 2024, three carriers represented more than 10% of total revenue at 19%, 15%, and 10%. In 2023, two carriers represented more than 10% of total revenue at 16% and 12%. In 2022, two carriers represented more than 10% of total revenue at 14% and 12%.
In select states, agents have the option to charge an agency fee for the placement of the insurance policy. These non-refundable fees are recorded as receivable on the date the policy is effective with the insurance carrier.
Allowance for uncollectible agency fees
The Company records agency fees receivable net of an allowance for estimated uncollectible accounts to reflect any loss anticipated for the related agency fees receivable balances, which anticipated loss is charged to bad debts. The agency fees receivable balance consists of numerous small-balance, homogeneous accounts. The Company calculates the allowance based on collection history and writes off all uncollected agency fee balances outstanding over ninety days.
Receivable from franchisees
Receivable from franchisees consists of franchise fees receivable net of an allowance for uncollectible franchise fees and unamortized discount on franchise fees; royalty fees receivable; and notes receivable from franchisees.
Franchise fees receivable
At the start date of the franchise agreement, the Company records an entry to establish a franchise fees receivable and a contract liability. The contract liability will be amortized to franchise fees within Franchise revenues over the 10-year life of the franchise contract. Franchisees have the option to pay the full amount of franchise fees up front or to pay a deposit up front and the remaining balance by payment plan over time. The franchisees that elect to pay the initial franchise fee over time pay in total an amount that exceeds the amount due had they paid the full amount up front. As such, the payment plan option is treated as a zero-interest rate note, which creates an imputation of interest. The imputed interest is recorded as a discount on the franchise fee receivable and amortized using the effective interest rate method over the life of the payment plan. The amount of interest recorded in 2024, 2023, and 2022 related to franchise fees on a payment plan was $0.9 million, $1.4 million, and $1.4 million, respectively, and is included in Interest income.
Allowance for uncollectible franchise fees receivable
The Company records franchise fees receivable net of an allowance for estimated uncollectible accounts to reflect any loss anticipated related to the franchise fees receivable balances, which anticipated loss is charged to bad debts. The franchise fees receivable balance consists of numerous small-balance, homogeneous accounts. The Company calculates the allowance based on our history of write offs for all franchise accounts. Franchise fees receivable and the related allowance is written off if the franchisee owing the balance terminates.
Royalty fees receivable
Royalty fees are recorded at the point in time when the policy becomes effective with the insurance carrier. The royalty fees are secured by the commissions of the franchisee with no historical losses incurred for uncollectible royalty fees. As such, there is no allowance for doubtful accounts relating to royalty fees.
Revenue recognition
Goosehead provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned locations and franchise units. Goosehead is compensated for the insurance brokerage services that it provides for clients in the form of commissions, agency fees, royalty fees, and contingent commissions. The Company estimates revenue and constrains the estimates such that it is probable there will not be a significant reversal of revenue. The Company adjusts its estimate of revenue recognized based on cash collections.
The Company also recognizes revenue for initial franchise fees generated from a contract between the Company and a franchisee. Initial franchise fees are recognized as revenue over the 10-year life of the franchise contract, beginning on the start date of the contract.

Certain costs to obtain or fulfill a contract are capitalized. The Company capitalizes the commission payments paid to obtain new franchise contracts. These deferred costs are amortized over the expected life of the underlying franchise fee, and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2024.
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
Intangible assets
Intangible assets are stated at cost less accumulated amortization and reflect amounts paid for the Company’s web domain, computer software costs, and books of business (customer accounts). The web domain is amortized over a useful life of fifteen years, software costs are amortized over a useful life of three to ten years, and books of business are amortized over a useful life of eight years.
In May 2023, the Company entered into an agreement to purchase Vivint Smart Home's insurance book of business, for which the Company paid $5.8 million in cash consideration. Total purchases of books of business during the year ended December 31, 2023 was $6.9 million. We made no purchases of books of business during the year ended December 31, 2024.
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
Based on a review of tangible assets during the year ended December 31, 2024, the Company identified one office lease that would be subleased and completed a recoverability assessment for assets at that location. Based on the results of the recoverability assessment, the Company determined that the undiscounted cash flows of the assets were below their carrying values. As a result, the Company compared the fair values of the assets to their carrying values and recorded an impairment expense of $0.1 million for property and equipment and $0.2 million for right-of-use asset for the amount the carrying values exceeded the fair values. The Company determined the fair values by estimating sublease cash flows based on market rates for similar properties and discounted them using the Company's internal borrowing rate.
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
No additional impairment was identified during the year ended December 31, 2024, 2023, and 2022.

Premiums payable
Premiums payable represent premium payments that have been received from insureds, but not yet remitted to the insurance carriers.
Deferred financing costs
Deferred financing costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense in accordance with the related debt agreements. Deferred financing costs for existing debt facilities are included as a reduction in notes payable on the accompanying consolidated balance sheets while deferred financing costs incurred for debt facilities not yet consummated as of the end of a reporting period are included in other assets on the accompanying consolidated balance sheets.
Lease Accounting
The primary leased asset class of the Company is real estate. For leases with an original term longer than one year, lease liabilities are initially recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term, including non-lease components such as fixed common area maintenance costs and other fixed costs. A corresponding right-of-use ("ROU") asset is initially recognized equal to the lease liability adjusted for any lease prepayments, initial direct costs and lease incentives, and amortized into rent expense, which is included in general and administrative expenses in the consolidated statements of operations.
The discount rates used in determining the present value of leases represent our collateralized borrowing rate considering each lease's term. Certain leases have options to renew or terminate the lease that can be exercised at the discretion of the Company. These options are included in the lease term when it is reasonably certain that we will exercise that option. Rent expense is generally recognized on a straight-line basis over the lease term and included in General and administrative expenses in the Consolidated Statements of Operations. See Note 15 for further information.
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
The Company accounts for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.
Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2024, 2023, and 2022 was $1.0 million, $0.9 million, and $1.0 million.
Recently adopted accounting pronouncements
In March 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 was initially effective as of March 12, 2020 through December 31, 2022. In December 2022, ASU 2022-06 extended the effective period through December 31, 2024. The adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements. The standard will ease, if warranted, the administrative requirements for accounting for the future effects of the rate reform. A substantial portion of our indebtedness bore interest at variable interest rates, primarily based on USD-LIBOR, and contained a provision to move to the Secured Overnight Financing Rate ("SOFR") if or when LIBOR is phased out. On April 26, 2023, the Company entered into an Amendment No.1 to the Second Amended and Restated Credit Agreement executing the provision to move to SOFR from LIBOR. Under the allowable expedients, a modification of a debt contract that is only a replacement of the reference rate is accounted for as a non-substantial modification.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures of significant segment expenses and other segment items, provide for the disclosure of additional measures of a segment's profit or loss used by the chief operating decision maker, require that all annual disclosures about a reportable segment's profit or loss and assets be included in interim periods, and provide new segment reporting requirements for entities with a single reportable segment. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all periods presented. Refer to our segment disclosure in "Note 16. Segment information" for more information.
Accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Suptopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires additional disclosures of certain costs and expenses with the notes to the financial statements. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Suptopic 220-40): Clarifying the Effective Date, which clarified that the updates are effective for annual reporting periods beginning after December 15, 2026, and interim periods thereafter. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.
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
The Company must estimate the amount of consideration that will be received such that a significant reversal of revenue is not probable. Contingent commissions represent a form of variable consideration associated with the placement and profitability of coverage, for which we earn commissions. In connection with Topic 606, contingent commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding commissions for the period over which the contract applies. As contingent commissions are earned in relation to policies placed by the Company with the insurance carrier, the timing of recognizing contingent commissions follows a similar pattern as our commissions and fees, with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available.
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
Contract Costs
The Company has evaluated ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”), which requires companies to defer certain incremental costs to obtain customer contracts and certain costs to fulfill customer contracts.
Incremental costs to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans for selling new franchise agreements. These incremental costs are deferred and amortized over a 10-year period, which is consistent with the term of the contract. The balance of costs to obtain is included with Other assets on the Consolidated balance sheets.
Costs to fulfill - The Company has evaluated the need to capitalize costs to fulfill customer contracts and has determined that there are no costs that meet the definition for capitalization under ASC 340.

Disaggregation of Revenue
The following tables disaggregates revenue by source (in thousands):

	Year Ended December 31,
	2024	2023	2022
Type of revenue stream:
Commissions and agency fees
Renewal commissions	$74,938	$70,730	$57,543
New business commissions	24,608	23,411	24,126
Agency fees	8,127	8,174	10,912
Contingent commissions	31,385	13,746	7,684
Franchise revenues
Renewal royalty fees	138,942	107,524	77,346
New business royalty fees	27,122	23,168	18,244
Initial franchise fees	6,620	11,238	10,853
Other franchise revenues	1,831	1,843	1,279
Interest income	932	1,443	1,403
Total revenues	$314,505	$261,276	$209,390

Timing of revenue recognition:
Transferred at a point in time	$107,673	$102,315	$92,581
Transferred over time	206,832	158,961	116,809
Total revenues	$314,505	$261,276	$209,390

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	December 31, 2024	December 31, 2023	Increase/(decrease)
Cost to obtain franchise contracts(1)	$1,967	$2,309	$(342)
Commissions and agency fees receivable, net(2)	31,375	12,903	18,472
Receivable from franchisees, net(2)	14,546	18,989	(4,443)
Contract liabilities(2)(3)	18,466	27,099	(8,633)
(1) Cost to obtain franchise contracts is included in Other assets on the consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract

Significant changes in contract liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Contract liability at beginning of period	$27,099	$46,553
Revenue recognized during the period	(6,620)	(11,238)
New deferrals(1)	3,125	4,095
Write offs(2)	(5,138)	(12,311)
Contract liability at end of period	$18,466	$27,099
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

Anticipated Future Recognition of Deferred Initial Franchise Fees
The following table reflects the estimated initial franchise fees (contract liability) to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for the year ended December 31:
2025	$3,275
2026	3,019
2027	2,839
2028	2,566
2029	2,246
Thereafter	4,521
$18,466

4. Franchise fees receivable
The balance of Franchise fees receivable included in receivable from franchisees in the consolidated balance sheets consisted of the following (in thousands):

	December 31,
	2024	2023
Franchise fees receivable	$6,263	$15,096
Less: Unamortized discount	(1,671)	(4,388)
Less: Allowance for uncollectible franchise fees	(35)	(223)
Total franchise fees receivable	$4,557	$10,485

Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2022	$487
Charges to bad debts	1,319
Write offs	(1,583)
Balance at December 31, 2023	223
Charges to bad debts	404
Write offs	(592)
Balance at December 31, 2024	$35

5. Allowance for uncollectible agency fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2022	$450
Charges to bad debts	1,480
Write offs	(1,421)
Balance at December 31, 2023	$508
Charges to bad debts	1,469
Write offs	(1,614)
Balance at December 31, 2024	$363

6. Property and equipment
Property and equipment consisted of the following at (in thousands):

	December 31,
	2024	2023
Furniture & fixtures	$10,369	$11,306
Computer equipment	5,443	4,482
Network equipment	481	436
Phone system	227	326
Leasehold improvements	35,288	36,285
Total	51,808	52,834
Less accumulated depreciation	(27,707)	(22,518)
Property and equipment, net	$24,101	$30,316

Depreciation expense was $7.3 million, $7.6 million, and $6.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

7. Intangible assets
Intangible assets consisted of the following (in thousands):

	December 31,		Weighted average amortization period (years)
	2024	2023
Computer software & web domain	$24,475	$13,509	8.52
Books of business	6,895	6,895	6.36
Less accumulated amortization	(6,294)	(3,138)
Intangible assets, net	$25,075	$17,266
Amortization expense was $3.2 million, $1.7 million, and $0.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Expected amortization for the next five calendar years as of December 31, 2024 are as follows (in thousands):

2025	$3,502
2026	3,215
2027	3,201
2028	3,201
2029 and thereafter	11,956
Total	$25,075

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
Matching contributions may be changed at the discretion of the Company. Company contributions totaled $1.5 million, $1.5 million, and $1.0 million for the years ended December 31, 2024, 2023, and 2022.

9. Debt
On July 21, 2021, the Company refinanced its $25.0 million revolving credit facility and $80.0 million term note payable to a $50.0 million revolving credit facility and $100.0 million term note payable in order to obtain a more favorable interest rate on the outstanding debt. The revolving credit facility and term note are collateralized by substantially all the Company's assets, which includes right to future commissions and royalties.
On April 26, 2023, the Company entered into Amendment No.1 of the Second Amended and Restated Credit Agreement, which provided that LIBOR should be replaced with Term SOFR.
On April 24, 2024, the Company entered into Amendment No. 2 of the Second Amended and Restated Credit Agreement, increasing the term note payable by $25 million and increasing the capacity of the revolving credit facility by $25 million to a total capacity of $75 million.
At December 31, 2024, the Company had nothing drawn against the revolving credit facility and had a letter of credit of $0.2 million applied against the maximum borrowing availability. Thus, amounts available to draw totaled $74.8 million. The revolving credit facility is due in full on July 21, 2026. The aggregate principal amount of the term note as of December 31, 2024 is $93.1 million, payable in quarterly installments of $2.5 million, with a balloon payment of $80.5 million on July 21, 2026.
Amounts outstanding under both the term note and the revolving credit facility bear interest at Term SOFR plus a margin based on our current leverage ratio. The interest rates applicable for each leverage ratio tier are as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
> 1.50x	SOFR + 200 bps
> 2.50x	SOFR + 225 bps
> 3.50x	SOFR + 250 bps

At December 31, 2024, the interest rate applicable for the credit facilities was Term SOFR plus 175 basis points. Interest payments on the revolving credit facility totaled $0.2 million, $0.1 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Loan origination fees of $0.8 million at December 31, 2024 are reflected as a reduction to the note balance and are amortized through interest expense. The effective interest rate for the term note as of December 31, 2024 was 7.76%.
Maturities of the term note payable for the next five calendar years as of December 31, 2024 are as follows (in thousands):

Amount
2025	$10,063
2026	83,016
2027	—
2028	—
2029	—
Total	$93,079

The Company’s note payable agreement contains certain restrictions and covenants. Under these restrictions, the Company is limited in the amount of debt incurred and distributions payable. In addition, the credit agreement contains certain change of control provisions that, if broken, would trigger a default. Finally, the Company must maintain certain financial ratios. As of December 31, 2024, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balances at December 31, 2024 and December 31, 2023 approximate their fair values using Level 2 inputs, described below.
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
Subsequent event
On January 8, 2025, the Company entered into a credit agreement (the "2025 Credit Agreement") providing for an aggregate $300 million term notes payable (the "2025 Initial Term Loan") and $75 million revolving credit facility (the "2025 Revolving Credit Facility"). The 2025 Initial Term Loan matures on January 8, 2032 and the 2025 Revolving Credit Facility matures on January 8, 2030. This credit agreement replaces the existing Second Amended and Restated Credit Agreement, dated July 21, 2021, which was repaid with the proceeds of the 2025 Initial Term Loan and terminated. Loans under the 2025 Credit Agreement will bear interest at a rate of Term SOFR plus 3.50%. The 2025 Credit Agreement is secured by all property owned, leased or operated by the Company except for certain excluded assets.

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
Income tax expense
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income taxes
Federal	$—	$—	$—
State and local	1,332	755	271
Total current income taxes	1,332	755	271
Deferred income taxes
Federal	5,973	3,169	(340)
State and local	(9,718)	(1,232)	2,568
Total deferred income taxes	(3,745)	1,937	2,228
Income tax expense (benefit)	$(2,413)	$2,692	$2,499

A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income before taxes	$46,700	$26,388	$5,129

Income taxes at U.S. federal statutory rate	9,807	5,541	1,076
Tax on income not subject to entity level federal income tax	(3,929)	(2,034)	(483)
Permanent Differences:
Non-deductible stock compensation costs	(3,060)	(1,760)	(1,478)
Non-deductible excess compensation	—	70	15
Meals & entertainment	178	152	101
Permanent Provision to Return	9	(53)	43
State income tax expense (benefit), net of federal benefit	(6,530)	(329)	2,268
Other reconciling items:
Section 162(m) DTA Write-off	1,044	1,085	935
Other	68	20	22
Income tax expense (benefit)	$(2,413)	$2,692	$2,499
Deferred tax assets and liabilities
The components of deferred tax assets are as follows (in thousands):

	December 31, 2024	December 31, 2023
Net operating loss carryforwards	$18,503	$15,906
Investment in flow-through entity	174,975	165,303
Net deferred tax asset	$193,478	$181,209
GSHD has deferred tax assets resulting from tax basis adjustments to the assets of GF arising from redemptions of LLC Units and corresponding exchanges of Class B common stock for shares of Class A common stock. These tax basis adjustments have reduced the amount of tax we are required to pay, and they are expected to reduce the amount of tax that GSHD would otherwise be required to pay in the future. See tax receivable agreement subsection below for additional details.
GSHD also has income tax net operating loss carryforwards for federal and state purposes of $83.4 million and $12.4 million (post apportionment pre-tax), respectively. The federal net operating loss carryforwards are carried forward indefinitely and are limited to 80% of taxable income in a given year. The state net operating loss carryforwards begin to expire in 2033.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of December 31, 2024.
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
During the years ended December 31, 2024, 2023 and 2022, an aggregate of 0.3 million, 1.5 million and 2.4 million LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly-issued shares of Class A common stock. In connection with these redemptions, we received 0.3 million, 1.5 million and 2.4 million LLC Units, which resulted in an increase in the tax basis of our investment in GF subject to the provisions of the TRA. We recognized a liability for the tax receivable agreement payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such tax receivable agreement payments would be paid based on our estimates of future taxable income. As of December 31, 2024 and 2023, the total amount of payments due to the Pre-IPO LLC Members under the tax receivable agreement was $160.1 million and $149.3 million, respectively, of which $0.0 million and $0.0 million, respectively, was current and included in Accounts payables and accrued expenses on the Consolidated balance sheets.

11. Stockholder's equity
Class A Common Stock
GSHD has a total of 24,668 thousand and 24,966 thousand shares of its Class A common stock outstanding at December 31, 2024 and 2023, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 12,620 thousand and 12,954 thousand shares of its Class B common stock outstanding at December 31, 2024 and 2023, respectively. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's stockholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.
Correction of Prior Period Balances
Subsequent to the issuance of the Company’s Annual report on Form 10-K for the year ended December 31, 2023, the Company determined that it did not properly apply the guidance under ASC 810-10-45-23 in determining the allocation of activity related to the exercise of stock options, equity-based compensation, activity under employee stock purchase plan, and redemption of LLC Units. The Company also identified an error in the recording of deferred tax adjustments related to Tax Receivable Agreement. The net impact of these misstatements was an overstatement of additional paid-in capital, an understatement of accumulated deficit, and an understatement of noncontrolling interest as presented in the consolidated statements of stockholders’ equity and consolidated balance sheets for all periods presented. As a result, the Company restated the prior period financial statements to correct the errors. Additionally, the Company has changed the consolidated statement of stockholders' equity presentation to reflect the reallocation of noncontrolling interest within the specific line items resulting in reallocation instead of as a separate line item. The Company will also correct previously issued quarterly financial statements for such misstatements in future filings, as applicable.
The Company evaluated the materiality of these misstatements from quantitative and qualitative perspectives and concluded the misstatements are not material to the prior periods. The amounts previously reported within the Company’s financial statements have been revised to reflect the corrected balances as presented below (in thousands):

Consolidated balance sheet
(in thousands)

	As of December 31, 2023
	As previously reported	Adjustment	As corrected
Additional paid-in capital	103,228	(29,815)	73,413
Accumulated deficit	(47,056)	1,229	(45,827)
Total stockholders's equity	56,552	(28,586)	27,966
Noncontrolling interest	(39,766)	28,586	(11,180)

Consolidated statements of stockholders' equity
(in thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
As Previously Reported
Balance January 1, 2022	20,198	16,909	$200	$170	$46,281	$(60,671)	$(14,020)	$(55,168)	$(69,188)
Net income	—	—	—	—	—	565	565	2,065	2,630
Exercise of stock options	381	—	4	—	5,427	—	5,431	—	5,431
Equity-based compensation	—	—	—	—	19,642	—	19,642	—	19,642
Activity under employee stock purchase plan	16	—	—	—	699	—	699	—	699
Redemption of LLC Units	2,439	(2,439)	24	(24)	(7,598)	—	(7,598)	7,598	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	6,415	—	6,415	747	7,162
Reallocation of Noncontrolling interest	—	—	—	—	—	(464)	(464)	464	—
Balance December 31, 2022	23,034	14,470	$228	$146	$70,866	$(60,570)	$10,670	$(44,294)	$(33,624)

Adjustments
Balance January 1, 2022	—	—	$—	$—	$(11,545)	$139	$(11,406)	$11,406	$—
Net income	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	(2,699)	—	(2,699)	2,699	—
Equity-based compensation	—	—	—	—	(8,643)	—	(8,643)	8,643	—
Activity under employee stock purchase plan	—	—	—	—	(317)	—	(317)	317	—
Redemption of LLC Units	—	—	—	—	2,630	—	2,630	(2,630)	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	747	—	747	(747)	—
Reallocation of Noncontrolling interest	—	—	—	—	—	464	464	(464)	—
Balance December 31, 2022	—	—	$—	$—	$(19,828)	$603	$(19,225)	$19,225	$—

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
As Revised
Balance January 1, 2022	20,198	16,909	$200	$170	$34,736	$(60,532)	$(25,426)	$(43,762)	$(69,188)
Net income	—	—	—	—	—	565	565	2,065	2,630
Exercise of stock options	381	—	4	—	2,728	—	2,732	2,699	5,431
Equity-based compensation	—	—	—	—	10,999	—	10,999	8,643	19,642
Activity under employee stock purchase plan	16	—	—	—	382	—	382	317	699
Redemption of LLC Units	2,439	(2,439)	24	(24)	(4,969)	—	(4,969)	4,969	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	7,162	—	7,162	—	7,162
Reallocation of Noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance December 31, 2022	23,034	14,470	$228	$146	$51,038	$(59,967)	$(8,555)	$(25,069)	$(33,624)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
As Previously Reported
Balance January 1, 2023	23,034	14,470	$228	$146	$70,866	$(60,570)	$10,670	$(44,294)	$(33,624)
Distributions	—	—	—	—	—	—	—	(10,939)	(10,939)
Net income	—	—	—	—	—	14,140	14,140	9,556	23,696
Exercise of stock options	409	—	4	—	9,286	—	9,290	—	9,290
Equity-based compensation	—	—	—	—	23,989	—	23,989	—	23,989
Activity under employee stock purchase plan	6	—	1	—	605	—	607	—	607
Redemption of LLC Units	1,517	(1,517)	15	(15)	(4,677)	—	(4,677)	4,677	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	3,159	—	3,159	608	3,767
Reallocation of Noncontrolling interest	—	—	—	—	—	(626)	(626)	626	—
Balance December 31, 2023	24,966	12,954	$250	$130	$103,228	$(47,056)	$56,552	$(39,766)	$16,786

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Adjustments
Balance January 1, 2023	—	—	$—	$—	$(19,828)	$603	$(19,225)	$19,225	$—
Distributions	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	(3,662)	—	(3,662)	3,662	—
Equity-based compensation	—	—	—	—	(8,788)	—	(8,788)	8,788	—
Activity under employee stock purchase plan	—	—	—	—	(224)	—	(224)	224	—
Redemption of LLC Units	—	—	—	—	2,078	—	2,078	(2,078)	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	608	—	608	(608)	—
Reallocation of Noncontrolling interest	—	—	—	—	—	626	626	(626)	—
Balance December 31, 2023	—	—	$—	$—	$(29,815)	$1,229	$(28,586)	$28,586	$—

As Revised
Balance January 1, 2023	23,034	14,470	$228	$146	$51,038	$(59,967)	$(8,555)	$(25,069)	$(33,624)
Distributions	—	—	—	—	—	—	—	(10,939)	(10,939)
Net income	—	—	—	—	—	14,140	14,140	9,556	23,696
Exercise of stock options	409	—	4	—	5,624	—	5,628	3,662	9,290
Equity-based compensation	—	—	—	—	15,201	—	15,201	8,788	23,989
Activity under employee stock purchase plan	6	—	1	—	381	—	383	224	607
Redemption of LLC Units	1,517	(1,517)	15	(15)	(2,598)	—	(2,598)	2,598	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	3,767	—	3,767	—	3,767
Reallocation of Noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance December 31, 2023	24,966	12,954	$250	$130	$73,413	$(45,827)	$27,966	$(11,180)	$16,786

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the years ended December 31, 2024, 2023, and 2022, divided by the basic weighted average number of Class A common stock as of December 31, 2024, 2023, and 2022 (in thousands, except per share amounts).
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
The following table summarizes the calculation of EPS for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to GSHD - Basic	$30,426	$14,140	$565
Add: net income attributable to noncontrolling interests(1)	18,687	9,556	—
Less: income tax effect on income attributable to noncontrolling interests assuming conversion of Class B common shares(1)	(4,767)	(2,524)	—
Net income available to GSHD - Diluted	$44,347	$21,172	$565

Denominator:
Basic EPS
Weighted average outstanding Class A common shares - Basic	24,657	23,929	20,995
Earnings per share of Class A common stock - Basic	$1.23	$0.59	$0.03

Diluted EPS
Weighted average outstanding Class A common shares - Basic	24,657	23,929	20,995
Effect of dilutive securities:
Weighted average outstanding Class B common shares (if-converted)(1)	12,749	13,769	—
Stock options(2)	895	657	778
Weighted average outstanding Class A common shares - Diluted	38,301	38,356	21,773

Earnings per share of Class A common stock - Diluted	$1.16	$0.55	$0.03
(1) For the years ended December 31, 2024 and 2023, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 12,749 thousand and 13,769 thousand common shares (assuming the conversion of all outstanding class B common stock) were included in the Weighted average outstanding Class A common shares - Diluted and (b) $13.9 million and $7.0 million of noncontrolling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income available to GSHD - Diluted. For the year 2022, the impact of the conversion of Class B common shares to Class A common shares is excluded from the calculation of Diluted EPS because inclusion of such shares would be anti-dilutive.
(2) The dilutive effect of stock options is computed using the treasury stock method. 869 thousand, 1,560 thousand, and 2,390 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock for the years ended December 31, 2024, 2023 and 2022 because the effect would have been anti-dilutive.

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
During the year ended December 31, 2024, the Company repurchased and retired 1,045 thousand shares of Class A common stock for an aggregate $63.2 million. All repurchases were made in open-market transactions and recorded at their aggregate transaction cost inclusive of commissions and excise taxes. As of December 31, 2024, the Company had remaining authorization under the share repurchase program to repurchase up to $36.8 million of the Company's Class A common stock.

12. Noncontrolling interest
Following the Offering, GSHD became the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a noncontrolling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the years ended December 31, 2024 and 2023, GF made distributions of $13.3 million and $28.1 million, of which $4.8 million and $10.9 million was made to Pre-IPO LLC Members. The remaining $8.5 million and $17.1 million was made to GSHD and was eliminated in consolidation.
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
During 2024 and 2023, an aggregate of 0.3 million and 1.5 million LLC Units, respectively, were redeemed by the noncontrolling interest holders. Pursuant to the GF LLC Agreement, we issued 0.3 million and 1.5 million shares of Class A common stock in connection with these redemptions and received 0.3 million and 1.5 million LLC Interests, increasing our ownership interest in GF. Simultaneously, and in connection with these redemptions, 0.3 million and 1.5 million shares of Class B common stock were surrendered and canceled.
The following table summarizes the ownership interest in GF as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	LLC Units	Ownership %	LLC Units	Ownership %
Number of LLC Units held by GSHD	24,668	66.2%	24,966	65.8%
Number of LLC Units held by noncontrolling interest holders	12,620	33.8%	12,954	34.2%
Number of LLC Units outstanding	37,288	100.0%	37,920	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the years ended December 31, 2024 and 2023 was 34.1% and 36.5%, respectively.

13. Equity-based compensation
A summary of equity-based compensation expense during the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	$27,971	$23,989	$19,642
Equity-based compensation expense	$27,971	$23,989	$19,642
Stock options
The Company granted additional stock options of 831,500, 904,000, and 1,482,000 to its Board of Directors and Managing Directors in 2024, 2023, and 2022, respectively. Board of Directors stock option awards have a three-year service period and vest in 12 equal quarterly installments over the service period. Managing Director stock options awards granted in 2021 have a four-year service period and vest in three equal annual installments, beginning at the end of the second year of service. Employee awards granted beginning in 2022 have a three-year service period and vest in equal annual installments beginning at the end of the first year of service. Both Board of Director and Managing Director stock option awards have a maximum contract term of ten years from the grant date. Upon exercise of an option, the Company issues a new share of stock.
The Company determines the grant date fair value of its stock option awards using the Black-Scholes valuation model and has elected to recognize forfeitures as they occur. A summary of the weighted average assumptions used for valuing stock options granted in the periods 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	55%	60% - 65%	55% - 65%
Expected dividend yield	—%	—%	—%
Expected term (in years)	2.75 - 4.75	2.75 - 4.75	3.25 - 4.00
Risk-free interest rate	3.46% - 4.58%	3.44%- 4.06%	1.19% - 4.26%

A summary of stock option activity for the year ended December 31, 2024 is as follows (in thousands except per-share amounts):

	Stock Options	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	2,946	$61.87
Granted	832	75.93
Exercised	(403)	29.21
Forfeited	(72)	67.59
Expired	(41)	130.36
Outstanding as of December 31, 2024	3,263	$68.50	$144,916	7.35
Options vested and exercisable as of December 31, 2024	1,606	$67.99	$75,957	6.31
Options unvested as of December 31, 2024	1,657	$68.99	$68,959	8.37

A summary of stock option activity for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands except per-share amounts):

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant-date fair value of options granted	$32.41	$19.08	$41.71
Total intrinsic value of options exercised	$27,106	$16,424	$14,373
Total fair value of shares vested during the year	$24,645	$23,269	$8,876

A summary of unvested stock option activity for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands except per-share amounts):

	Stock Options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	1,772	$28.11
Vested	(875)	28.18
Granted	832	32.41
Forfeited	(72)	31.18
Unvested as of December 31, 2024	1,657	$30.10
As of December 31, 2024, total unrecognized compensation expense related to unvested stock options was $25.3 million, which is expected to be recognized over a weighted average period of 1.78 years. Cash received from stock option exercises during the year ended December 31, 2024 was $12.2 million.

14. Dividends
The Company did not approve or pay any dividends during the years ended December 31, 2024 and 2023.
On January 9, 2025, GF declared a special distribution of $175 million, which was paid in cash on January 31, 2025 to holders of record of LLC Units, including to GSHD, as of the close of business on January 21, 2025. The special distribution resulted in a payment of $59 million to our noncontrolling interest holders. On January 9, 2025, the board of directors of the Company declared a one-time special cash dividend of $5.91 to all holders of Class A common stock of GSHD as of the close of business on January 21, 2025, which was paid in cash on January 31, 2025 for a total of $146 million. $1.22 of the special cash dividend was funded by cash received by GSHD from prior tax distributions from GF that are in excess of the corporate income taxes payable by GSHD. The remaining $4.69 of the special dividend was funded by the cash received by the Company from the special distribution by GF.
Any future special dividends will be declared at the sole discretion of GF's managing members, with respect to GF, and the Company's board of directors, with respect to GSHD. In determining whether a future special dividend will be declared by the Company, the board of directors may, at its sole discretion, consider the following: the Company's financial condition and operating results, the Company's available cash and current and anticipated cash needs, the Company's capital requirements, any contractual, legal, tax and regulatory restrictions, general economic and business conditions, and such other factors or conditions as the board of directors deems relevant.

15. Leases
At December 31, 2024, Goosehead was obligated under a number of operating leases, exclusively leases for premises and equipment used for business purposes. These leases generally have terms of 8 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. None of these lease agreements impose restrictions on the Company’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements. Certain of these leases contain escalation clauses that will increase rent payments based on maintenance, utility and tax increases, which are non-lease components and variable in nature. The Company elected not to separate lease and non-lease components of a contract for its real estate and equipment leases. As such, real estate and equipment lease payments represent payments on both lease and non-lease components.
Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the fixed future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the Company’s collateralized borrowing rate for financing instruments of a similar term. We estimate this for our portfolio of leases using information obtained from our bankers. The ROU asset also includes any lease prepayments made, plus initial direct costs incurred, less any lease incentives received. Rent expense associated with operating leases is recognized on a straight-line basis over the lease term and included in occupancy expense within General and administrative expenses in the Consolidated statements of operations.
The following table provides information related to the Company’s leases as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Right-of-use assets	$37,420	$38,406

Short term lease liabilities	6,535	8,897
Long term lease liabilities	54,536	57,382
Total lease liabilities	61,071	66,279

Weighted average remaining lease term (in years)	6.71	6.51
Weighted average incremental borrowing rate	5.3%	4.0%
The following schedule shows the components of lease cost for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Gross operating lease cost	$8,074	$8,016
Sublease income	(672)	(319)
Net lease cost	$7,402	$7,697
The following is a schedule of supplemental cash flow information related to leases for the year ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(11,267)	$(9,344)

Right of use assets obtained in exchange for lease obligation
Operating leases	$4,931	$927

The following is a schedule of future maturity of lease liability as of December 31, 2024 (in thousands):

2025	$7,910
2026	12,174
2027	11,988
2028	11,217
2029	9,780
Thereafter	21,177
Total lease payments	74,246
Less: imputed interest	(13,175)
Future maturity of lease liability	$61,071
As of December 31, 2024, the Company did not have any additional future operating lease commitments that were signed but had not yet commenced.

16. Segment information
The Company is organized into a single reportable segment: insurance distribution. The personal lines insurance distribution segment provides clients with access to home, auto, umbrella, motorcycle, flood, and other ancillary insurance products. The Company derives its revenue entirely from within the United States and manages business activities on a consolidated basis. The Company’s chief operating decision maker is its Chief Executive Officer.
The accounting policies of the insurance distribution segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker uses net income, as reported on the Consolidated Statements of Operations, to assess performance and allocate resources for the insurance distribution segment. The significant segment expense categories regularly provided to the chief operating decision maker are the same as those included on the Consolidated Statements of Operations. The measure of segment assets is total assets as reported on the Consolidated Balance Sheets.
The chief operating decision maker uses net income to assess performance by examining period-over-period trends, benchmarking to the Company's competitors, and monitoring budget versus actual results. The chief operating decision maker uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for share repurchases or dividends.

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
On November 10, 2022, a verified stockholder class action complaint for declaratory relief, captioned Mickey Dollens v. Goosehead Insurance, Inc., C.A. No. 2022-1018-JTL, was filed in the Court of Chancery of the State of Delaware (the “Dollens Action”), alleging certain corporate governance documents adopted by the Company were invalid under Delaware law. On August 8, 2023, the parties entered into a proposed settlement providing for certain non-monetary benefits to the class (i.e., revisions to the Company's Stockholder Agreement). Additionally, the plaintiffs have petitioned the Court for attorneys' fees and litigation expenses. The matter is currently stayed. While there can be no assurance regarding the ultimate outcome of the petition, the Company believes a potential loss, if any, would not be material.

Item 9. Changes in and disagreements with accountants on accounting and financial statement disclosure
None.

Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report herein.

/s/ Mark K. Miller	/s/ Mark E. Jones, Jr.
Mark K. Miller	Mark E. Jones, Jr.
President and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Goosehead Insurance, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Goosehead Insurance, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2025

Item 9B. Other information
There were no adoptions, modifications, or terminations by any of our directors or officers of any contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements requiring disclosure pursuant to Item 408(a) during the fourth quarter of fiscal 2024, except as follows:
On November 22, 2024, Mark and Robyn Jones Descendants Trust 2014 (the "Trust"), of which Mark E. Jones, our Executive Chairman, and Robyn Jones, a member of our Board of Directors, are trustees, adopted a Rule 10b5-1 trading arrangement (the "10b5-1 Plan"). The 10b5-1 Plan provides for the potential sale of up to 200,000 shares of Company common stock owned by the Trust and terminates on February 24, 2026, or such earlier date upon which all transactions are completed or expire without execution.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III

Item 10. Directors, executive officers, and corporate governance
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Goosehead has an insider trading policy governing the purchase, sale, and other dispositions of Goosehead's securities that applies to all personnel of Goosehead and its subsidiaries, including directors, officers, and employees and other covered persons, as well as Goosehead itself. Goosehead believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive compensation
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5. Securities Authorized for Issuance under Equity Compensation Plans.”
The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

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

19.1	Statement of Policy Concerning Trading in Company Securities adopted February 24, 2025
21	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recoupment Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

Item 16. Form 10-K summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOSEHEAD INSURANCE, INC.

Date:	February 28, 2025	By:	/s/ Mark K. Miller
Mark K. Miller
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2025	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Jones	Executive Chairman	February 28, 2025
Mark E. Jones
/s/ Robyn Jones	Vice Chairman and Director	February 28, 2025
Robyn Jones
/s/ Peter Lane	Director	February 28, 2025
Peter Lane
/s/ Mark K. Miller	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2025
Mark Miller
/s/ James Reid	Director	February 28, 2025
James Reid
/s/ Thomas McConnon	Director	February 28, 2025
Thomas McConnon
/s/ Waded Cruzado	Director	February 28, 2025
Waded Cruzado
/s/ Mark E. Jones, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2025
Mark E. Jones, Jr.