Form 10-Q
period 2025-03-31
Goosehead Insurance, Inc.
filed 2025-04-24
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 21, 2025, there were 25,057,908 shares of Class A common stock outstanding and 12,472,114 shares of Class B common stock outstanding.

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
•Annual Report on Form 10-K: The Company's annual report on Form 10-K for the fiscal year ended December 31, 2024.
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
Special note regarding forward-looking statements
We have made statements in this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Item 1A. Risk factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Commissions and agency fees	$29,423	$26,221
Franchise revenues	45,971	37,989
Interest income	189	250
Total revenues	75,583	64,460
Operating Expenses:
Employee compensation and benefits	48,334	42,130
General and administrative expenses	17,559	17,180
Bad debts	406	1,127
Depreciation and amortization	2,670	2,568
Total operating expenses	68,969	63,005
Income from operations	6,614	1,455
Other Income:
Interest expense	(5,823)	(1,487)
Other income (expense)	168	(6,727)
Income (loss) before taxes	959	(6,759)
Tax benefit	(1,687)	(8,568)
Net income	2,646	1,809
Less: net income (loss) attributable to noncontrolling interests	304	(5)
Net income attributable to Goosehead Insurance, Inc.	$2,342	$1,814
Earnings per share:
Basic	$0.09	$0.07
Diluted	$0.09	$0.05
Weighted average shares of Class A common stock outstanding
Basic	24,791	25,087
Diluted	25,943	38,839

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$70,208	$54,280
Restricted cash	2,363	3,693
Commissions and agency fees receivable, net	8,156	31,375
Receivable from franchisees, net	12,178	11,077
Prepaid expenses	22,498	8,139
Total current assets	115,403	108,564
Receivable from franchisees, net of current portion	3,583	3,469
Property and equipment, net of accumulated depreciation	23,455	24,101
Right-of-use asset	36,111	37,420
Intangible assets, net of accumulated amortization	27,094	25,075
Deferred income taxes, net	200,574	193,478
Other assets	6,336	5,546
Total assets	$412,556	$397,653
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$20,377	$22,891
Premiums payable	2,363	3,693
Lease liability	5,901	6,535
Contract liabilities	2,743	3,275
Note payable	3,000	10,063
Liabilities under tax receivable agreement	6,993	—
Total current liabilities	41,377	46,457
Lease liability, net of current portion	53,116	54,536
Note payable, net of current portion	290,333	82,251
Contract liabilities, net of current portion	15,677	15,191
Liabilities under tax receivable agreement, net of current portion	157,568	160,142
Total liabilities	558,071	358,577
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 25,055 shares issued and outstanding as of March 31, 2025, 24,668 shares issued and outstanding as of December 31, 2024	251	247
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 12,475 issued and outstanding as of March 31, 2025, 12,620 shares issued and outstanding as of December 31, 2024	125	126
Additional paid-in capital	69,925	58,917
Accumulated deficit	(158,845)	(15,401)
Total stockholders' equity	(88,544)	43,889
Noncontrolling interests	(56,971)	(4,813)
Total equity	(145,515)	39,076
Total liabilities and equity	$412,556	$397,653

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2025	24,668	12,620	$247	$126	$58,917	$(15,401)	$43,889	$(4,813)	$39,076
Dividends declared	—	—	—	—	—	(145,786)	(145,786)	—	(145,786)
Distributions	—	—	—	—	—	—	—	(59,232)	(59,232)
Net income	—	—	—	—	—	2,342	2,342	304	2,646
Exercise of stock options	241	—	3	—	6,588	—	6,591	3,936	10,527
Equity-based compensation	—	—	—	—	4,136	—	4,136	2,100	6,236
Activity under employee stock purchase plan	1	—	—	—	70	—	70	37	107
Redemption of LLC Units	145	(145)	1	(1)	(697)	—	(697)	697	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	911	—	911	—	911
Balance March 31, 2025	25,055	12,475	$251	$125	$69,925	$(158,845)	$(88,544)	$(56,971)	$(145,515)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2024	24,966	12,954	$250	$130	$73,413	$(45,827)	$27,966	$(11,180)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,212	—	1,213	650	1,863
Equity-based compensation	—	—	—	—	4,864	—	4,864	2,493	7,357
Activity under employee stock purchase plan	2	—	—	—	96	—	96	50	146
Redemption of LLC Units	196	(196)	2	(2)	(169)	—	(169)	169	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	322	—	322	—	322
Balance March 31, 2024	25,230	12,758	$252	$128	$79,738	$(44,013)	$36,106	$(7,865)	$28,240
See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$2,646	$1,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,967	2,632
Loss on debt extinguishment	771	—
Impairment expense	—	347
Bad debt expense	406	1,127
Equity-based compensation	6,236	7,357
Impacts of tax receivable agreement	—	10,711
Deferred income taxes	(1,766)	(11,987)
Noncash lease activity	(745)	(821)
Cloud computing arrangement implementation costs	(460)	(191)
Changes in operating assets and liabilities:
Receivable from franchisees	(1,283)	1,919
Commissions and agency fees receivable	22,945	4,982
Prepaid expenses	(14,359)	1,593
Other assets	1,008	(606)
Accounts payable and accrued expenses	(2,836)	(1,437)
Contract liabilities	(46)	(5,367)
Net cash provided by operating activities	15,484	12,067
Cash flows from investing activities:
Issuance of notes receivable to franchisees	(25)	(100)
Proceeds from notes receivable to franchisees	62	1
Capitalized software development costs	(2,771)	(2,560)
Purchase of property and equipment	(579)	(222)
Net cash used for investing activities	(3,313)	(2,882)
Cash flows from financing activities:
Customer premiums, net	(1,431)	(207)
Debt issuance costs	(7,929)	—
Repayment of note payable	(93,078)	(1,875)
Proceeds from notes payable	299,250	—
Proceeds from the issuance of Class A common stock	10,634	2,009
Member distributions and dividends	(205,019)	(42)
Net cash provided by (used for) financing activities	2,427	(115)
Net increase in cash and cash equivalents, and restricted cash	14,598	9,070
Cash and cash equivalents, and restricted cash, beginning of period	57,973	44,047
Cash and cash equivalents, and restricted cash, end of period	$72,571	$53,117

Supplemental disclosures of cash flow data:
Cash paid during the period for interest	$4,155	$1,425
Cash paid for income taxes	15	46
See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Goosehead Insurance, Inc. (“GSHD”) is the sole managing member of Goosehead Financial, LLC (“GF”) and has the sole voting power and control of management of GF. Accordingly, GSHD consolidates the financial results of GF and reports noncontrolling interest in GSHD’s condensed consolidated financial statements.
GF was organized on January 1, 2016 as a Delaware Limited Liability Company and is headquartered in Westlake, TX.
GSHD (collectively with its consolidated subsidiaries, the “Company”) provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned agencies and franchise units across the nation.
The Company had 14 and 14 corporate-owned locations in operation at March 31, 2025 and 2024, respectively. Franchisees are provided access to Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended March 31, 2025 and 2024, the Company onboarded 36 and 25 franchise locations, respectively, and had 1,098 and 1,155 operating franchise locations as of March 31, 2025 and 2024, respectively. No franchises were purchased during the three months ended March 31, 2025 and 2024.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2025 and 2024. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.
During the three months ended June 30, 2024, the Company elected to change its presentation of the cash flows associated with "Premiums payable" from operating activities to present them as financing activities, net, within the Condensed Consolidated Statements of Cash Flows within the caption "Customer premiums, net". Comparative amounts have been recast to conform to current period presentation. This reclassification had no impact on the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Stockholders' Equity.
During the three months ended March 31, 2024, the Company recorded loss on remeasurement of the tax receivable agreement ("TRA") liability within "Tax (benefit) expense". Those amounts have been reclassified to Other income (expense) within the Condensed Consolidated Statements of Operations. This reclassification had no impact on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Stockholders' Equity, or Condensed Consolidated Statements of Cash Flows.

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
Income Taxes
The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax (benefit) expense in the period of enactment.
Cash and Cash Equivalents, and Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the Carrier, in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $2.4 million and $2.0 million as of March 31, 2025 and 2024, respectively.
The following is a reconciliation of our cash and cash equivalents and restricted cash balances as presented in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$70,208	$51,089
Restricted cash	2,363	2,028
Cash and cash equivalents, and restricted cash	$72,571	$53,117

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company earns interest on its cash balance that is held in interest-bearing checking accounts. During the three months ended March 31, 2025 the Company recognized $0.9 million in interest income within Other income (expense) in the Condensed Consolidated Statements of Operations. No interest income was recognized during the three months ended March 31, 2024. As of March 31, 2025, the Company did not have any cash equivalents.
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

Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended March 31,
	2025	2024
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$16,952	$15,961
New Business Commissions	5,755	5,681
Agency Fees	2,240	1,911
Contingent Commissions	4,476	2,668
Franchise revenues
Renewal Royalty Fees	37,244	29,053
New Business Royalty Fees	6,929	6,234
Initial Franchise Fees	1,342	2,245
Other Franchise Revenues	456	458
Interest Income	189	250
Total Revenues	$75,583	$64,460

Timing of revenue recognition:
Transferred at a point in time	$24,947	$23,552
Transferred over time	50,636	40,908
Total Revenues	$75,583	$64,460

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	March 31, 2025	December 31, 2024	Increase/(decrease)
Cost to obtain franchise contracts(1)	$1,969	$1,967	$2
Commissions and agency fees receivable, net	8,156	31,375	(23,219)
Receivable from franchisees(2)	15,761	14,546	1,215
Contract liabilities(2)(3)	18,420	18,466	(46)
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended March 31, 2025 was included in the contract liabilities balance as of December 31, 2024.

Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2024	$18,466
Revenue recognized during the period	(1,342)
New deferrals(1)	1,150
Write offs(2)	146
Contract liabilities at March 31, 2025	$18,420
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement.
(2) Franchise Fees, net of recognized revenue, no longer deferred due to the termination of the Franchise Agreement.

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Franchise fees receivable(1)	$6,253	$6,263
Less: Unamortized discount(1)	(1,612)	(1,671)
Less: Allowance for uncollectible franchise fees(1)	(35)	(35)
Net franchise fees receivable(1)	$4,606	$4,557
(1) Includes both the current and long term portion of this balance.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2024	$35
Charges to bad debts	17
Write offs	(17)
Balance at March 31, 2025	$35

Balance at December 31, 2023	$223
Charges to bad debts	322
Write offs	(496)
Balance at March 31, 2024	$49

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2024	$363
Charges to bad debts	274
Write offs	(339)
Balance at March 31, 2025	$298

Balance at December 31, 2023	$508
Charges to bad debts	435
Write offs	(533)
Balance at March 31, 2024	$410

6. Property and equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Furniture & fixtures	$10,370	$10,369
Computer equipment	5,477	5,443
Network equipment	481	481
Phone system	227	227
Leasehold improvements	36,389	35,288
Total	52,944	51,808
Less accumulated depreciation	(29,489)	(27,707)
Property and equipment, net	$23,455	$24,101
Depreciation expense was $1.8 million and $1.8 million for three months ended March 31, 2025 and 2024, respectively.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7. Intangible assets
Intangible assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer software & web domain	$27,382	$24,475
Books of business	6,895	6,895
Total	34,277	31,369
Less: accumulated amortization	(7,183)	(6,294)
Intangible assets, net	$27,094	$25,075
Amortization expense was $0.9 million and $0.7 million for three months ended March 31, 2025 and 2024, respectively.
8. Debt
On July 21, 2021, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement" to refinance its $25 million revolving credit facility and $80 million term note payable to a $50 million revolving credit facility and $100 million term note payable in order to obtain a more favorable interest rate on the outstanding debt. The revolving credit facility and term note are collateralized by substantially all the Company’s assets, which includes rights to future commissions and royalties.
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
On January 8, 2025, the Company entered into a credit agreement (the "2025 Credit Agreement") providing for an aggregate $300 million term notes payable (the "2025 Initial Term Loan") and $75 million revolving credit facility (the "2025 Revolving Credit Facility"). The 2025 Initial Term Loan matures on January 8, 2032 and the 2025 Revolving Credit Facility matures on January 8, 2030. This credit agreement replaces the Second Amended and Restated Credit Agreement, which was repaid with the proceeds of the 2025 Initial Term Loan and terminated. The term note is payable in quarterly installments of $0.8 million, with a balloon payment of $279.8 million on January 8, 2032. The 2025 Credit Agreement is secured by all property owned, leased or operated by the Company except for certain excluded assets.
The Company recorded $6.8 million of debt issuance costs and original issue discount related to the 2025 Initial Term Loan within Notes Payable and $1.8 million of debt issuance costs related to the 2025 Revolving Credit Facility within Other Assets in the condensed consolidated balance sheets.
As of March 31, 2025, the Company had nothing drawn against the revolving credit facility and had $75.0 million available to draw.
The 2025 Initial Term Loan will bear interest at a rate of Term SOFR plus 3.50%. The 2025 Revolving Credit Facility bears interest at Term SOFR plus 225 basis points through June 30, 2025, and after which bear interest based on leverage ratio tiers as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
≥ 1.50x	SOFR + 200 bps
≥ 2.50x	SOFR + 225 bps
≥ 3.50x	SOFR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2025	$2,250
2026	3,000
2027	3,000
2028	3,000
2029	3,000
Total	$14,250

The 2025 Credit Agreement contains certain affirmative and negative covenants. Under these covenants, the Company is limited in the amount of additional debt incurred and distributions payable. The Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the 2025 Credit Agreement, is 5x. Additionally, the 2025 Credit Agreement contains certain change of control provisions that, if breached, would trigger a default. As of March 31, 2025, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at March 31, 2025 and December 31, 2024, approximates fair value using Level 2 inputs, described below.
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
Income tax benefit
Tax benefit was $1.7 million for the three months ended March 31, 2025 compared to tax benefit of $8.6 million for the three months ended March 31, 2024. The effective tax rate was (176)% for the three months ended March 31, 2025 and 127% for the three months ended March 31, 2024. The change in tax benefit and effective tax rate were primarily due to changes in state apportionment and related state filing requirements for the three months ended March 31, 2024.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Deferred taxes
Deferred tax assets at March 31, 2025 were $200.6 million compared to $193.5 million at December 31, 2024. The primary contributing factors to the increase in deferred tax assets are additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the three months ended March 31, 2025.
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
During the three months ended March 31, 2025, an aggregate of 144,833 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 144,833 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of March 31, 2025, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $164.6 million, of which $7.0 million was current and included in Liabilities under tax receivable agreement within Current liabilities on the Condensed Consolidated Balance Sheets. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments. Additionally, during the three months ended March 31, 2024, the Company's effective tax rate increased due to changes in state apportionment and related state filing requirements. This resulted in a remeasurement of its TRA liability of $6.7 million, which has been reported in "Other income (expense)" on the Condensed Consolidated Statements of Operations.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of March 31, 2025.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

10. Stockholders' Equity
Class A Common Stock
GSHD has a total of 25,055 thousand shares of its Class A common stock outstanding at March 31, 2025. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 12,475 thousand shares of its Class B common stock outstanding at March 31, 2025. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.
Correction of Prior Period Balances
Subsequent to the issuance of the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2024, the Company determined that it did not properly apply the guidance under ASC 810-10-45-23 in determining the allocation of activity related to the exercise of stock options, equity-based compensation, activity under employee stock purchase plan, and redemption of LLC Units. The Company also identified an error in the recording of deferred tax adjustments related to Tax Receivable Agreement. The net impact of these misstatements was an overstatement of additional paid-in capital, an understatement of accumulated deficit, and an understatement of noncontrolling interest for all periods presented. As a result, the Company restated the prior period financial statements to correct the errors. Additionally, the Company has changed the condensed consolidated statement of stockholders' equity presentation to reflect the reallocation of noncontrolling interest within the specific line items resulting in reallocation instead of as a separate line item.
The Company evaluated the materiality of these misstatements from quantitative and qualitative perspectives and concluded the misstatements are not material to the prior periods. The amounts previously reported within the Company’s financial statements have been revised to reflect the corrected balances as presented below (in thousands):

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
(in thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
As Previously Reported
Balance January 1, 2024	24,966	12,954	$250	$130	$103,228	$(47,056)	$56,552	$(39,766)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,862	—	1,863	—	1,863
Equity-based compensation	—	—	—	—	7,357	—	7,357	—	7,357
Activity under employee stock purchase plan	2	—	—	—	146	—	146	—	146
Redemption of LLC Units	196	(196)	2	(2)	(605)	—	(605)	605	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	439	—	439	(117)	322
Reallocation of noncontrolling interest	—	—	—	—	—	(217)	(217)	217	—
Balance March 31, 2024	25,230	12,758	$252	$128	$112,428	$(45,459)	$67,349	$(39,109)	$28,240

Adjustments
Balance January 1, 2024	—	—	$—	$—	$(29,815)	$1,229	$(28,586)	$28,586	$—
Distributions	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	(650)	—	(650)	650	—
Equity-based compensation	—	—	—	—	(2,493)	—	(2,493)	2,493	—
Activity under employee stock purchase plan	—	—	—	—	(50)	—	(50)	50	—
Redemption of LLC Units	—	—	—	—	436	—	436	(436)	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	(117)	—	(117)	117	—
Reallocation of noncontrolling interest	—	—	—	—	—	217	217	(217)	—
Balance March 31, 2024	—	—	$—	$—	$(32,690)	$1,446	$(31,243)	$31,244	$—

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
As Revised
Balance January 1, 2024	24,966	12,954	$250	$130	$73,413	$(45,827)	$27,966	$(11,180)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,212	—	1,213	650	1,863
Equity-based compensation	—	—	—	—	4,864	—	4,864	2,493	7,357
Activity under employee stock purchase plan	2	—	—	—	96	—	96	50	146
Redemption of LLC Units	196	(196)	2	(2)	(169)	—	(169)	169	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	322	—	322	—	322
Reallocation of noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance March 31, 2024	25,230	12,758	$252	$128	$79,738	$(44,013)	$36,106	$(7,865)	$28,240

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three months ended March 31, 2025 and 2024, divided by the basic weighted average number of Class A common stock as of the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts).
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the calculation of EPS for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to GSHD - Basic	$2,342	$1,814
Less: net income attributable to noncontrolling interests(1)	—	(5)
Add: income tax effect on income attributable to noncontrolling interests assuming conversion of Class B common shares(1)	—	170
Net income available to GSHD - Diluted	$2,342	$1,979

Denominator:
Basic EPS
Weighted average outstanding Class A common shares - Basic	24,791	25,087
Earnings per share of Class A common stock - Basic	$0.09	$0.07

Diluted EPS
Weighted average outstanding Class A common shares - Basic	24,791	25,087
Effect of dilutive securities:
Weighted average outstanding Class B common shares (if-converted)(1)	—	12,864
Stock options(2)	1,151	888
Weighted average outstanding Class A common shares - Diluted	25,943	38,839

Earnings per share of Class A common stock - Diluted	$0.09	$0.05
(1) For the three months ended March 31, 2024, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 12,864 common shares (assuming the conversion of all outstanding class B common stock) were included in Weighted average outstanding Class A common shares - Diluted and (b) $0.2 million of noncontrolling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income attributable to GSHD - Basic to arrive at Net income available to GSHD - diluted. For the three months ended March 31, 2025, the impact of the conversion of Class B common shares to Class A common shares is excluded from the calculation of Diluted EPS because inclusion of such shares would be anti-dilutive.
(2) Dilutive stock options is computed using the treasury stock method, which are not participating securities. 335 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2025 because the effect would have been anti-dilutive. 967 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2024 because the effect would have been anti-dilutive.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Share Repurchase Program
On April 24, 2024, our board of directors approved a share repurchase program with authorization to purchase up to $100 million of our Class A common stock, which expired on March 31, 2025. During the three months ended March 31, 2025, the Company did not repurchase shares of Class A common stock.
Subsequent event
On April 23, 2025, our board of directors approved a new share repurchase program with authorization to purchase up to $100 million of our Class A common stock through May 1, 2026. The share repurchase program does not require the Company to acquire any dollar amount or number of shares of common stock and may be modified, suspended, or discontinued at any time. The timing, manner, price and amount of any repurchases will be determined at the discretion of management in accordance with applicable securities laws and other restrictions. Class A common stock acquired under the program will be retired upon repurchase. Additionally, for every repurchased share of Class A common stock, the Company will direct GF to repurchase, at the price paid to repurchase such share, and cancel an LLC unit of GF held by the Company.
11. Noncontrolling interest
GSHD is the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a noncontrolling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three months ended March 31, 2025, GF did not make any tax distributions.
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
During the three months ended March 31, 2025, an aggregate of 145 thousand LLC Units were redeemed by the noncontrolling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 145 thousand shares of Class A common stock in connection with these redemptions and received 145 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 145 thousand shares of Class B common stock were surrendered and cancelled.
The following table summarizes the ownership interest in GF (in thousands):

	March 31, 2025
	LLC Units	Ownership %
Number of LLC Units held by GSHD	25,055	66.8%
Number of LLC Units held by noncontrolling interest holders	12,475	33.2%
Number of LLC Units outstanding	37,530	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three months ended March 31, 2025 was 33.7%.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

12. Equity-Based Compensation
Stock option expense was $6.2 million for the three months ended March 31, 2025. Stock option expense was $7.4 million for the three months ended March 31, 2024.

13. Dividends
On January 9, 2025, GF declared a special distribution of $175 million, which was paid in cash on January 31, 2025 to holders of record of LLC Units, including to GSHD, as of the close of business on January 21, 2025. The special distribution resulted in a payment of $59 million to our noncontrolling interest holders. On January 9, 2025, the board of directors of the Company declared a one-time special cash dividend of $5.91 to all holders of Class A common stock of GSHD as of the close of business on January 21, 2025, which was paid in cash on January 31, 2025 for a total of $146 million. $1.22 of the special cash dividend was funded by cash received by GSHD from prior tax distributions from GF that were in excess of the corporate income taxes payable by GSHD. The remaining $4.69 of the special cash dividend was funded by the cash received by the Company from the special distribution by GF.
Any future special cash dividends will be declared at the sole discretion of GF's managing members, with respect to GF, and the Company's board of directors, with respect to GSHD. In determining whether a future special cash dividend will be declared by the Company, the board of directors may, at its sole discretion, consider the following: the Company's financial condition and operating results, the Company's available cash and current and anticipated cash needs, the Company's capital requirements, any contractual, legal, tax and regulatory restrictions, general economic and business conditions, and such other factors or conditions as the board of directors deems relevant.

14. Segment Information
The Company is organized into a single reportable segment: insurance distribution. The insurance distribution segment provides clients with access to home, auto, umbrella, motorcycle, flood, and other ancillary insurance products. The Company derives its revenue entirely from within the United States and manages business activities on a consolidated basis. The Company’s chief operating decision maker is its Chief Executive Officer.
The accounting policies of the insurance distribution segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker uses net income, as reported on the Condensed Consolidated Statements of Operations, to assess performance and allocate resources for the insurance distribution segment. The significant segment expense categories regularly provided to the chief operating decision maker are the same as those included on the Condensed Consolidated Statements of Operations. The measure of segment assets is total assets as reported on the Condensed Consolidated Balance Sheets.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
15. Litigation
From time to time, GSHD may be involved in various legal proceedings, lawsuits and claims incidental to the conduct of the Company's business. The Company records accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of losses, if such an estimate can be made. In the opinion of the Company's management, the likely results of any ongoing legal matters are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows.
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

Item 2: Management’s discussion and analysis of financial condition and results of operations

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Financial Highlights for the First Quarter of 2025:
•Total revenue increased 17% from the first quarter of 2024 to $75.6 million
•Core Revenue* increased by 17% from the first quarter of 2024 to $69.1 million
•Total Written Premiums placed increased 22% from the prior-year period to $1.0 billion
•Net income increased by $0.8 million from the first quarter of 2024 to $2.6 million, or 4% of total revenues
•Adjusted EBITDA* increased 32% from the first quarter of 2024 to $15.5 million, or 21% of total revenues
•Basic and diluted earnings per share were $0.09 and $0.09, respectively, and Adjusted EPS* was $0.26 per share for the three months ended March 31, 2025
•Policies in Force increased 13% from March 31, 2024 to 1,729,000 at March 31, 2025
•Corporate sales headcount increased 46% from March 31, 2024 to 426 at March 31, 2025
◦As of March 31, 2025, 254 of these Corporate sales agents had less than one year of tenure and 172 had greater than one year of tenure
•Total operating franchises decreased 5% from March 31, 2024 to 1,098 at March 31, 2025
◦As of March 31, 2025, 100 operating Franchisees had less than one year of tenure and 998 operating Franchisees had greater than one year of tenure
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Certain income statement line items
Revenues
For the three months ended March 31, 2025, revenue increased by 17% to $75.6 million from $64.5 million for the three months ended March 31, 2024. Total Written Premium, which we believe is the best leading indicator of future revenue, increased 22% for the three months ended March 31, 2025 to $1.0 billion from $0.82 billion for the three months ended March 31, 2024. Total Written Premiums drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended March 31,
(in thousands)	2025		2024
Core Revenue:
Renewal Commissions(1)	$16,952	22%	$15,961	25%
Renewal Royalty Fees(2)	37,244	49%	29,053	45%
New Business Commissions(1)	5,755	8%	5,681	9%
New Business Royalty Fees(2)	6,929	9%	6,234	10%
Agency Fees(1)	2,240	3%	1,911	3%
Total Core Revenue	69,120	91%	58,839	91%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,342	2%	2,245	4%
Interest Income	189	—%	250	—%
Total Cost Recovery Revenue	1,531	2%	2,495	4%
Ancillary Revenue:
Contingent Commissions(1)	4,476	6%	2,668	4%
Other Franchise Revenues(2)	456	1%	458	1%
Total Ancillary Revenue	4,932	7%	3,126	5%
Total Revenues	$75,583	100%	$64,460	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three months ended March 31, 2025 and 2024. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2025		2024
Revenues:
Commissions and agency fees	$29,423	39%	$26,221	41%
Franchise revenues	45,971	61%	37,989	59%
Interest income	189	—%	250	—%
Total revenues	75,583	100%	64,460	100%
Operating Expenses:
Employee compensation and benefits	48,334	70%	42,130	67%
General and administrative expenses	17,559	26%	17,180	27%
Bad debts	406	1%	1,127	2%
Depreciation and amortization	2,670	4%	2,568	4%
Total operating expenses	68,969	100%	63,005	100%
Income from operations	6,614		1,455
Other Income (Expense):
Interest expense	(5,823)		(1,487)
Other income (expense)	168		(6,727)
Income before taxes	959		(6,759)
Tax benefit	(1,687)		(8,568)
Net income	2,646		1,809
Less: net income attributable to noncontrolling interests	304		(5)
Net income attributable to Goosehead Insurance, Inc.	$2,342		$1,814

Revenues
For the three months ended March 31, 2025 revenue increased 17% to $75.6 million from $64.5 million for the three months ended March 31, 2024.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.

The following table sets forth these revenue streams by amount and as a percentage of total commissions and agency fees for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025		2024
Core Revenue:
Renewal Commissions	$16,952	58%	$15,961	61%
New Business Commissions	5,755	20%	5,681	22%
Agency Fees	2,240	8%	1,911	7%
Total Core Revenue:	24,947	85%	23,552	90%
Ancillary Revenue:
Contingent Commissions	4,476	15%	2,668	10%
Commissions and agency fees	$29,423	100%	$26,221	100%

Renewal Commissions increased by $1.0 million, or 6%, to $17.0 million for the three months ended March 31, 2025 from $16.0 million for the three months ended March 31, 2024. The increase during the three months ended March 31, 2025 was primarily attributable to an increase in the number of policies in the renewal term from March 31, 2024 to March 31, 2025, assisted by client retention of 84%, and premium rate increases.
New Business Commissions increased by $0.1 million, or 1%, to $5.8 million for the three months ended March 31, 2025 from $5.7 million for the three months ended March 31, 2024. The increase during the three months ended March 31, 2025 was primarily driven by an increase in the number of Corporate sales agents, offset by product challenges in Texas where our corporate network still has large exposure.
Revenue from Agency Fees increased by $0.3 million, or 17%, to $2.2 million for the three months ended March 31, 2025 from $1.9 million for the three months ended March 31, 2024. The increase in Agency Fees during the three months ended March 31, 2025 was primarily attributable to an increase in the average fee charged, as well as an increase in the number of policies written where an agency fee was charged.
Revenue from Contingent Commissions increased by $1.8 million, to $4.5 million for the three months ended March 31, 2025 from $2.7 million for the three months ended March 31, 2024. The increase during the three months ended March 31, 2025 was primarily attributable to an increase in Total Written Premium and receiving and qualifying for additional Contingent Commissions.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth these revenue streams by amount and as a percentage of franchise revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025		2024
Core Revenues:
Renewal Royalty Fees	$37,244	81%	$29,053	77%
New Business Royalty Fees	6,929	15%	6,234	16%
Total Core Revenues:	44,173	96%	35,287	93%
Cost Recovery Revenues:
Initial Franchise Fees	1,342	3%	2,245	6%
Ancillary Revenues:
Other Franchise Revenues	456	1%	458	1%
Franchise revenues	$45,971	100%	$37,989	100%

Revenue from Renewal Royalty Fees increased by $8.2 million, or 28%, to $37.2 million for the three months ended March 31, 2025 from $29.1 million for the three months ended March 31, 2024. The increase in revenue from Renewal Royalty Fees during the three months ended March 31, 2025 was primarily attributable to an increase in the number of policies in the renewal term, assisted by client retention of 84%, and rising premium rates.
Revenue from New Business Royalty Fees increased by $0.7 million, or 11%, to $6.9 million for the three months ended March 31, 2025 from $6.2 million for the three months ended March 31, 2024. The increase in revenue from New Business Royalty Fees during the three months ended March 31, 2025 was primarily attributable to an increase in franchise productivity and rising premium rates.
Revenue from Initial Franchise Fees decreased by $0.9 million, or 40%, to $1.3 million for the three months ended March 31, 2025 from $2.2 million for the three months ended March 31, 2024. The primary reason for this decrease was lower turnover of franchises during the period, which avoids accelerated recognition of Initial Franchise Fees for terminated franchises.
Interest income
Interest income decreased by $0.1 million, or 24%, to $0.2 million for the three months ended March 31, 2025 from $0.3 million for the three months ended March 31, 2024. The decrease was primarily attributable to fewer franchises operating under the payment plan option during the period.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $6.2 million, or 15%, to $48.3 million for the three months ended March 31, 2025 from $42.1 million for the three months ended March 31, 2024. The increase was primarily related to investments in corporate producers and our service and technology functions.
General and administrative expenses
General and administrative expenses increased by $0.4 million, or 2%, to $17.6 million for the three months ended March 31, 2025 from $17.2 million for the three months ended March 31, 2024. This increase was primarily attributable to increased spending on technologies and professional services, offset by a decrease in asset impairment charges.
Bad debts
Bad debts decreased by $0.7 million, or 64%, to $0.4 million for the three months ended March 31, 2025 from $1.1 million for the three months ended March 31, 2024. The decrease during the three months ended March 31, 2025 was primarily attributable to lower turnover of franchises during the periods.
Depreciation and amortization
Depreciation and amortization increased by $0.1 million, or 4%, to $2.7 million for the three months ended March 31, 2025 from $2.6 million for the three months ended March 31, 2024. This increase during the three months ended March 31, 2025 was primarily attributable to increased spending on software development since March 31, 2024.
Interest expense
Interest expense increased $4.3 million to $5.8 million for the three months ended March 31, 2025 from $1.5 million for the three months ended March 31, 2024. The primary driver of the increase during the three months ended March 31, 2025 was an increase in total borrowings outstanding during the periods.
Other income (expense)
Other income (expense) consists of remeasurements of our TRA liability, interest earned on cash balances, and loss on debt extinguishment. Other income (expense) increased by $6.9 million for the three months ended March 31, 2025 primarily due to remeasurements of our TRA liability during the three months ended March 31, 2024 due to changes in state apportionment and related state filing requirements.

Tax benefit
Tax benefit decreased by $6.9 million for the three months ended March 31, 2025 to a benefit of $1.7 million from a benefit of $8.6 million for three months ended March 31, 2024. This is primarily due to an increase in income before taxes and due to remeasurements of our deferred tax asset during the three months ended March 31, 2024 due to changes in state apportionment and related state filing requirements.

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
The following tables show Total Written Premium placed by corporate agents and franchisees for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,		% Change
	2025	2024
Corporate sales Total Written Premium	$176,606	$168,500	5%
Franchise sales Total Written Premium	823,625	650,285	27%
Total Written Premium	$1,000,231	$818,785	22%
Policies in Force
Policies in Force means, as of any reported date, the total count of current (non-cancelled) policies placed by Goosehead with its portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of March 31, 2025, we had 1.7 million Policies in Force compared to 1.7 million as of December 31, 2024 and 1.5 million as of March 31, 2024, representing a 3% and a 13% increase, respectively.
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
NPS has decreased to 87 as of March 31, 2025, compared to 91 as of March 31, 2024.
Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention of 84% at March 31, 2025 remained steady when compared to 84% at December 31, 2024, and decreased modestly compared to 85% at March 31, 2024. The modest decrease was impacted by premium rate increases yet supported by the service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended March 31, 2025, we retained 98% of the premiums we distributed in the trailing twelve months ended March 31, 2024, which remained flat from the 98% premium retention at December 31, 2024. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees from franchises relating to policies in their first term.
For the three months ended March 31, 2025, New Business Revenue grew 8% to $14.9 million, from $13.8 million for the three months ended March 31, 2024. Growth in New Business Revenue during the three months ended March 31, 2025 was primarily driven by growth in Franchise productivity and rising premium rates.

Any diminished capacity of Carriers to place new business (including as a result of the recent wildfires in Southern California and hurricanes in Florida) could slow the growth of our New Business Revenue in the future.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees from franchises received after the first term of a policy.
For the three months ended March 31, 2025, Renewal Revenue grew 20% to $54.2 million, from $45.0 million for the three months ended March 31, 2024. Growth in Renewal Revenue during the three months ended March 31, 2025 was primarily driven by an increase in the number of policies in the renewal term, assisted by Client Retention of 84% at March 31, 2025, and rising premium rates.
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
Core Revenue increased by $10.3 million, or 17%, to $69.1 million for the three months ended March 31, 2025 from $58.8 million for the three months ended March 31, 2024. The primary drivers of the increase during the three months ended March 31, 2025 was an increase in policies in their renewal term, assisted by Client Retention of 84%; more new policies written driven by an increase in Franchise productivity; and rising premium rates.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $1.0 million, or 39%, to $1.5 million for the three months ended March 31, 2025 from $2.5 million for the three months ended March 31, 2024. The primary driver was a decrease in terminations of franchises, resulting in less acceleration of initial franchise fee revenue.

Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $1.8 million to $4.9 million for the three months ended March 31, 2025 from $3.1 million for the three months ended March 31, 2024. The increase was primarily attributable to an increase in Total Written Premium and receiving and qualifying for additional Contingent Commissions.
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
Adjusted EBITDA increased by $3.8 million, or 32%, to $15.5 million for the three months ended March 31, 2025 from $11.7 million for the three months ended March 31, 2024. The primary driver of the increase in Adjusted EBITDA during the three months ended March 31, 2025 was growth in Total Revenue, slower growth in both Employee compensation and benefits and General and administrative expenses, and a decrease in Bad debts.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended March 31, 2025, Adjusted EBITDA Margin was 21% compared to 18% for the three months ended March 31, 2024 as a result of expenses growing at a slower pace than our growth in Total Revenue.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.

GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue (in thousands):

	Three Months Ended March 31,
	2025	2024
Total Revenues	$75,583	$64,460

Core Revenue:
Renewal Commissions(1)	$16,952	$15,961
Renewal Royalty Fees(2)	37,244	29,053
New Business Commissions(1)	5,755	5,681
New Business Royalty Fees(2)	6,929	6,234
Agency Fees(1)	2,240	1,911
Total Core Revenue	69,120	58,839
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,342	2,245
Interest Income	189	250
Total Cost Recovery Revenue	1,531	2,495
Ancillary Revenue:
Contingent Commissions(1)	4,476	2,668
Other Franchise Revenues(2)	456	458
Total Ancillary Revenue	4,932	3,126
Total Revenues	$75,583	$64,460
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$2,646	$1,809
Interest expense	5,823	1,487
Depreciation and amortization	2,670	2,568
Tax benefit	(1,687)	(8,568)
Equity-based compensation	6,236	7,357
Impairment expense	—	347
Other (income) expense	(168)	6,727
Adjusted EBITDA	$15,520	$11,727
Adjusted EBITDA Margin(1)	21%	18%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($15.5 million/$75.6 million), and ($11.7 million/$64.5 million) for the three months ended March 31, 2025 and 2024, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS. Note that totals may not sum due to rounding:

	Three Months Ended March 31,
	2025	2024
Earnings per share - basic (GAAP)	$0.09	$0.07
Add: equity-based compensation(1)	0.17	0.19
Add: impairment expense(2)	—	0.01
Adjusted EPS (non-GAAP)	$0.26	$0.28
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$6.2 million/(24.8 million + 12.6 million)] for the three months ended March 31, 2025 and [$7.4 million/ (25.1 million + 12.9 million)] for the three months ended March 31, 2024.
(2) Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$0.3 million/(25.1 million + 12.9 million)] for the three months ended March 31, 2024. No impairment was recorded for the three months ended March 31, 2025.
Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Commissions, Renewal Commissions, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of March 31, 2025, our cash and cash equivalents balance was $70.2 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends, share repurchases, and distributions to our owners.
Credit agreements
See "Note 8. Debt" in the condensed consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$15,484	$12,067	$3,417
Net cash used for investing activities	(3,313)	(2,882)	(431)
Net cash provided by (used for) financing activities	2,427	(115)	2,542
Net increase in cash and cash equivalents	14,598	9,070	5,528
Cash and cash equivalents, and restricted cash, beginning of period	57,973	44,047	13,926
Cash and cash equivalents, and restricted cash, end of period	$72,571	$53,117	$19,454
Operating activities
Net cash provided by operating activities was $15.5 million for the three months ended March 31, 2025 as compared to net cash provided by operating activities of $12.1 million for the three months ended March 31, 2024. This increase in net cash provided by operating activities was primarily attributable to a $0.8 million increase in net income, a $18.0 million increase related to commissions and agency fees receivable, and a $5.3 million increase related to changes in contract liabilities as a result of fewer franchise terminations in the three months ended March 31, 2025, offset by a $16.0 million decrease related to prepaid expenses and a $3.2 million decrease in cash provided from receivables from franchisees.

Investing activities
Net cash used for investing activities was $3.3 million for the three months ended March 31, 2025, compared to net cash used for investing activities of $2.9 million for the three months ended March 31, 2024. This increase was primarily driven by a $0.4 million increase in purchases of property and equipment and a $0.2 million increase in cash paid for capitalized software development costs.
Financing activities
Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2025 as compared to net cash used for financing activities of $0.1 million for the three months ended March 31, 2024. This increase in net cash provided by (used for) financing activities was primarily driven by issuance a $300 million term loan which was used to repay our previous term loan of $93.1 million and fund a special distribution and dividend of $205.0 million.
On January 8, 2025, the Company entered into a credit agreement (the "2025 Credit Agreement") providing for an aggregate $300 million term notes payable (the "2025 Initial Term Loan") and $75 million revolving credit facility (the "2025 Revolving Credit Facility"). The 2025 Initial Term Loan matures on January 8, 2032 and the 2025 Revolving Credit Facility matures on January 8, 2030. This credit agreement replaces the prior Second Amended and Restated Credit Agreement, dated July 21, 2021, which was repaid with the proceeds of the 2025 Initial Term Loan and terminated. Loans under the 2025 Credit Agreement will bear interest at a rate of Term SOFR plus 3.50%. The term note is payable in quarterly installments of $0.8 million, with a balloon payment of $279.8 million on January 8, 2032. The 2025 Credit Agreement is secured by all property owned, leased or operated by the Company except for certain excluded assets
Future sources and uses of liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) our revolving credit facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future.
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
Dividend policy
There have been no material changes to our dividend policy as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Tax receivable agreement
We entered into a tax receivable agreement with the Pre-IPO LLC Members on May 1, 2018 that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. See "Item 13. Certain relationships and related transactions, and director independence" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of March 31, 2025, aggregated by type (in thousands):

	Contractual obligations, commitments and contingencies
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$72,357	$9,049	$24,053	$20,159	$19,096
Debt obligations payable(2)	300,000	3,000	6,000	6,000	285,000
Interest expense(3)	158,105	23,288	45,874	44,939	44,004
Liabilities under the tax receivable agreement(4)	164,561	6,993	44,396	21,197	91,975
Total	$695,023	$42,330	$120,323	$92,295	$440,075

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.9 million and $1.8 million for the three months ended March 31, 2025 and 2024.
(2)The Company entered into a new credit agreement on January 8, 2025 for an aggregate $300 million in term loans, which were used to pay off the existing term loan, and a new revolving credit facility of $75 million, of which nothing was drawn as of March 31, 2025. See "Note 8. Debt" under Part I, Item 1 of this Form 10-Q.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of March 31, 2025.
(4)See "Item 2. Management's discussion and analysis of financial condition and results of operation - Tax receivable agreement."

Share Repurchase Program
On April 24, 2024, our board of directors approved a share repurchase program with authorization to purchase up to $100 million of our Class A common stock, which expired on March 31, 2025. On April 23, 2025, our board of directors approved a new share repurchase program with authorization to purchase up to $100 million of our Class A common stock through May 1, 2026. See "Note 10. Stockholders' Equity" in the condensed consolidated financial statements included herein for a discussion of the repurchase programs.

Off-balance sheet arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements except for those described under “Contractual obligations, commitments and contingencies” above.

Critical accounting policies
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent accounting pronouncements
See "Note 2. Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” under Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as described in "Item 7A. Quantitative and qualitative disclosure of market risks" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
During the first quarter of 2025, the Company implemented a new general ledger system. In connection with the implementation activities, we evaluated the impact of the implementation on our internal controls over financial reporting and revised certain controls to align with the new system. The Company concluded as part of our evaluation that the implementation of the general ledger system has not materially affected our internal control over financial reporting during the quarter ended March 31, 2025. There were no other changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
The information required by this Item is incorporated by reference to "Part I, Item I, Note 13. Litigation" in the condensed consolidated financial statements included herein.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except as follows:

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

Further, despite security measures taken by us and our vendors, our systems and those of our vendors have been, and may in the future be, vulnerable to physical break-ins, unauthorized access, viruses or other disruptive problems. In the event our systems or facilities are infiltrated or damaged, our clients have experienced, and could in the future experience, data loss, financial loss and significant business interruption, which may lead to a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant additional resources to modify protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications.

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

Cybersecurity breaches, cyberattacks and other similar incidents, including, among other things, computer viruses, denial of service or information attacks, worms, ransomware attacks, credential stuffing, social engineering, human error, fraud, unauthorized parties gaining access to our information technology systems, theft, malfeasance or improper access by employees or vendors, malware attacks, phishing campaigns and vulnerability exploit attempts could disrupt the security of our internal systems and business applications or those of our vendors and impair our ability to provide services to our clients and protect the privacy of their data. Any such incidents have, and may in the future, also compromise confidential business information, result in intellectual property or other confidential or proprietary information being lost or stolen, including client, employee or company data, which could harm our reputation, competitive position or otherwise adversely affect our business.

Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state and state-sponsored actors. Moreover, cybersecurity threats are constantly evolving, which makes it more difficult to detect cybersecurity incidents, assess their severity or impact in a timely manner, and successfully defend against them. The Cybersecurity threats also may see their frequency increased, and effectiveness enhanced, by the use of AI. Consequently, the risk of a cybersecurity incident has increased, and as cybersecurity threats evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities, security breaches, cyberattacks or other similar incidents. Some of our past preventative efforts have not been, and we cannot provide assurance that our future preventative efforts or those of our vendors or service providers will be, successful, and we may not be able to anticipate all security breaches, cyberattacks or other similar incidents, detect or react to such incidents in a timely manner, implement guaranteed preventive measures against such incidents, or adequately remediate any such incident.

Although we maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information, we cannot eliminate the risk of human error or guarantee our safeguards against employee, vendor or third-party malfeasance. The measures we implement, including our security controls over personal data and training of employees on data security, have not prevented in the past, and it is possible that they may not prevent in the future, improper access to, disclosure of, or misuse of confidential, personal or proprietary information. Moreover, while we generally perform cybersecurity due diligence on our key vendors, because we do not control our vendors and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws regulations, rules, industry standards or contractual obligations, we may be held responsible for security breaches, cyberattacks or other similar incidents attributed to our vendors as they relate to the information we share with them. This could cause harm to our reputation, create legal exposure, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

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
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended March 31, 2025 was as follows (in thousands, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	—	$—	—	$36,837
February 1, 2025 - February 28, 2025	—	$—	—	$36,837
March 1, 2025 - March 31, 2025	—	$—	—	$—
Total	—		—
(1) On April 24, 2024, our board of directors approved a share repurchase program with authorization to purchase up to $100 million of our Class A common stock through March 31, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1*
Credit Agreement, dated as of January 8, 2025, by and among Goosehead Insurance Holdings, LLC, as borrower, Goosehead Financial, LLC, as holdings, certain subsidiary guarantors named therein, certain lender parties named therein, and JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent.

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

*Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOOSEHEAD INSURANCE, INC.

Date:	April 23, 2025	By:	/s/ Mark K. Miller
Mark K. Miller
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 23, 2025	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)