Form 10-Q
period 2025-06-30
Goosehead Insurance, Inc.
filed 2025-07-24
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 21, 2025, there were 25,350,955 shares of Class A common stock outstanding and 12,207,114 shares of Class B common stock outstanding.

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
Special note regarding forward-looking statements
We have made statements in this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Item 1A. Risk factors” herein and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Commissions and agency fees	$38,076	$31,619	$67,499	$57,840
Franchise revenues	55,772	46,225	101,744	84,214
Interest income	179	244	368	494
Total revenues	94,027	78,088	169,611	142,548
Operating Expenses:
Employee compensation and benefits	50,388	42,551	98,722	84,681
General and administrative expenses	24,647	16,855	42,206	34,035
Bad debts	550	653	957	1,780
Depreciation and amortization	2,782	2,632	5,452	5,200
Total operating expenses	78,367	62,691	147,337	125,696
Income from operations	15,660	15,397	22,274	16,852
Other Income:
Interest expense	(6,303)	(1,982)	(12,126)	(3,469)
Other income (expense)	815	441	983	(6,286)
Income before taxes	10,172	13,856	11,131	7,097
Tax expense (benefit)	1,889	2,981	202	(5,587)
Net income	8,283	10,875	10,929	12,684
Less: net income attributable to noncontrolling interests	3,133	4,677	3,437	4,672
Net income attributable to Goosehead Insurance, Inc.	$5,150	$6,198	$7,492	$8,012
Earnings per share:
Basic	$0.20	$0.25	$0.30	$0.32
Diluted	$0.18	$0.24	$0.27	$0.29
Weighted average shares of Class A common stock outstanding
Basic	25,216	24,693	25,005	24,890
Diluted	38,553	38,031	38,542	38,435

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$92,388	$54,280
Restricted cash	3,234	3,693
Commissions and agency fees receivable, net	10,597	31,375
Receivable from franchisees, net	11,323	11,077
Prepaid expenses	17,626	8,139
Total current assets	135,168	108,564
Receivable from franchisees, net of current portion	3,082	3,469
Property and equipment, net of accumulated depreciation	21,967	24,101
Right-of-use asset	32,266	37,420
Intangible assets, net of accumulated amortization	30,329	25,075
Deferred income taxes, net	207,521	193,478
Other assets	6,254	5,546
Total assets	$436,587	$397,653
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$23,173	$22,891
Premiums payable	3,234	3,693
Lease liability	6,357	6,535
Contract liabilities	3,478	3,275
Note payable	3,000	10,063
Liabilities under tax receivable agreement	6,993	—
Total current liabilities	46,235	46,457
Lease liability, net of current portion	51,925	54,536
Note payable, net of current portion	289,777	82,251
Contract liabilities, net of current portion	14,436	15,191
Liabilities under tax receivable agreement, net of current portion	164,808	160,142
Total liabilities	567,181	358,577
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 25,351 shares issued and outstanding as of June 30, 2025, 24,668 shares issued and outstanding as of December 31, 2024	254	247
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 12,207 issued and outstanding as of June 30, 2025, 12,620 shares issued and outstanding as of December 31, 2024	122	126
Additional paid-in capital	74,730	58,917
Accumulated deficit	(153,695)	(15,401)
Total stockholders' equity	(78,589)	43,889
Noncontrolling interests	(52,005)	(4,813)
Total equity	(130,594)	39,076
Total liabilities and equity	$436,587	$397,653

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2025	24,668	12,620	$247	$126	$58,917	$(15,401)	$43,889	$(4,813)	$39,076
Dividends declared	—	—	—	—	—	(145,786)	(145,786)	—	(145,786)
Distributions	—	—	—	—	—	—	—	(59,232)	(59,232)
Net income	—	—	—	—	—	2,342	2,342	304	2,646
Exercise of stock options	241	—	3	—	6,588	—	6,591	3,936	10,527
Equity-based compensation	—	—	—	—	4,136	—	4,136	2,100	6,236
Activity under employee stock purchase plan	1	—	—	—	70	—	70	37	107
Redemption of LLC Units	145	(145)	1	(1)	(697)	—	(697)	697	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	911	—	911	—	911
Balance March 31, 2025	25,055	12,475	$251	$125	$69,925	$(158,845)	$(88,544)	$(56,971)	$(145,515)
Distributions	—	—	—	—	—	—	—	(1,886)	(1,886)
Share Repurchases	(6)	—	—	—	(344)	—	(344)	(185)	(529)
Net income	—	—	—	—	—	5,150	5,150	3,133	8,283
Exercise of stock options	33	—	—	—	946	—	946	538	1,484
Equity-based compensation	—	—	—	—	4,041	—	4,041	1,976	6,017
Activity under employee stock purchase plan	1	—	—	—	71	—	71	37	108
Redemption of LLC Units	268	(268)	3	(3)	(1,353)	—	(1,353)	1,353	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	1,444	—	1,444	—	1,444
Balance June 30, 2025	25,351	12,207	$254	$122	$74,730	$(153,695)	$(78,589)	$(52,005)	$(130,594)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2024	24,966	12,954	$250	$130	$73,413	$(45,827)	$27,966	$(11,180)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,212	—	1,213	650	1,863
Equity-based compensation	—	—	—	—	4,864	—	4,864	2,493	7,357
Activity under employee stock purchase plan	2	—	—	—	96	—	96	50	146
Redemption of LLC Units	196	(196)	2	(2)	(169)	—	(169)	169	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	322	—	322	—	322
Balance March 31, 2024	25,230	12,758	$252	$128	$79,738	$(44,013)	$36,106	$(7,865)	$28,240
Distributions	—	—	—	—	—	—	—	(2,346)	(2,346)
Share repurchases	(1,045)	—	(10)	—	(41,569)	—	(41,579)	(22,054)	(63,633)
Net income	—	—	—	—	—	6,198	6,198	4,677	10,875
Exercise of stock options	7	—	—	—	159	—	159	86	245
Equity-based compensation	—	—	—	—	4,373	—	4,373	2,259	6,632
Activity under employee stock purchase plan	2	—	—	—	82	—	82	46	128
Redemption of LLC Units	10	(10)	—	—	(35)	—	(35)	35	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	126	—	126	—	126
Balance June 30, 2024	24,205	12,748	$242	$127	$42,874	$(37,815)	$5,430	$(25,162)	$(19,733)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$10,929	$12,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,133	5,387
Loss on disposal of fixed assets	5	—
Loss on debt extinguishment	771	—
Impairment expense	4,694	347
Bad debt expense	957	1,780
Equity-based compensation	12,253	13,989
Impacts of tax receivable agreement	—	10,858
Deferred income taxes	(28)	(9,618)
Noncash lease activity	(1,455)	(1,814)
Cloud computing arrangement implementation costs	(475)	(295)
Changes in operating assets and liabilities:
Receivable from franchisees	(119)	1,379
Commissions and agency fees receivable	20,181	3,267
Prepaid expenses	(9,487)	1,343
Other assets	901	(150)
Accounts payable and accrued expenses	(311)	(1,235)
Contract liabilities	(552)	(6,980)
Net cash provided by operating activities	44,397	30,942
Cash flows from investing activities:
Issuance of notes receivable to franchisees	(50)	(175)
Proceeds from notes receivable to franchisees	140	12
Capitalized software development costs	(5,697)	(5,212)
Cash consideration paid for asset acquisitions	(444)	—
Purchase of property and equipment	(2,317)	(447)
Net cash used for investing activities	(8,368)	(5,822)
Cash flows from financing activities:
Customer premiums, net	(667)	320
Debt issuance costs	(7,929)	(621)
Repayment of note payable	(93,828)	(4,391)
Proceeds from notes payable	299,250	25,000
Proceeds from the issuance of Class A common stock	12,228	2,383
Repurchases of Class A common stock	(529)	(63,184)
Member distributions and dividends	(206,905)	(2,389)
Net cash provided by (used for) financing activities	1,620	(42,882)
Net increase (decrease) in cash and cash equivalents, and restricted cash	37,649	(17,762)
Cash and cash equivalents, and restricted cash, beginning of period	57,973	44,047
Cash and cash equivalents, and restricted cash, end of period	$95,622	$26,285

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow data:
Cash paid during the period for interest	$10,340	$3,217
Cash paid for income taxes	939	986
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
The Company had 14 and 13 corporate-owned locations in operation at June 30, 2025 and 2024, respectively. Franchisees are provided access to Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended June 30, 2025 and 2024, the Company onboarded 16 and 19 franchise locations, respectively, and had 1,075 and 1,122 operating franchise locations as of June 30, 2025 and 2024, respectively. No franchises were purchased during the three and six months ended June 30, 2025 and 2024.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 2025 and 2024. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
assets, an indicator of impairment would exist, and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of general and administrative expenses.
Based on a review of tangible assets during the three months ended June 30, 2025, the Company identified three office leases that would be exited or subleased and completed a recoverability assessment for assets at those locations. Based on the results of the recoverability assessment, the Company determined that the undiscounted cash flows of the assets were below their carrying values for each location. As a result, the Company compared the fair values of the assets to their carrying values and recorded an impairment expense of $1.6 million for property and equipment and $3.1 million for right-of-use asset for the amount the carrying values exceeded the fair values. The Company determined the fair values by estimating sublease cash flows based on market rates for similar properties and discounted them using the Company's internal borrowing rate.
Based on a review of tangible assets during the three months ended March 31, 2024, the Company identified one office lease that would be subleased and completed a recoverability assessment for assets at that location. Based on the results of the recoverability assessments, the Company determined that the undiscounted cash flows of the assets were below their carrying values. As a result, the Company compared the fair values of the assets to their carrying values and recorded an impairment expense of $0.1 million for property and equipment and $0.2 million for right-of-use asset for the amount the carrying values exceeded the fair values. The Company determined the fair values by estimating sublease cash flows based on market rates for similar properties and discounted them using the Company's internal borrowing rate.
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
Cash and Cash Equivalents, and Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the Carrier, in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $3.2 million and $2.6 million as of June 30, 2025 and 2024, respectively.
The following is a reconciliation of our cash and cash equivalents and restricted cash balances as presented in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$92,388	$23,643
Restricted cash	3,234	2,642
Cash and cash equivalents, and restricted cash	$95,622	$26,285

The Company earns interest on its cash balance that is held in interest-bearing checking accounts. During the three and six months ended June 30, 2025 the Company recognized $0.8 million and $1.8 million in interest income within Other income (expense) in the Condensed Consolidated Statements of Operations. $0.4 million and $0.4 million interest income was recognized during the three and six months ended June 30, 2024. As of June 30, 2025, the Company did not have any cash equivalents.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Suptopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires additional disclosures of certain costs and expenses within the notes to the financial statements. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Suptopic 220-40): Clarifying the Effective Date, which clarified that the updates are effective for annual reporting periods beginning after December 15, 2026, and interim periods thereafter. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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
Performance obligations satisfied in previous periods
During the three and six months ended June 30, 2025, the Company recognized $3 million in Commissions and agency fees and $1 million in Franchise Revenues due to the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$23,119	$20,591	$40,071	$36,552
New Business Commissions	7,559	6,682	13,314	12,363
Agency Fees	2,906	2,137	5,146	4,048
Contingent Commissions	4,492	2,209	8,968	4,877
Franchise revenues
Renewal Royalty Fees	45,381	36,828	82,625	65,881
New Business Royalty Fees	7,820	7,169	14,749	13,402
Initial Franchise Fees	1,247	1,631	2,589	3,875
Other Franchise Revenues	1,324	598	1,781	1,055
Interest Income	179	244	368	494
Total Revenues	$94,027	$78,088	$169,611	$142,548

Timing of revenue recognition:
Transferred at a point in time	$33,584	$29,410	$58,531	$52,962
Transferred over time	60,443	48,678	111,080	89,586
Total Revenues	$94,027	$78,088	$169,611	$142,548

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	June 30, 2025	December 31, 2024	Increase/(decrease)
Cost to obtain franchise contracts(1)	$1,922	$1,967	$(45)
Commissions and agency fees receivable, net	10,597	31,375	(20,778)
Receivable from franchisees(2)	14,405	14,546	(141)
Contract liabilities(2)(3)	17,914	18,466	(552)
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended June 30, 2025 was included in the contract liabilities balance as of December 31, 2024.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2024	$18,466
Revenue recognized during the period	(2,589)
New deferrals(1)	2,295
Write offs(2)	(258)
Contract liabilities at June 30, 2025	$17,914
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement.
(2) Franchise Fees, net of recognized revenue, no longer deferred due to the termination of the Franchise Agreement.

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Franchise fees receivable(1)	$5,501	$6,263
Less: Unamortized discount(1)	(1,323)	(1,671)
Less: Allowance for uncollectible franchise fees(1)	(29)	(35)
Net franchise fees receivable(1)	$4,149	$4,557
(1) Includes both the current and long term portion of this balance.
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2024	$35
Charges to bad debts	123
Write offs	(129)
Balance at June 30, 2025	$29

Balance at December 31, 2023	$223
Charges to bad debts	379
Write offs	(570)
Balance at June 30, 2024	$32

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2024	$363
Charges to bad debts	597
Write offs	(377)
Balance at June 30, 2025	$583

Balance at December 31, 2023	$508
Charges to bad debts	816
Write offs	(925)
Balance at June 30, 2024	$399

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Furniture & fixtures	$11,056	$10,369
Computer equipment	6,014	5,443
Network equipment	563	481
Phone system	220	227
Leasehold improvements	35,775	35,288
Total	53,628	51,808
Less accumulated depreciation	(31,661)	(27,707)
Property and equipment, net	$21,967	$24,101
Depreciation expense was $3.5 million and $3.7 million for six months ended June 30, 2025 and 2024, respectively.

7. Intangible assets
Intangible assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer software & web domain	$30,698	$24,475
Books of business	7,854	6,895
Total	38,552	31,369
Less: accumulated amortization	(8,223)	(6,294)
Intangible assets, net	$30,329	$25,075
Amortization expense was $1.9 million and $1.5 million for six months ended June 30, 2025 and 2024, respectively.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
As of June 30, 2025, the Company had nothing drawn against the revolving credit facility and had $75.0 million available to draw.
The 2025 Initial Term Loan will bear interest at a rate of Term SOFR plus 3.50%. The 2025 Revolving Credit Facility bears interest at Term SOFR plus 225 basis points through June 30, 2025, and after which bears interest based on leverage ratio tiers as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
≥ 1.50x	SOFR + 200 bps
≥ 2.50x	SOFR + 225 bps
≥ 3.50x	SOFR + 250 bps

Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2025	$1,500
2026	3,000
2027	3,000
2028	3,000
2029	3,000
Total	$13,500

The 2025 Credit Agreement contains certain affirmative and negative covenants. Under these covenants, the Company is limited in the amount of additional debt incurred and distributions payable. The Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the 2025 Credit Agreement, is 5x. Additionally, the 2025 Credit Agreement contains certain change of control provisions that, if breached, would trigger a default. As of June 30, 2025, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at June 30, 2025 and December 31, 2024, approximates fair value using Level 2 inputs, described below.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
Subsequent event
On July 9, 2025, the Company entered into Amendment No. 1 to the 2025 Credit Agreement in order to refinance the outstanding balance of the 2025 Initial Term Loan with a new term loan facility (the "Term B-1 Facility"). The amendment reduced the applicable interest rate on our term loan borrowings under the facility by 0.50% to a rate of Term SOFR plus 3.00%.
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
Income tax expense (benefit)
Tax expense from income taxes was $1.9 million for the three months ended June 30, 2025 compared to tax expense of $3.0 million for the three months ended June 30, 2024. The effective tax rate was 19% for the three months ended June 30, 2025 compared to 22% for the three months ended June 30, 2024. The decrease in tax expense and effective tax rate were primarily due to a decrease in pre-tax income and increases in tax benefits related to the exercise of stock options. Tax expense was $0.2 million for the six months ended June 30, 2025 compared to tax benefit of $5.6 million for the six months ended June 30, 2024. The effective tax rate was 2% for the six months ended June 30, 2025 and (79)% for the six months ended June 30, 2024. The change in tax expense/benefit and effective tax rate were primarily due to changes in state apportionment and related state filing requirements for the six months ended June 30, 2024.
Deferred taxes
Deferred tax assets at June 30, 2025 were $207.5 million compared to $193.5 million at December 31, 2024. The primary contributing factors to the increase in deferred tax assets were additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the six months ended June 30, 2025.
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
During the three and six months ended June 30, 2025, an aggregate of 268,000 and 412,833 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 268,000 and 412,833 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of June 30, 2025, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
was $171.8 million, of which $7.0 million was current and included in Liabilities under tax receivable agreement within Current liabilities on the Condensed Consolidated Balance Sheets. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments. Additionally, during the six months ended June 30, 2024, the Company's effective tax rate increased due to changes in state apportionment and related state filing requirements. This resulted in a remeasurement of its TRA liability of $6.7 million, which has been reported in "Other income (expense)" on the Condensed Consolidated Statements of Operations.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of June 30, 2025.
Subsequent enactment of the One Big Beautiful Bill Act of 2025
On July 4, 2025, United States Congress passed budget reconciliation bill H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions. The Company is currently evaluating the OBBBA and an estimate of the financial impact cannot be made at this time.

10. Stockholders' Equity
Class A Common Stock
GSHD has a total of 25,351 thousand shares of its Class A common stock outstanding at June 30, 2025. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 12,207 thousand shares of its Class B common stock outstanding at June 30, 2025. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.
Correction of Prior Period Balances
Subsequent to the issuance of the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2024, the Company determined that it did not properly apply the guidance under ASC 810-10-45-23 in determining the allocation of activity related to the exercise of stock options, equity-based compensation, activity under employee stock purchase plan, and redemption of LLC Units. The Company also identified an error in the recording of deferred tax adjustments related to the Tax Receivable Agreement. The net impact of these misstatements was an overstatement of additional paid-in capital, an understatement of accumulated deficit, and an understatement of noncontrolling interest for all periods presented. As a result, the Company restated the prior period financial statements to correct the errors. Additionally, the Company has changed the condensed consolidated statement of stockholders' equity presentation to reflect the reallocation of noncontrolling interest within the specific line items resulting in reallocation instead of as a separate line item.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
As Previously Reported

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2024	24,966	12,954	$250	$130	$103,228	$(47,056)	$56,552	$(39,766)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,862	—	1,863	—	1,863
Equity-based compensation	—	—	—	—	7,357	—	7,357	—	7,357
Activity under employee stock purchase plan	2	—	—	—	146	—	146	—	146
Redemption of LLC Units	196	(196)	2	(2)	(605)	—	(605)	605	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	439	—	439	(117)	322
Reallocation of noncontrolling interest	—	—	—	—	—	(217)	(217)	217	—
Balance March 31, 2024	25,230	12,758	$252	$128	$112,428	$(45,459)	$67,349	$(39,109)	$28,240
Distributions	—	—	—	—	—	—	—	(2,346)	(2,346)
Share repurchases	(1,045)	—	(10)	—	(41,953)	—	(41,963)	(21,670)	(63,633)
Net income	—	—	—	—	—	6,198	6,198	4,677	10,875
Exercise of stock options	7	—	—	—	245	—	245	—	245
Equity-based compensation	—	—	—	—	6,632	—	6,632	—	6,632
Activity under employee stock purchase plan	2	—	—	—	128	—	128	—	128
Redemption of LLC Units	10	(10)	—	—	(29)	—	(29)	29	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	295	—	295	(170)	126
Reallocation of noncontrolling interest	—	—	—	—	—	912	912	(912)	—
Balance June 30, 2024	24,205	12,748	$242	$127	$77,748	$(38,349)	$39,768	$(59,501)	$(19,733)

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Adjustments

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2024	—	—	$—	$—	$(29,815)	$1,229	$(28,586)	$28,586	$—
Distributions	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	(650)	—	(650)	650	—
Equity-based compensation	—	—	—	—	(2,493)	—	(2,493)	2,493	—
Activity under employee stock purchase plan	—	—	—	—	(50)	—	(50)	50	—
Redemption of LLC Units	—	—	—	—	436	—	436	(436)	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	(117)	—	(117)	117	—
Reallocation of noncontrolling interest	—	—	—	—	—	217	217	(217)	—
Balance March 31, 2024	—	—	$—	$—	$(32,690)	$1,446	$(31,243)	$31,244	$—
Distributions	—	—	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	384	—	384	(384)	—
Net income	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	(86)	—	(86)	86	—
Equity-based compensation	—	—	—	—	(2,259)	—	(2,259)	2,259	—
Activity under employee stock purchase plan	—	—	—	—	(46)	—	(46)	46	—
Redemption of LLC Units	—	—	—	—	(6)	—	(6)	6	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	(169)	—	(169)	170	—
Reallocation of noncontrolling interest	—	—	—	—	—	(912)	(912)	912	—
Balance June 30, 2024	—	—	$—	$—	$(34,874)	$534	$(34,338)	$34,339	$—

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As Revised

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
As Revised
Balance January 1, 2024	24,966	12,954	$250	$130	$73,413	$(45,827)	$27,966	$(11,180)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,212	—	1,213	650	1,863
Equity-based compensation	—	—	—	—	4,864	—	4,864	2,493	7,357
Activity under employee stock purchase plan	2	—	—	—	96	—	96	50	146
Redemption of LLC Units	196	(196)	2	(2)	(169)	—	(169)	169	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	322	—	322	—	322
Reallocation of noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance March 31, 2024	25,230	12,758	$252	$128	$79,738	$(44,013)	$36,106	$(7,865)	$28,240
Distributions	—	—	—	—	—	—	—	(2,346)	(2,346)
Share repurchases	(1,045)	—	(10)	—	(41,569)	—	(41,579)	(22,054)	(63,633)
Net income	—	—	—	—	—	6,198	6,198	4,677	10,875
Exercise of stock options	7	—	—	—	159	—	159	86	245
Equity-based compensation	—	—	—	—	4,373	—	4,373	2,259	6,632
Activity under employee stock purchase plan	2	—	—	—	82	—	82	46	128
Redemption of LLC Units	10	(10)	—	—	(35)	—	(35)	35	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	126	—	126	—	126
Reallocation of noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance June 30, 2024	24,205	12,748	$242	$127	$42,874	$(37,815)	$5,430	$(25,162)	$(19,733)

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and six months ended June 30, 2025 and 2024, divided by the basic weighted average number of Class A common stock as of the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts).
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the calculation of EPS for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to GSHD - Basic	$5,150	$6,198	$7,492	$8,012
Add: net income attributable to noncontrolling interests(1)	3,133	4,677	3,437	4,672
Less: income tax effect on income attributable to noncontrolling interests assuming conversion of Class B common shares(1)	(1,183)	(1,735)	(343)	(1,566)
Net income available to GSHD - Diluted	$7,100	$9,140	$10,586	$11,118

Denominator:
Basic EPS
Weighted average outstanding Class A common shares - Basic	25,216	24,693	25,005	24,890
Earnings per share of Class A common stock - Basic	$0.20	$0.25	$0.30	$0.32

Diluted EPS
Weighted average outstanding Class A common shares - Basic	25,216	24,693	25,005	24,890
Effect of dilutive securities:
Weighted average outstanding Class B common shares (if-converted)(1)	12,328	12,751	12,457	12,807
Stock options(2)	1,009	588	1,080	738
Weighted average outstanding Class A common shares - Diluted	38,553	38,031	38,542	38,435

Earnings per share of Class A common stock - Diluted	$0.18	$0.24	$0.27	$0.29
(1) For the three and six months ended June 30, 2025, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 12,328 and 12,457 common shares (assuming the conversion of all outstanding class B common stock) were included in Weighted average outstanding Class A common shares - Diluted and (b) $2.0 million and $3.1 million of noncontrolling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income attributable to GSHD - Basic to arrive at Net income available to GSHD - diluted. For the three and six months ended June 30, 2024, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 12,751 and 12,807 common shares (assuming the conversion of all outstanding class B common stock) were included in Weighted average outstanding Class A common shares - Diluted and (b) $2.9 million and $3.1 million of noncontrolling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income attributable to GSHD - Basic to arrive at Net income available to GSHD - diluted.
(2) Dilutive stock options is computed using the treasury stock method, which are not participating securities. 435 and 385 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended June 30, 2025 because the effect would have been anti-dilutive. 1,576 and 1,272 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended June 30, 2024 because the effect would have been anti-dilutive.

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
During the three and six months ended June 30, 2025, the Company repurchased and retired 6 thousand shares of Class A common stock for an aggregate $0.5 million. During the three and six months ended June 30, 2024, the Company repurchased and retired 1,045 thousand shares of Class A common stock for an aggregate $63.6 million. All repurchases were made in open-market transactions and recorded at their aggregate transaction cost inclusive of commissions and excise taxes. As of June 30, 2025, the Company had remaining authorization under the share repurchase program to purchase up to approximately $99.5 million of the Company's Class A common stock.
11. Noncontrolling interest
GSHD is the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a noncontrolling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and six months ended June 30, 2025, GF made distributions of $5.2 million and $5.3 million, of which $1.9 million and $1.9 million was made to Pre-IPO LLC Members. The remaining $3.3 million and $3.4 million was made to GSHD and was eliminated in consolidation.
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
During the three and six months ended June 30, 2025, an aggregate of 268 thousand and 413 thousand LLC Units were redeemed by the noncontrolling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 268 thousand and 413 thousand shares of Class A common stock in connection with these redemptions and received 268 thousand and 413 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 268 thousand and 413 thousand shares of Class B common stock were surrendered and cancelled.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the ownership interest in GF (in thousands):

	June 30, 2025
	LLC Units	Ownership %
Number of LLC Units held by GSHD	25,351	67.5%
Number of LLC Units held by noncontrolling interest holders	12,207	32.5%
Number of LLC Units outstanding	37,558	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2025 was 32.8% and 33.3%.

12. Equity-Based Compensation
Stock option expense was $6.0 million and $12.3 million for the three and six months ended June 30, 2025. Stock option expense was $6.6 million and $14.0 million for the three and six months ended June 30, 2024.

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
Any future special cash dividends will be declared at the sole discretion of GF's managing member, with respect to GF, and the Company's board of directors, with respect to GSHD. In determining whether a future special cash dividend will be declared by the Company, the board of directors may, at its sole discretion, consider the following: the Company's financial condition and operating results, the Company's available cash and current and anticipated cash needs, the Company's capital requirements, any contractual, legal, tax and regulatory restrictions, general economic and business conditions, and such other factors or conditions as the board of directors deems relevant.

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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind: to provide clients with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver a superior insurance experience to our clients.
Financial Highlights for the Second Quarter of 2025:
•Total revenue increased 20% from the second quarter of 2024 to $94.0 million
•Core Revenue* increased by 18% from the second quarter of 2024 to $86.8 million
•Total Written Premiums placed increased 18% from the prior-year period to $1.2 billion
•Net income decreased by $2.6 million from the second quarter of 2024 to $8.3 million, or 9% of total revenues
•Adjusted EBITDA* increased 18% from the second quarter of 2024 to $29.2 million, or 31% of total revenues
•Basic and diluted earnings per share were $0.20 and $0.18, respectively, and Adjusted EPS* was $0.49 per share for the three months ended June 30, 2025
•Policies in Force increased 13% from June 30, 2024 to 1,793,000 at June 30, 2025
•Corporate sales headcount increased 53% from June 30, 2024 to 479 at June 30, 2025
◦As of June 30, 2025, 282 of these Corporate sales agents had less than one year of tenure and 197 had greater than one year of tenure
•Total operating franchises decreased 4% from June 30, 2024 to 1,075 at June 30, 2025
◦As of June 30, 2025, 95 operating Franchisees had less than one year of tenure and 980 operating Franchisees had greater than one year of tenure
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Certain income statement line items
Revenues
During the three months ended June 30, 2025, revenue increased by 20% to $94.0 million from $78.1 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, revenue increased by 19% to $169.6 million from $142.5 million for the six months ended June 30, 2024. Total Written Premium, which we believe is the best leading indicator of future revenue, increased 18% to $1.18 billion for the three months ended June 30, 2025 from $999 million for the three months ended June 30, 2024. Total Written Premium increased 20% for the six months ended June 30, 2025 to $2.2 billion from $1.82 billion for the six months ended June 30, 2024. Total Written Premiums drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2025		2024		2025		2024
Core Revenue:
Renewal Commissions(1)	$23,119	25%	$20,591	26%	$40,071	24%	$36,552	26%
Renewal Royalty Fees(2)	45,381	48%	36,828	47%	82,625	49%	65,881	46%
New Business Commissions(1)	7,559	8%	6,682	9%	13,314	8%	12,363	9%
New Business Royalty Fees(2)	7,820	8%	7,169	9%	14,749	9%	13,402	9%
Agency Fees(1)	2,906	3%	2,137	3%	5,146	3%	4,048	3%
Total Core Revenue	86,785	92%	73,407	94%	155,905	92%	132,246	93%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,247	1%	1,631	2%	2,589	2%	3,875	3%
Interest Income	179	—%	244	—%	368	—%	494	—%
Total Cost Recovery Revenue	1,426	2%	1,875	2%	2,957	2%	4,369	3%
Ancillary Revenue:
Contingent Commissions(1)	4,492	5%	2,209	3%	8,968	5%	4,877	3%
Other Franchise Revenues(2)	1,324	1%	598	1%	1,781	1%	1,055	1%
Total Ancillary Revenue	5,816	6%	2,807	4%	10,749	6%	5,933	4%
Total Revenues	$94,027	100%	$78,088	100%	$169,611	100%	$142,548	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and six months ended June 30, 2025 and 2024. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenues:
Commissions and agency fees	$38,076	40%	$31,619	40%	$67,499	40%	$57,840	41%
Franchise revenues	55,772	59%	46,225	59%	101,744	60%	84,214	59%
Interest income	179	—%	244	—%	368	—%	494	—%
Total revenues	94,027	100%	78,088	100%	169,611	100%	142,548	100%
Operating Expenses:
Employee compensation and benefits	50,388	64%	42,551	68%	98,722	67%	84,681	67%
General and administrative expenses	24,647	31%	16,855	27%	42,206	29%	34,035	27%
Bad debts	550	1%	653	1%	957	1%	1,780	1%
Depreciation and amortization	2,782	4%	2,632	4%	5,452	4%	5,200	4%
Total operating expenses	78,367	100%	62,691	100%	147,337	100%	125,696	100%
Income from operations	15,660		15,397		22,274		16,852
Other Income:
Interest expense	(6,303)		(1,982)		(12,126)		(3,469)
Other income (expense)	815		441		983		(6,286)
Income before taxes	10,172		13,856		11,131		7,097
Tax expense (benefit)	1,889		2,981		202		(5,587)
Net income	8,283		10,875		10,929		12,684
Less: net income attributable to noncontrolling interests	3,133		4,677		3,437		4,672
Net income attributable to Goosehead Insurance, Inc.	$5,150		$6,198		$7,492		$8,012

Revenues
For the three months ended June 30, 2025 revenue increased 20% to $94.0 million from $78.1 million for the three months ended June 30, 2024. For the six months ended June 30, 2025 revenue increased 19% to $169.6 million from $142.5 million for the six months ended June 30, 2024.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.

The following table sets forth these revenue streams by amount and as a percentage of total commissions and agency fees for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Core Revenue:
Renewal Commissions	$23,119	61%	$20,591	65%	$40,071	59%	$36,552	63%
New Business Commissions	7,559	20%	6,682	21%	13,314	20%	12,363	21%
Agency Fees	2,906	8%	2,137	7%	5,146	8%	4,048	8%
Total Core Revenue:	33,584	88%	29,410	93%	58,531	87%	52,962	92%
Ancillary Revenue:
Contingent Commissions	4,492	12%	2,209	7%	8,968	13%	4,877	8%
Commissions and agency fees	$38,076	100%	$31,619	100%	$67,499	100%	$57,840	100%

Renewal Commissions increased by $2.5 million, or 12%, to $23.1 million for the three months ended June 30, 2025 from $20.6 million for the three months ended June 30, 2024. Renewal Commissions increased by $3.5 million, or 10%, to $40.1 million for the six months ended June 30, 2025 from $36.6 million for the six months ended June 30, 2024. The increase during each of the three and six months ended June 30, 2025 was primarily driven by a $3.0 million release of the constraint on certain variable consideration related to policies placed and made effective in previous periods, as well as by client retention of 84%.
New Business Commissions increased by $0.9 million, or 13%, to $7.6 million for the three months ended June 30, 2025 from $6.7 million for the three months ended June 30, 2024. New Business Commissions increased by $1.0 million, or 8%, to $13.3 million for the six months ended June 30, 2025 from $12.4 million for the six months ended June 30, 2024. The increase during each of the three and six months ended June 30, 2025 was primarily driven by an increase in the number of Corporate sales agents, offset by product challenges in Texas where our corporate network still has large exposure.
Revenue from Agency Fees increased by $0.8 million, or 36%, to $2.9 million for the three months ended June 30, 2025 from $2.1 million for the three months ended June 30, 2024. Revenue from Agency Fees increased by $1.1 million, or 27%, to $5.1 million for the six months ended June 30, 2025 from $4.0 million for the six months ended June 30, 2024. The increase in Agency Fees during each of the three and six months ended June 30, 2025 was primarily attributable to an increase in the average fee charged, as well as an increase in the number of policies written where an agency fee was charged.
Revenue from Contingent Commissions increased by $2.3 million to $4.5 million for the three months ended June 30, 2025 from $2.2 million for the three months ended June 30, 2024. Revenue from Contingent Commissions increased by $4.1 million, to $9.0 million for the six months ended June 30, 2025 from $4.9 million for the six months ended June 30, 2024. The increase during each of the three and six months ended June 30, 2025 was primarily attributable to an increase in Total Written Premium and receiving and qualifying for additional Contingent Commissions.

Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth these revenue streams by amount and as a percentage of franchise revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Core Revenues:
Renewal Royalty Fees	$45,381	81%	$36,828	80%	$82,625	81%	$65,881	78%
New Business Royalty Fees	7,820	14%	7,169	16%	14,749	15%	13,402	16%
Total Core Revenues:	53,201	95%	43,997	95%	97,374	96%	79,284	94%
Cost Recovery Revenues:
Initial Franchise Fees	1,247	2%	1,631	4%	2,589	3%	3,875	5%
Ancillary Revenues:
Other Franchise Revenues	1,324	2%	598	1%	1,781	2%	1,055	1%
Franchise revenues	$55,772	100%	$46,225	100%	$101,744	100%	$84,214	100%

Revenue from Renewal Royalty Fees increased by $8.6 million, or 23%, to $45.4 million for the three months ended June 30, 2025 from $36.8 million for the three months ended June 30, 2024. Revenue from Renewal Royalty Fees increased by $16.7 million, or 25%, to $82.6 million for the six months ended June 30, 2025 from $65.9 million for the six months ended June 30, 2024. The increase in revenue from Renewal Royalty Fees during each of the three and six months ended June 30, 2025 was primarily attributable to an increase in the number of policies in the renewal term, assisted by client retention of 84%; rising premium rates; and $1.0 million from the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.
Revenue from New Business Royalty Fees increased by $0.7 million, or 9%, to $7.8 million for the three months ended June 30, 2025 from $7.2 million for the three months ended June 30, 2024. Revenue from New Business Royalty Fees increased by $1.3 million, or 10%, to $14.7 million for the six months ended June 30, 2025 from $13.4 million for the six months ended June 30, 2024. The increase in revenue from New Business Royalty Fees during each of the three and six months ended June 30, 2025 was primarily attributable to an increase in franchise productivity and rising premium rates.
Revenue from Initial Franchise Fees decreased by $0.4 million, or 24%, to $1.2 million for the three months ended June 30, 2025 from $1.6 million for the three months ended June 30, 2024. Revenue from Initial Franchise Fees decreased by $1.3 million, or 33%, to $2.6 million for the six months ended June 30, 2025 from $3.9 million for the six months ended June 30, 2024. The decrease in Revenue from Initial Franchise Fees during each of the three and six months ended June 30, 2025 was primarily attributable to lower turnover of franchises during the period, which avoids accelerated recognition of Initial Franchise Fees for terminated franchises.
Interest income
Interest income decreased by $0.1 million, or 27%, to $0.2 million for the three months ended June 30, 2025 from $0.2 million for the three months ended June 30, 2024. Interest income decreased by $0.1 million, or 26%, to $0.4 million for the six months ended June 30, 2025 from $0.5 million for the six months ended June 30, 2024. The decrease in interest income during each of the three and six months ended June 30, 2025 was primarily attributable to fewer franchises operating under the payment plan option during the period.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $7.8 million, or 18%, to $50.4 million for the three months ended June 30, 2025 from $42.6 million for the three months ended June 30, 2024. Employee compensation and benefits expenses increased by $14.0 million, or 17%, to $98.7 million for the six months ended June 30, 2025 from $84.7 million for the six months ended June 30, 2024. The increase in employee compensation during each of the three and six months ended June 30, 2025 was primarily related to investments in corporate producers and our service and technology functions.

General and administrative expenses
General and administrative expenses increased by $7.8 million, or 46%, to $24.6 million for the three months ended June 30, 2025 from $16.9 million for the three months ended June 30, 2024. The increase was primarily attributable to $4.7 million of asset impairment charges during the period and increased spending on technologies. General and administrative expenses increased by $8.2 million, or 24%, to $42.2 million for the six months ended June 30, 2025 from $34.0 million for the six months ended June 30, 2024. This increase in general and administrative expenses during each of the three and six months ended June 30, 2025 was primarily attributable to an increase of $4.3 million in asset impairment charges and increased spending on technologies and professional services.
Bad debts
Bad debts decreased by $0.1 million, or 16%, to $0.6 million for the three months ended June 30, 2025 from $0.7 million for the three months ended June 30, 2024. Bad debts decreased by $0.8 million, or 46%, to $1.0 million for the six months ended June 30, 2025 from $1.8 million for the six months ended June 30, 2024. The decrease during each of the three and six months ended June 30, 2025 was primarily attributable to lower turnover of franchises during the periods.
Depreciation and amortization
Depreciation and amortization increased by $0.2 million, or 6%, to $2.8 million for the three months ended June 30, 2025 from $2.6 million for the three months ended June 30, 2024. Depreciation and amortization increased by $0.3 million, or 5%, to $5.5 million for the six months ended June 30, 2025 from $5.2 million for the six months ended June 30, 2024. This increase during each of the three and six months ended June 30, 2025 was primarily attributable to increased spending on software development since June 30, 2024.
Interest expense
Interest expense increased by $4.3 million for the three months ended June 30, 2025, to $6.3 million from $2.0 million for the three months ended June 30, 2024. Interest expense increased $8.7 million to $12.1 million for the six months ended June 30, 2025 from $3.5 million for the six months ended June 30, 2024. The primary driver of the increase during each of the three and six months ended June 30, 2025 was an increase in total borrowings outstanding during the periods.
Other income (expense)
Other income (expense) consists of remeasurements of our TRA liability, interest earned on cash balances, and loss on debt extinguishment. Other income (expense) increased by $0.4 million for the three months ended June 30, 2025 as a result of interest income generated by cash held in interest-bearing checking accounts. Other income (expense) increased by $7.3 million for the six months ended June 30, 2025 primarily due to remeasurements of our TRA liability during the six months ended June 30, 2024 due to increases in our effective tax rate as we identified additional state filing requirements.
Tax expense (benefit)
Tax expense (benefit) decreased by $1.1 million for the three months ended June 30, 2025, to a tax expense of $1.9 million from a tax expense $3.0 million for the three months ended June 30, 2024. The decrease in tax expense was primarily attributable to a decrease in pre-tax income and increases in tax benefits related to the exercise of stock options. Tax expense (benefit) increased by $5.8 million for the six months ended June 30, 2025 to an expense of $0.2 million from a benefit of $5.6 million for the six months ended June 30, 2024. The increase in tax expense (benefit) was primarily attributable to remeasurements of our deferred tax asset during the six months ended June 30, 2024 due to increases in our effective tax rate as we identified additional state filing requirements.

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
The following tables show Total Written Premium placed by corporate agents and franchisees for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended June 30,		% Change
	2025	2024
Corporate sales Total Written Premium	$217,147	$205,788	6%
Franchise sales Total Written Premium	958,762	793,087	21%
Total Written Premium	$1,175,909	$998,875	18%

	Six Months Ended June 30,		% Change
	2025	2024
Corporate sales Total Written Premium	$393,753	$374,288	5%
Franchise sales Total Written Premium	1,782,388	1,443,372	23%
Total Written Premium	$2,176,141	$1,817,660	20%
Policies in Force
Policies in Force means, as of any reported date, the total count of current (non-cancelled) policies placed by Goosehead with its portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of June 30, 2025, we had 1.8 million Policies in Force compared to 1.7 million as of December 31, 2024 and 1.6 million as of June 30, 2024, representing a 7% and a 13% increase, respectively.
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
NPS has decreased to 84 as of June 30, 2025, compared to 91 as of June 30, 2024.
Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention of 84% at June 30, 2025 remained steady when compared to 84% at December 31, 2024, and 84% at June 30, 2024 despite premium rate increases, supported by our service team’s continued focus on delivering highly differentiated service levels. For the trailing twelve months ended June 30, 2025, we retained 95% of the premiums we distributed in the trailing twelve months ended June 30, 2024, which decreased from the 98% premium retention at December 31, 2024. The decline in premium retention is primarily attributable to a moderating premium rate increases combined with stable client retention. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.

New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees from franchises relating to policies in their first term.
For the three months ended June 30, 2025, New Business Revenue grew 14% to $18.3 million, from $16.0 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, New Business Revenue grew 11% to $33.2 million, from $29.8 million for the six months ended June 30, 2024. Growth in New Business Revenue during each of the three and six months ended June 30, 2025 was primarily driven by an increase in the number of Corporate sales agents, growth in Franchise productivity, and rising premium rates.
Any diminished capacity of Carriers to place new business (including as a result of the recent wildfires in Southern California, hurricanes in Florida, and floods in Texas) could slow the growth of our New Business Revenue in the future.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees from franchises received after the first term of a policy.
For the three months ended June 30, 2025, Renewal Revenue grew 19% to $68.5 million, from $57.4 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, Renewal Revenue grew 20% to $122.7 million, from $102.4 million for the six months ended June 30, 2024. Growth in Renewal Revenue during each of the three and six months ended June 30, 2025 was driven by the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods, an increase in the number of policies in the renewal term assisted by Client Retention of 84% at June 30, 2025, and rising premium rates.
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
Core Revenue increased by $13.4 million, or 18%, to $86.8 million for the three months ended June 30, 2025 from $73.4 million for the three months ended June 30, 2024. Core Revenue increased by $23.7 million, or 18%, to $155.9 million for the six months ended June 30, 2025 from $132.2 million for the six months ended June 30, 2024. The primary drivers of the increase during each of the three and six months ended June 30, 2025 was an increase in policies in their renewal term, assisted by Client Retention of 84%; more new policies written driven by an increase in the number of Corporate sales agents and Franchise productivity; rising premium rates; and the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.

Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $0.4 million, or 24%, to $1.4 million for the three months ended June 30, 2025 from $1.9 million for the three months ended June 30, 2024. The primary driver of the decrease was a decrease in total franchises. Cost Recovery Revenue decreased by $1.4 million, or 32%, to $3.0 million for the six months ended June 30, 2025 from $4.4 million for the six months ended June 30, 2024. The primary driver was a decrease in terminations of franchises, resulting in less acceleration of initial franchise fee revenue.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $3.0 million to $5.8 million for the three months ended June 30, 2025 from $2.8 million for the three months ended June 30, 2024. Ancillary Revenue increased by $4.8 million to $10.7 million for the six months ended June 30, 2025 from $5.9 million for the six months ended June 30, 2024. The increase during each of the three and six months ended June 30, 2025 was primarily attributable to an increase in Total Written Premium and receiving and qualifying for additional Contingent Commissions.
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
Adjusted EBITDA increased by $4.5 million, or 18%, to $29.2 million for the three months ended June 30, 2025 from $24.7 million for the three months ended June 30, 2024. Adjusted EBITDA increased by $8.3 million, or 23%, to $44.7 million for the six months ended June 30, 2025 from $36.4 million for the six months ended June 30, 2024. The primary driver of the increase in Adjusted EBITDA during each of the three and six months ended June 30, 2025 was growth in total revenue including the recognition of $4 million of revenue due to the release of a constraint on certain variable consideration related to policies placed and made effective in previous periods. The increase in total revenue during each of the three and six months ended June 30, 2025 was partially offset by an increase in employee compensation and benefits excluding equity-based compensation.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended June 30, 2025, Adjusted EBITDA Margin was 31% compared to 32% for the three months ended June 30, 2024 as a result of employee compensation benefits excluding equity-based compensation growing at a faster rate than total revenue. For the six months ended June 30, 2025, Adjusted EBITDA Margin of 26% was unchanged when compared to 26% for the six months ended June 30, 2024.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.

GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Revenues	$94,027	$78,088	$169,611	$142,548

Core Revenue:
Renewal Commissions(1)	$23,119	$20,591	$40,071	$36,552
Renewal Royalty Fees(2)	45,381	36,828	82,625	65,881
New Business Commissions(1)	7,559	6,682	13,314	12,363
New Business Royalty Fees(2)	7,820	7,169	14,749	13,402
Agency Fees(1)	2,906	2,137	5,146	4,048
Total Core Revenue	86,785	73,407	155,905	132,246
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,247	1,631	2,589	3,875
Interest Income	179	244	368	494
Total Cost Recovery Revenue	1,426	1,875	2,957	4,369
Ancillary Revenue:
Contingent Commissions(1)	4,492	2,209	8,968	4,877
Other Franchise Revenues(2)	1,324	598	1,781	1,055
Total Ancillary Revenue	5,816	2,807	10,749	5,933
Total Revenues	$94,027	$78,088	$169,611	$142,548
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$8,283	$10,875	$10,929	$12,684
Interest expense	6,303	1,982	12,126	3,469
Depreciation and amortization	2,782	2,632	5,452	5,200
Tax benefit	1,889	2,981	202	(5,587)
Equity-based compensation	6,016	6,632	12,253	13,989
Impairment expense	4,694	—	4,694	347
Other (income) expense	(815)	(441)	(983)	6,286
Adjusted EBITDA	$29,152	$24,661	$44,672	$36,388
Adjusted EBITDA Margin(1)	31%	32%	26%	26%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($29,152/$94,027) and ($24,661/$78,088) for the three months ended June 30, 2025 and 2024, respectively. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($44,672/$169,611), and ($36,388/$142,548) for the six months ended June 30, 2025 and 2024, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS. Note that totals may not sum due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per share - basic (GAAP)	$0.20	$0.25	$0.30	$0.32
Add: equity-based compensation(1)	0.16	0.18	0.33	0.37
Add: impairment expense(2)	0.13	—	0.13	0.01
Adjusted EPS (non-GAAP)	$0.49	$0.43	$0.76	$0.70
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$6.0 million/(25.2 million + 12.3 million)] for the three months ended June 30, 2025 and [$6.6 million/ (24.7 million + 12.8 million)] for the three months ended June 30, 2024. Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$12.3 million/(25.0 million + 12.5 million)] for the six months ended June 30, 2025 and [$14.0 million/ (24.9 million + 12.8 million)] for the six months ended June 30, 2024.
(2) Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$4.7 million/(25.2 million + 12.3 million)] for the three months ended June 30, 2025 and [$4.7 million/(25.0 million + 12.5 million)] for the six months ended June 30, 2025. Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$0.3 million/(24.9 million + 12.8 million)] for the six months ended June 30, 2024. No impairment was recorded for the three months ended June 30, 2024.
Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Commissions, Renewal Commissions, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of June 30, 2025, our cash and cash equivalents balance was $92.4 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends, share repurchases, and distributions to our owners.
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
Subsequent to the six months ended June 30, 2025, on July 9, 2025, the Company entered into Amendment No. 1 to the 2025 Credit Agreement in order to refinance the outstanding balance of the 2025 Initial Term Loan with a new term loan facility (the "Term B-1 Facility"). The amendment reduced the applicable interest rate on our term loan borrowings under the facility by 0.50% to a rate of Term SOFR plus 3.00%.
See "Note 8. Debt" in the condensed consolidated financial statements included herein for additional discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$44,397	$30,942	$13,455
Net cash used for investing activities	(8,368)	(5,822)	(2,546)
Net cash provided by (used for) financing activities	1,620	(42,882)	44,502
Net increase (decrease) in cash and cash equivalents	37,649	(17,762)	55,411
Cash and cash equivalents, and restricted cash, beginning of period	57,973	44,047	13,926
Cash and cash equivalents, and restricted cash, end of period	$95,622	$26,285	$69,337
Operating activities
Net cash provided by operating activities was $44.4 million for the six months ended June 30, 2025 as compared to net cash provided by operating activities of $30.9 million for the six months ended June 30, 2024. This increase in net cash provided by operating activities was primarily attributable a $16.9 million increase related to cash received for commissions and agency fees received and a $6.4 million increase related to changes in contract liabilities, offset by a $10.8 million decrease related to prepaid expenses.
Investing activities
Net cash used for investing activities was $8.4 million for the six months ended June 30, 2025, compared to net cash used for investing activities of $5.8 million for the six months ended June 30, 2024. This increase was primarily driven by a $1.9 million increase in purchases of property and equipment.
Financing activities
Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2025 as compared to net cash used for financing activities of $42.9 million for the six months ended June 30, 2024. This increase in net cash provided by (used for) financing activities was primarily driven by issuance of a $300 million term loan which was used to repay our previous term loan of $93.8 million and fund a special distribution and dividend of $206.9 million, and a $62.7 million decrease in cash used for share repurchases.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of June 30, 2025, aggregated by type (in thousands):

	Contractual obligations, commitments and contingencies
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$72,350	$11,512	$23,662	$19,754	$17,422
Debt obligations payable(2)	299,250	3,000	6,000	6,000	284,250
Interest expense(3)(4)	152,703	23,297	45,890	44,952	38,564
Liabilities under the tax receivable agreement(5)	171,802	6,993	45,512	22,002	97,295
Total	$696,105	$44,802	$121,064	$92,708	$437,531

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.5 million and $2.0 million for the three months ended June 30, 2025 and 2024 and $3.4 million and $3.8 million for the six months ended June 30, 2025 and 2024.
(2)The Company entered into a new credit agreement on January 8, 2025 for an aggregate $300 million in term loans, which were used to pay off the existing term loan, and a new revolving credit facility of $75 million, of which nothing was drawn as of June 30, 2025. See "Note 8. Debt" under Part I, Item 1 of this Form 10-Q.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of June 30, 2025.
(4)On July 9, 2025, the Company entered into an amendment to our current facility which reduced the applicable interest rate on our term loan borrowings by 0.50% to a rate of Term SOFR plus 3.00%. See "Note 8. Debt" in the condensed consolidated financial statements.
(5)See "Item 2. Management's discussion and analysis of financial condition and results of operation - Tax receivable agreement."

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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
The information required by this Item is incorporated by reference to "Part I, Item I, Note 15. Litigation" in the condensed consolidated financial statements included herein.
Item 1A. Risk Factors
Other than as described in the Company's Form 10-Q for the quarter ended March 31, 2025, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Subject to the terms of the amended and restated Goosehead Financial, LLC Agreement, each LLC Unit is redeemable (along with the cancellation of the corresponding share of Class B common stock) for one share of Class A common stock.
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended June 30, 2025 was as follows (in thousands, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	6	$94.51	6	$99,471
May 1, 2024 - May 31, 2024	—	$—	—	$99,471
June 1, 2024 - June 30, 2024	—	$—	—	$99,471
Total	6		6
(1) On April 23, 2025, our board of directors approved a new share repurchase program with authorization to purchase up to $100 million of our Class A common stock through May 1, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

There were no adoptions, modifications, or terminations by any of our directors or officers of any contract, instruction, or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements requiring disclosure pursuant to Item 408(a) during the second quarter of fiscal 2025, except as follows:

On April 29, 2025, the Company's Chief Executive Officer and director, Mark K. Miller, adopted a Rule 10b5-1 trading arrangement (the "10b5-1 Plan"). The 10b5-1 Plan provides for the potential sale of up to 60,000 shares of Company common stock issuable upon the exercise of options and terminates on May 1, 2026, or such earlier date upon which all transactions are completed or expire without execution.

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

GOOSEHEAD INSURANCE, INC.

Date:	July 23, 2025	By:	/s/ Mark K. Miller
Mark K. Miller
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 23, 2025	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)