Form 10-Q
period 2025-09-30
Goosehead Insurance, Inc.
filed 2025-10-23
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 20, 2025, there were 24,908,881 shares of Class A common stock outstanding and 11,935,389 shares of Class B common stock outstanding.

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
•The Offering: The initial public offering completed by Goosehead Insurance, Inc. on May 1, 2018.
•Total Written Premium: For any reported period., the total amount of current (non-cancelled) gross premium that is placed by Goosehead with its portfolio of Carriers.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Commissions and agency fees	$34,454	$30,942	$101,953	$88,782
Franchise revenues	55,819	46,862	157,563	131,076
Interest income	162	231	530	725
Total revenues	90,435	78,035	260,046	220,583
Operating Expenses:
Employee compensation and benefits	48,725	43,217	147,447	127,898
General and administrative expenses	17,109	15,201	59,316	49,236
Bad debts	501	565	1,457	2,345
Depreciation and amortization	2,823	2,614	8,275	7,814
Total operating expenses	69,158	61,597	216,495	187,293
Income from operations	21,277	16,438	43,551	33,290
Other Income:
Interest expense	(5,974)	(2,060)	(18,100)	(5,529)
Other income (expense)	(209)	544	774	(5,742)
Income before taxes	15,094	14,922	26,225	22,019
Tax expense (benefit)	2,404	2,315	2,606	(3,272)
Net income	12,690	12,607	23,619	25,291
Less: net income attributable to noncontrolling interests	4,782	5,048	8,219	9,720
Net income attributable to Goosehead Insurance, Inc.	$7,908	$7,559	$15,400	$15,571
Earnings per share:
Basic	$0.31	$0.31	$0.61	$0.63
Diluted	$0.29	$0.29	$0.56	$0.58
Weighted average shares of Class A common stock outstanding
Basic	25,149	24,293	25,053	24,689
Diluted	38,014	37,942	38,365	38,269

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$51,587	$54,280
Restricted cash	2,933	3,693
Commissions and agency fees receivable, net	12,310	31,375
Receivable from franchisees, net	11,977	11,077
Prepaid expenses	14,276	8,139
Total current assets	93,083	108,564
Receivable from franchisees, net of current portion	3,078	3,469
Property and equipment, net of accumulated depreciation	21,868	24,101
Right-of-use asset	32,521	37,420
Intangible assets, net of accumulated amortization	34,373	25,075
Deferred income taxes, net	212,632	193,478
Other assets	6,041	5,546
Total assets	$403,596	$397,653
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$25,045	$22,891
Premiums payable	2,933	3,693
Lease liability	6,659	6,535
Contract liabilities	3,401	3,275
Note payable	2,993	10,063
Liabilities under tax receivable agreement	7,117	—
Total current liabilities	48,148	46,457
Lease liability, net of current portion	50,992	54,536
Note payable, net of current portion	290,004	82,251
Contract liabilities, net of current portion	14,084	15,191
Liabilities under tax receivable agreement, net of current portion	171,088	160,142
Total liabilities	574,316	358,577
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 24,967 shares issued and outstanding as of September 30, 2025, 24,668 shares issued and outstanding as of December 31, 2024	250	247
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 11,935 issued and outstanding as of September 30, 2025, 12,620 shares issued and outstanding as of December 31, 2024	119	126
Additional paid-in capital	40,440	58,917
Accumulated deficit	(145,787)	(15,401)
Total stockholders' equity	(104,978)	43,889
Noncontrolling interests	(65,742)	(4,813)
Total equity	(170,720)	39,076
Total liabilities and equity	$403,596	$397,653

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2025	24,668	12,620	$247	$126	$58,917	$(15,401)	$43,889	$(4,813)	$39,076
Dividends declared	—	—	—	—	—	(145,786)	(145,786)	—	(145,786)
Distributions	—	—	—	—	—	—	—	(59,232)	(59,232)
Net income	—	—	—	—	—	2,342	2,342	304	2,646
Exercise of stock options	241	—	3	—	6,588	—	6,591	3,936	10,527
Equity-based compensation	—	—	—	—	4,136	—	4,136	2,100	6,236
Activity under employee stock purchase plan	1	—	—	—	70	—	70	37	107
Redemption of LLC Units	145	(145)	1	(1)	(697)	—	(697)	697	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	911	—	911	—	911
Balance March 31, 2025	25,055	12,475	$251	$125	$69,925	$(158,845)	$(88,544)	$(56,971)	$(145,515)
Distributions	—	—	—	—	—	—	—	(1,886)	(1,886)
Share Repurchases	(6)	—	—	—	(344)	—	(344)	(185)	(529)
Net income	—	—	—	—	—	5,150	5,150	3,133	8,283
Exercise of stock options	33	—	—	—	946	—	946	538	1,484
Equity-based compensation	—	—	—	—	4,041	—	4,041	1,976	6,017
Activity under employee stock purchase plan	1	—	—	—	71	—	71	37	108
Redemption of LLC Units	268	(268)	3	(3)	(1,353)	—	(1,353)	1,353	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	1,444	—	1,444	—	1,444
Balance June 30, 2025	25,351	12,207	$254	$122	$74,730	$(153,695)	$(78,589)	$(52,005)	$(130,594)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance June 30, 2025	25,351	12,207	$254	$122	$74,730	$(153,695)	$(78,589)	$(52,005)	$(130,594)
Dividends declared	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(2,094)	(2,094)
Share Repurchases	(685)	—	(7)	—	(38,355)	—	(38,362)	(20,314)	(58,676)
Net income	—	—	—	—	—	7,908	7,908	4,782	12,690
Exercise of stock options	28	—	—	—	808	—	808	469	1,277
Equity-based compensation	—	—	—	—	3,777	—	3,777	1,810	5,587
Activity under employee stock purchase plan	1	—	—	—	62	—	62	33	95
Redemption of LLC Units	272	(272)	3	(3)	(1,577)	—	(1,577)	1,577	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	995	—	995	—	995
Balance September 30, 2025	24,967	11,935	$250	$119	$40,440	$(145,787)	$(104,978)	$(65,742)	$(170,720)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A Common stock	Class B Common Stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2024	24,966	12,954	$250	$130	$73,413	$(45,827)	$27,966	$(11,180)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,212	—	1,213	650	1,863
Equity-based compensation	—	—	—	—	4,864	—	4,864	2,493	7,357
Activity under employee stock purchase plan	2	—	—	—	96	—	96	50	146
Redemption of LLC Units	196	(196)	2	(2)	(169)	—	(169)	169	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	322	—	322	—	322
Balance March 31, 2024	25,230	12,758	$252	$128	$79,738	$(44,013)	$36,106	$(7,865)	$28,240
Distributions	—	—	—	—	—	—	—	(2,346)	(2,346)
Share repurchases	(1,045)	—	(10)	—	(41,569)	—	(41,579)	(22,054)	(63,633)
Net income	—	—	—	—	—	6,198	6,198	4,677	10,875
Exercise of stock options	7	—	—	—	159	—	159	86	245
Equity-based compensation	—	—	—	—	4,373	—	4,373	2,259	6,632
Activity under employee stock purchase plan	2	—	—	—	82	—	82	46	128
Redemption of LLC Units	10	(10)	—	—	(35)	—	(35)	35	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	126	—	126	—	126
Balance June 30, 2024	24,205	12,748	$242	$127	$42,874	$(37,815)	$5,430	$(25,162)	$(19,733)
Dividends declared	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(2,084)	(2,084)
Share repurchases	—	—	—	—	81	—	81	42	123
Net income	—	—	—	—	—	7,559	7,559	5,048	12,607
Exercise of stock options	138	—	1	—	2,536	—	2,537	1,466	4,003
Equity-based compensation	—	—	—	—	4,654	—	4,654	2,439	7,093
Activity under employee stock purchase plan	1	—	—	—	66	—	66	36	102
Redemption of LLC Units	26	(26)	—	—	(49)	—	(49)	49	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	135	—	135	—	135
Balance September 30, 2024	24,369	12,722	$244	$127	$50,297	$(30,256)	$20,413	$(18,166)	$2,245

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$23,619	$25,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,329	8,149
Loss on disposal of fixed assets	5	—
Loss on debt extinguishment	804	—
Impairment expense	4,694	347
Bad debt expense	1,457	2,345
Equity-based compensation	17,840	21,082
Impacts of tax receivable agreement	157	11,394
Deferred income taxes	2,102	(8,576)
Noncash lease activity	(2,342)	(2,715)
Cloud computing arrangement implementation costs	(513)	(684)
Changes in operating assets and liabilities:
Receivable from franchisees	(835)	3,558
Commissions and agency fees receivable	18,085	2,139
Prepaid expenses	(6,136)	2,188
Other assets	1,005	317
Accounts payable and accrued expenses	315	2,260
Contract liabilities	(981)	(8,052)
Net cash provided by operating activities	68,605	59,043
Cash flows from investing activities:
Issuance of notes receivable to franchisees	(75)	(300)
Proceeds from notes receivable to franchisees	229	44
Capitalized software development costs	(9,405)	(8,465)
Cash consideration paid for asset acquisitions	(2,782)	—
Purchase of property and equipment	(2,794)	(557)
Net cash used for investing activities	(14,827)	(9,278)
Cash flows from financing activities:
Customer premiums, net	(1,064)	86
Debt issuance costs	(7,944)	(621)
Repayment of note payable	(100,952)	(6,906)
Proceeds from notes payable	306,374	25,000
Proceeds from the issuance of Class A common stock	13,599	6,398
Repurchases of Class A common stock	(58,245)	(63,184)
Member distributions and dividends	(208,999)	(4,473)
Net cash used for financing activities	(57,231)	(43,700)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(3,453)	6,065
Cash and cash equivalents, and restricted cash, beginning of period	57,973	44,047
Cash and cash equivalents, and restricted cash, end of period	$54,520	$50,112

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow data:
Cash paid during the period for interest	$16,068	$5,186
Cash paid for income taxes	939	860
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
The Company had 13 and 13 corporate-owned locations in operation at September 30, 2025 and 2024, respectively. Franchisees are provided access to Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended September 30, 2025 and 2024, the Company onboarded 34 and 30 franchise locations, respectively, and had 1,068 and 1,116 operating franchise locations as of September 30, 2025 and 2024, respectively. No franchises were purchased during the three and nine months ended September 30, 2025 and 2024.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the three and nine months ended September 30, 2025 and 2024. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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
Cash and Cash Equivalents, and Restricted Cash
The Company holds premiums received from the insured, but not yet remitted to the Carrier, in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $2.9 million and $2.6 million as of September 30, 2025 and 2024, respectively.
The following is a reconciliation of our cash and cash equivalents and restricted cash balances as presented in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$51,587	$47,544
Restricted cash	2,933	2,568
Cash and cash equivalents, and restricted cash	$54,520	$50,112

The Company earns interest on its cash balance that is held in interest-bearing checking accounts. During the three and nine months ended September 30, 2025, the Company recognized $0.7 million and $2.5 million in interest income within Other income (expense) in the Condensed Consolidated Statements of Operations. $0.5 million and $1.0 million interest income was recognized during the three and nine months ended September 30, 2024. As of September 30, 2025, the Company did not have any cash equivalents.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses—(Topic 326)—Measurement of Credit Losses for Account Receivable and Contract Assets. The amendments provide for a practical expedient that an entity may assume that conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2025, and should be applied prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Targeted Improvements to the Accounting for Internal-Use Software. The amendments improve the accounting for costs related to internal-use software. The new guidance eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. Upon adoption, the guidance may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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
Performance obligations satisfied in previous periods
During the nine months ended September 30, 2025, the Company recognized $3 million in Commissions and agency fees and $1 million in Franchise Revenues due to the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$19,671	$20,215	$59,742	$56,767
New Business Commissions	7,527	6,249	20,840	18,612
Agency Fees	2,714	1,989	7,861	6,036
Contingent Commissions	4,542	2,490	13,510	7,367
Franchise revenues
Renewal Royalty Fees	45,687	38,070	128,312	103,951
New Business Royalty Fees	8,275	6,994	23,024	20,396
Initial Franchise Fees	1,380	1,413	3,969	5,288
Other Franchise Revenues	477	385	2,258	1,440
Interest Income	162	231	530	725
Total Revenues	$90,435	$78,035	$260,046	$220,583

Timing of revenue recognition:
Transferred at a point in time	$29,912	$28,453	$88,443	$81,415
Transferred over time	60,523	49,582	171,603	139,168
Total Revenues	$90,435	$78,035	$260,046	$220,583

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	September 30, 2025	December 31, 2024	Increase/(decrease)
Cost to obtain franchise contracts(1)	$1,868	$1,967	$(99)
Commissions and agency fees receivable, net	12,310	31,375	(19,065)
Receivable from franchisees(2)	15,055	14,546	509
Contract liabilities(2)(3)	17,485	18,466	(981)
(1) Cost to obtain franchise contracts is included in Other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the Condensed Consolidated Balance Sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended September 30, 2025 was included in the contract liabilities balance as of December 31, 2024.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2024	$18,466
Revenue recognized during the period	(3,969)
New deferrals(1)	3,292
Write offs(2)	(304)
Contract liabilities at September 30, 2025	$17,485
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement.
(2) Franchise Fees, net of recognized revenue, no longer deferred due to the termination of the Franchise Agreement.

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Franchise fees receivable(1)	$5,293	$6,263
Less: Unamortized discount(1)	(1,130)	(1,671)
Less: Allowance for uncollectible franchise fees(1)	(35)	(35)
Net franchise fees receivable(1)	$4,128	$4,557
(1) Includes both the current and long term portion of this balance.
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2024	$35
Charges to bad debts	129
Write offs	(129)
Balance at September 30, 2025	$35

Balance at December 31, 2023	$223
Charges to bad debts	402
Write offs	(587)
Balance at September 30, 2024	$38

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2024	$363
Charges to bad debts	979
Write offs	(883)
Balance at September 30, 2025	$459

Balance at December 31, 2023	$508
Charges to bad debts	1,165
Write offs	(1,318)
Balance at September 30, 2024	$355

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Furniture & fixtures	$11,422	$10,369
Computer equipment	6,164	5,443
Network equipment	563	481
Phone system	220	227
Leasehold improvements	36,757	35,288
Total	55,126	51,808
Less accumulated depreciation	(33,258)	(27,707)
Property and equipment, net	$21,868	$24,101
Depreciation expense was $5.1 million and $5.5 million for nine months ended September 30, 2025 and 2024, respectively.

7. Intangible assets
Intangible assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer software & web domain	$34,145	$24,475
Books of business	9,677	6,895
Total	43,822	31,369
Less: accumulated amortization	(9,449)	(6,294)
Intangible assets, net	$34,373	$25,075
Amortization expense was $3.2 million and $2.3 million for nine months ended September 30, 2025 and 2024, respectively.
8. Debt
On July 21, 2021, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement") to refinance its $25 million revolving credit facility and $80 million term note payable to a $50 million revolving credit facility and $100 million term note payable in order to obtain a more favorable interest rate on the outstanding debt. The revolving credit facility and term note were collateralized by substantially all the Company’s assets, which includes rights to future commissions and royalties.
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
On January 8, 2025, the Company entered into a credit agreement (the "2025 Credit Agreement") providing for an aggregate $300 million term notes payable (the "2025 Initial Term Loan") and $75 million revolving credit facility (the "2025 Revolving Credit Facility"). The 2025 Initial Term Loan matures on January 8, 2032 and the 2025 Revolving

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Credit Facility matures on January 8, 2030. The 2025 Credit Agreement replaced the Second Amended and Restated Credit Agreement, which was repaid with the proceeds of the 2025 Initial Term Loan and terminated.
The Company recorded $6.8 million of debt issuance costs and original issue discount related to the 2025 Initial Term Loan within Notes Payable and $1.8 million of debt issuance costs related to the 2025 Revolving Credit Facility within Other Assets in the condensed consolidated balance sheets.
On July 9, 2025, the Company entered into Amendment No. 1 to the 2025 Credit Agreement in order to refinance the outstanding balance of the 2025 Initial Term Loan with a new term loan facility (the "Term B-1 Facility"). The amendment reduced the applicable interest rate on our term loan borrowings under the facility by 0.50% to a rate of Term SOFR plus 3.00%. The Term B-1 Loan is payable in quarterly installments of $0.7 million, with a balloon payment of $280.5 million on January 8, 2032. The 2025 Credit Agreement is secured by all property owned, leased or operated by the Company except for certain excluded assets.
As of September 30, 2025, the Company had nothing drawn against the revolving credit facility and had $75.0 million available to draw.
The Term B-1 Loan bears interest at a rate of Term SOFR plus 3.00%. The 2025 Revolving Credit Facility bears interest at Term SOFR plus a spread based on leverage ratio tiers as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
≥ 1.50x	SOFR + 200 bps
≥ 2.50x	SOFR + 225 bps
≥ 3.50x	SOFR + 250 bps

Maturities of the term note payable for the next five years are as follows (in thousands):

Amount
2025	$748
2026	2,993
2027	2,993
2028	2,993
2029	2,993
Thereafter	286,530
Total	$299,250

The 2025 Credit Agreement contains certain affirmative and negative covenants. Under these covenants, the Company is limited in the amount of additional debt incurred and distributions payable. The Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the 2025 Credit Agreement, is 5x. Additionally, the 2025 Credit Agreement contains certain change of control provisions that, if breached, would trigger a default. As of September 30, 2025, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balance at September 30, 2025 and December 31, 2024, approximates fair value using Level 2 inputs, described below.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Income tax expense (benefit)
Tax expense from income taxes was $2.4 million for the three months ended September 30, 2025 compared to tax expense of $2.3 million for the three months ended September 30, 2024. The effective tax rate was 16% for the three months ended September 30, 2025 compared to 16% for the three months ended September 30, 2024. Tax expense was $2.6 million for the nine months ended September 30, 2025 compared to tax benefit of $3.3 million for the nine months ended September 30, 2024. The effective tax rate was 10% for the nine months ended September 30, 2025 and (15)% for the nine months ended September 30, 2024. The change in tax expense/benefit and effective tax rate were primarily due to changes in state apportionment and related state filing requirements for the nine months ended September 30, 2024.
Deferred taxes
Deferred tax assets at September 30, 2025 were $212.6 million compared to $193.5 million at December 31, 2024. The primary contributing factors to the increase in deferred tax assets were additional redemptions of LLC Units of GF for shares of Class A common stock of GSHD during the nine months ended September 30, 2025.
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
During the three and nine months ended September 30, 2025, an aggregate of 271,725 and 684,558 LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with these redemptions, GSHD received 271,725 and 684,558 LLC Units, which resulted in an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income. As of September 30, 2025, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
agreement was $178.2 million, of which $7.1 million was current and included in Liabilities under tax receivable agreement within Current liabilities on the Condensed Consolidated Balance Sheets. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments. Additionally, during the nine months ended September 30, 2024, the Company's effective tax rate increased due to changes in state apportionment and related state filing requirements. This resulted in a remeasurement of its TRA liability of $6.7 million, which has been reported in "Other income (expense)" on the Condensed Consolidated Statements of Operations.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of September 30, 2025.
The One Big Beautiful Bill Act of 2025
On July 4, 2025, United States Congress passed budget reconciliation bill H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions. The OBBBA did not have a material impact on our condensed consolidated financial statements during the current period. We will continue to evaluate the impact of the legislative changes on future periods as additional guidance becomes available.

10. Stockholders' Equity
Class A Common Stock
GSHD has a total of 24,967 thousand shares of its Class A common stock outstanding at September 30, 2025. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 11,935 thousand shares of its Class B common stock outstanding at September 30, 2025. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.
Correction of Prior Period Balances
Subsequent to the issuance of the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2024, the Company determined that it did not properly apply the guidance under ASC 810-10-45-23 in determining the allocation of activity related to the exercise of stock options, equity-based compensation, activity under employee stock purchase plan, and redemption of LLC Units. The Company also identified an error in the recording of deferred tax adjustments related to the Tax Receivable Agreement. The net impact of these misstatements was an overstatement of additional paid-in capital, an understatement of accumulated deficit, and an understatement of noncontrolling interest for all periods presented. As a result, the Company restated the prior period financial statements to correct the errors. Additionally, the Company has changed the condensed consolidated statement of stockholders' equity presentation to reflect the reallocation of noncontrolling interest within the specific line items resulting in reallocation instead of as a separate line item.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
As Previously Reported

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2024	24,966	12,954	$250	$130	$103,228	$(47,056)	$56,552	$(39,766)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,862	—	1,863	—	1,863
Equity-based compensation	—	—	—	—	7,357	—	7,357	—	7,357
Activity under employee stock purchase plan	2	—	—	—	146	—	146	—	146
Redemption of LLC Units	196	(196)	2	(2)	(605)	—	(605)	605	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	439	—	439	(117)	322
Reallocation of noncontrolling interest	—	—	—	—	—	(217)	(217)	217	—
Balance March 31, 2024	25,230	12,758	252	128	112,428	(45,459)	67,349	(39,109)	28,240
Distributions	—	—	—	—	—	—	—	(2,346)	(2,346)
Share repurchases	(1,045)	—	(10)	—	(41,953)	—	(41,963)	(21,670)	(63,633)
Net income	—	—	—	—	—	6,198	6,198	4,677	10,875
Exercise of stock options	7	—	—	—	245	—	245	—	245
Equity-based compensation	—	—	—	—	6,632	—	6,632	—	6,632
Activity under employee stock purchase plan	2	—	—	—	128	—	128	—	128
Redemption of LLC Units	10	(10)	—	—	(29)	—	(29)	29	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	295	—	295	(170)	126
Reallocation of noncontrolling interest	—	—	—	—	—	912	912	(912)	—
Balance June 30, 2024	24,205	12,748	$242	$127	$77,748	$(38,349)	$39,768	$(59,501)	$(19,733)

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance June 30, 2024	24,205	12,748	$242	$127	$77,748	$(38,349)	$39,768	$(59,501)	$(19,733)
Distributions	—	—	—	—	—	—	—	(2,084)	(2,084)
Share repurchases	—	—	—	—	81	—	81	42	123
Net income	—	—	—	—	—	7,559	7,559	5,048	12,607
Exercise of stock options	138	—	1	—	4,001	—	4,003	—	4,003
Equity-based compensation	—	—	—	—	7,093	—	7,093	—	7,093
Activity under employee stock purchase plan	1	—	—	—	102	—	102	—	102
Redemption of LLC Units	26	(26)	—	—	(114)	—	(114)	114	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	95	—	95	40	135
Reallocation of noncontrolling interest	—	—	—	—	—	(239)	(239)	239	—
Balance September 30, 2024	24,369	12,722	$244	$127	$89,005	$(31,029)	$58,347	$(56,102)	$2,245
Adjustments

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2024	—	—	$—	$—	$(29,815)	$1,229	$(28,586)	$28,586	$—
Distributions	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	(650)	—	(650)	650	—
Equity-based compensation	—	—	—	—	(2,493)	—	(2,493)	2,493	—
Activity under employee stock purchase plan	—	—	—	—	(50)	—	(50)	50	—
Redemption of LLC Units	—	—	—	—	436	—	436	(436)	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	(117)	—	(117)	117	—
Reallocation of noncontrolling interest	—	—	—	—	—	217	217	(217)	—
Balance March 31, 2024	—	—	$—	$—	$(32,690)	$1,446	$(31,243)	$31,244	$—

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance March 31, 2024	—	—	$—	$—	$(32,690)	$1,446	$(31,243)	$31,244	$—
Distributions	—	—	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	384	—	384	(384)	—
Net income	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	(86)	—	(86)	86	—
Equity-based compensation	—	—	—	—	(2,259)	—	(2,259)	2,259	—
Activity under employee stock purchase plan	—	—	—	—	(46)	—	(46)	46	—
Redemption of LLC Units	—	—	—	—	(6)	—	(6)	6	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	(169)	—	(169)	170	—
Reallocation of noncontrolling interest	—	—	—	—	—	(912)	(912)	912	—
Balance June 30, 2024	—	—	$—	$—	$(34,874)	$534	$(34,338)	$34,339	$—
Distributions	—	—	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	(1,465)	—	(1,466)	1,466	—
Equity-based compensation	—	—	—	—	(2,439)	—	(2,439)	2,439	—
Activity under employee stock purchase plan	—	—	—	—	(36)	—	(36)	36	—
Redemption of LLC Units	—	—	—	—	65	—	65	(65)	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	40	—	40	(40)	—
Reallocation of noncontrolling interest	—	—	—	—	—	239	239	(239)	—
Balance September 30, 2024	—	—	$—	$—	$(38,708)	$773	$(37,934)	$37,936	$—

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As Revised

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2024	24,966	12,954	$250	$130	$73,413	$(45,827)	$27,966	$(11,180)	$16,786
Distributions	—	—	—	—	—	—	—	(42)	(42)
Net income (loss)	—	—	—	—	—	1,814	1,814	(5)	1,809
Exercise of stock options	65	—	1	—	1,212	—	1,213	650	1,863
Equity-based compensation	—	—	—	—	4,864	—	4,864	2,493	7,357
Activity under employee stock purchase plan	2	—	—	—	96	—	96	50	146
Redemption of LLC Units	196	(196)	2	(2)	(169)	—	(169)	169	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	322	—	322	—	322
Reallocation of noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance March 31, 2024	25,230	12,758	$252	$128	$79,738	$(44,013)	$36,106	$(7,865)	$28,240
Distributions	—	—	—	—	—	—	—	(2,346)	(2,346)
Share repurchases	(1,045)	—	(10)	—	(41,569)	—	(41,579)	(22,054)	(63,633)
Net income	—	—	—	—	—	6,198	6,198	4,677	10,875
Exercise of stock options	7	—	—	—	159	—	159	86	245
Equity-based compensation	—	—	—	—	4,373	—	4,373	2,259	6,632
Activity under employee stock purchase plan	2	—	—	—	82	—	82	46	128
Redemption of LLC Units	10	(10)	—	—	(35)	—	(35)	35	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	126	—	126	—	126
Reallocation of noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance June 30, 2024	24,205	12,748	$242	$127	$42,874	$(37,815)	$5,430	$(25,162)	$(19,733)

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance June 30, 2024	24,205	12,748	$242	$127	$42,874	$(37,815)	$5,430	$(25,162)	$(19,733)
Distributions	—	—	—	—	—	—	—	(2,084)	(2,084)
Share repurchases	—	—	—	—	81	—	81	42	123
Net income	—	—	—	—	—	7,559	7,559	5,048	12,607
Exercise of stock options	138	—	1	—	2,536	—	2,537	1,466	4,003
Equity-based compensation	—	—	—	—	4,654	—	4,654	2,439	7,093
Activity under employee stock purchase plan	1	—	—	—	66	—	66	36	102
Redemption of LLC Units	26	(26)	—	—	(49)	—	(49)	49	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	135	—	135	—	135
Reallocation of noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance September 30, 2024	24,369	12,722	$244	$127	$50,297	$(30,256)	$20,413	$(18,166)	$2,245

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three and nine months ended September 30, 2025 and 2024, divided by the basic weighted average number of Class A common stock as of the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts).
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the calculation of EPS for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to GSHD - Basic	$7,908	$7,559	$15,400	$15,571
Add: net income attributable to noncontrolling interests(1)	4,782	5,048	8,219	9,720
Less: income tax effect on income attributable to noncontrolling interests assuming conversion of Class B common shares(1)	(1,749)	(1,446)	(2,092)	(3,012)
Net income available to GSHD - Diluted	$10,941	$11,161	$21,527	$22,279

Denominator:
Basic EPS
Weighted average outstanding Class A common shares - Basic	25,149	24,293	25,053	24,689
Earnings per share of Class A common stock - Basic	$0.31	$0.31	$0.61	$0.63

Diluted EPS
Weighted average outstanding Class A common shares - Basic	25,149	24,293	25,053	24,689
Effect of dilutive securities:
Weighted average outstanding Class B common shares (if-converted)(1)	12,052	12,733	12,321	12,782
Stock options(2)	813	916	991	797
Weighted average outstanding Class A common shares - Diluted	38,014	37,942	38,365	38,269

Earnings per share of Class A common stock - Diluted	$0.29	$0.29	$0.56	$0.58
(1) For the three and nine months ended September 30, 2025, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 12,052 and 12,321 common shares (assuming the conversion of all outstanding class B common stock) were included in Weighted average outstanding Class A common shares - Diluted and (b) $3.0 million and $6.1 million of noncontrolling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income attributable to GSHD - Basic to arrive at Net income available to GSHD - diluted. For the three and nine months ended September 30, 2024, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 12,733 and 12,782 common shares (assuming the conversion of all outstanding class B common stock) were included in Weighted average outstanding Class A common shares - Diluted and (b) $3.6 million and $6.7 million of noncontrolling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income attributable to GSHD - Basic to arrive at Net income available to GSHD - diluted.
(2) Dilutive stock options is computed using the treasury stock method, which are not participating securities. 804 and 525 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and nine months ended September 30, 2025 because the effect would have been anti-dilutive. 751 and 1,098 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and nine months ended September 30, 2024 because the effect would have been anti-dilutive.

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
During the three and nine months ended September 30, 2025, the Company repurchased and retired 685 thousand and 691 thousand shares of Class A common stock for an aggregate $58.7 million and $59.2 million. During the three and nine months ended September 30, 2024, the Company repurchased and retired 0 and 1,045 thousand shares of Class A common stock for an aggregate $0.1 million and $63.5 million. All repurchases were made in open-market transactions and recorded at their aggregate transaction cost inclusive of commissions and excise taxes. As of September 30, 2025, the Company had remaining authorization under the share repurchase program to purchase up to approximately $40.8 million of the Company's Class A common stock.
11. Noncontrolling interest
GSHD is the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a noncontrolling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and nine months ended September 30, 2025, GF made distributions of $6.3 million and $11.6 million, of which $2.1 million and $4.0 million was made to Pre-IPO LLC Members. The remaining $4.2 million and $7.6 million was made to GSHD and was eliminated in consolidation.
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
During the three and nine months ended September 30, 2025, an aggregate of 272 thousand and 685 thousand LLC Units were redeemed by the noncontrolling interest holders. Pursuant to the GF LLC Agreement, GSHD issued 272 thousand and 685 thousand shares of Class A common stock in connection with these redemptions and received 272 thousand and 685 thousand LLC Interests, increasing GSHD's ownership interest in GF. Simultaneously, and in connection with these redemptions, 272 thousand and 685 thousand shares of Class B common stock were surrendered and cancelled.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the ownership interest in GF (in thousands):

	September 30, 2025
	LLC Units	Ownership %
Number of LLC Units held by GSHD	24,967	67.7%
Number of LLC Units held by noncontrolling interest holders	11,935	32.3%
Number of LLC Units outstanding	36,902	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2025 was 32.4% and 33.0%.

12. Equity-Based Compensation
Stock option expense was $5.6 million and $17.8 million for the three and nine months ended September 30, 2025. Stock option expense was $7.1 million and $21.1 million for the three and nine months ended September 30, 2024.

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

16. Related Party Transactions
Mark Jones is the Co-Founder and Executive Chairman of the Company and holds a significant beneficial ownership of the Company’s voting common stock. Mr. Jones also serves as the Co-Founder and Chief Executive Officer of N5B Capital ("N5B"), a family investment office for Mark and Robyn Jones. In the third quarter of 2025, the Company entered into an agreement to reimburse N5B for expenses associated with Mr. Jones’ executive assistant. The estimated annual expense to the Company under this agreement is less than $140 thousand and will be recognized as incurred in the condensed consolidated statements of operations. The Company determined that the agreement is not material to its condensed consolidated financial statements.

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
Financial Highlights for the Third Quarter of 2025:
•Total revenue increased 16% from the third quarter of 2024 to $90.4 million
•Core Revenue* increased by 14% from the third quarter of 2024 to $83.9 million
•Total Written Premiums placed increased 15% from the prior-year period to $1.2 billion
•Net income increased by $0.1 million from the third quarter of 2024 to $12.7 million, or 14% of total revenues
•Adjusted EBITDA* increased 14% from the third quarter of 2024 to $29.7 million, or 33% of total revenues
•Basic and diluted earnings per share were $0.31 and $0.29, respectively, and Adjusted EPS* was $0.46 per share for the three months ended September 30, 2025
•Policies in Force increased 13% from September 30, 2024 to 1,853,000 at September 30, 2025
•Corporate sales headcount increased 14% from September 30, 2024 to 523 at September 30, 2025
◦As of September 30, 2025, 286 of these Corporate sales agents had less than one year of tenure and 237 had greater than one year of tenure
•Total operating franchises decreased 4% from September 30, 2024 to 1,068 at September 30, 2025
◦As of September 30, 2025, 101 operating Franchisees had less than one year of tenure and 967 operating Franchisees had greater than one year of tenure
•Total Franchise agents increased 1% from September 30, 2024 to 2,124 at September 30, 2025
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Certain income statement line items
Revenues
During the three months ended September 30, 2025, revenue increased by 16% to $90.4 million from $78.0 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, revenue increased by 18% to $260.0 million from $220.6 million for the nine months ended September 30, 2024. Total Written Premium, which we believe is the best leading indicator of future revenue, increased 15% to $1.18 billion for the three months ended September 30, 2025 from $1.03 billion for the three months ended September 30, 2024. Total Written Premium increased 18% for the nine months ended September 30, 2025 to $3.4 billion from $2.85 billion for the nine months ended September 30, 2024. Total Written Premiums drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2025		2024		2025		2024
Core Revenue:
Renewal Commissions(1)	$19,671	22%	$20,215	26%	$59,742	23%	$56,767	26%
Renewal Royalty Fees(2)	45,687	51%	38,070	49%	128,312	49%	103,951	47%
New Business Commissions(1)	7,527	8%	6,249	8%	20,840	8%	18,612	8%
New Business Royalty Fees(2)	8,275	9%	6,994	9%	23,024	9%	20,396	9%
Agency Fees(1)	2,714	3%	1,989	3%	7,861	3%	6,036	3%
Total Core Revenue	83,874	93%	73,516	94%	239,779	92%	205,762	93%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,380	2%	1,413	2%	3,969	2%	5,288	2%
Interest Income	162	—%	231	—%	530	—%	725	—%
Total Cost Recovery Revenue	1,542	2%	1,644	2%	4,499	2%	6,013	3%
Ancillary Revenue:
Contingent Commissions(1)	4,542	5%	2,490	3%	13,510	5%	7,367	3%
Other Franchise Revenues(2)	477	1%	385	1%	2,258	1%	1,440	1%
Total Ancillary Revenue	5,019	6%	2,875	4%	15,768	6%	8,808	4%
Total Revenues	$90,435	100%	$78,035	100%	$260,046	100%	$220,583	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and nine months ended September 30, 2025 and 2024. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenues:
Commissions and agency fees	$34,454	38%	$30,942	40%	$101,953	39%	$88,782	40%
Franchise revenues	55,819	62%	46,862	60%	157,563	61%	131,076	59%
Interest income	162	—%	231	—%	530	—%	725	—%
Total revenues	90,435	100%	78,035	100%	260,046	100%	220,583	100%
Operating Expenses:
Employee compensation and benefits	48,725	70%	43,217	70%	147,447	68%	127,898	68%
General and administrative expenses	17,109	25%	15,201	25%	59,316	27%	49,236	26%
Bad debts	501	1%	565	1%	1,457	1%	2,345	1%
Depreciation and amortization	2,823	4%	2,614	4%	8,275	4%	7,814	4%
Total operating expenses	69,158	100%	61,597	100%	216,495	100%	187,293	100%
Income from operations	21,277		16,438		43,551		33,290
Other Income:
Interest expense	(5,974)		(2,060)		(18,100)		(5,529)
Other income (expense)	(209)		544		774		(5,742)
Income before taxes	15,094		14,922		26,225		22,019
Tax expense (benefit)	2,404		2,315		2,606		(3,272)
Net income	12,690		12,607		23,619		25,291
Less: net income attributable to noncontrolling interests	4,782		5,048		8,219		9,720
Net income attributable to Goosehead Insurance, Inc.	$7,908		$7,559		$15,400		$15,571

Revenues
For the three months ended September 30, 2025 revenue increased 16% to $90.4 million from $78.0 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025 revenue increased 18% to $260.0 million from $220.6 million for the nine months ended September 30, 2024.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.

The following table sets forth these revenue streams by amount and as a percentage of total commissions and agency fees for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Core Revenue:
Renewal Commissions	$19,671	57%	$20,215	65%	$59,742	59%	$56,767	64%
New Business Commissions	7,527	22%	6,249	20%	20,840	20%	18,612	21%
Agency Fees	2,714	8%	1,989	6%	7,861	8%	6,036	7%
Total Core Revenue:	29,912	87%	28,453	92%	88,443	87%	81,415	92%
Ancillary Revenue:
Contingent Commissions	4,542	13%	2,490	8%	13,510	13%	7,367	8%
Commissions and agency fees	$34,454	100%	$30,942	100%	$101,953	100%	$88,782	100%

Renewal Commissions decreased by $0.5 million, or 3%, to $19.7 million for the three months ended September 30, 2025 from $20.2 million for the three months ended September 30, 2024. Renewal Commissions increased by $3.0 million, or 5%, to $59.7 million for the nine months ended September 30, 2025 from $56.8 million for the nine months ended September 30, 2024. The decrease during the three months ended September 30, 2025 was primarily due to a decrease in the average revenue recognized per policy, partially impacted by an increase in the share of policies placed with a 6-month term, compared to the more common 12-month term.The increase during the nine months ended September 30, 2025 was primarily driven by the recognition of $3.0 million due to the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.
New Business Commissions increased by $1.3 million, or 20%, to $7.5 million for the three months ended September 30, 2025 from $6.2 million for the three months ended September 30, 2024. New Business Commissions increased by $2.2 million, or 12%, to $20.8 million for the nine months ended September 30, 2025 from $18.6 million for the nine months ended September 30, 2024. The increase during each of the three and nine months ended September 30, 2025 was primarily driven by an increase in the number of Corporate sales agents, offset by product availability challenges in Texas, which represents the largest geographic concentration for our corporate network.
Revenue from Agency Fees increased by $0.7 million, or 36%, to $2.7 million for the three months ended September 30, 2025 from $2.0 million for the three months ended September 30, 2024. Revenue from Agency Fees increased by $1.8 million, or 30%, to $7.9 million for the nine months ended September 30, 2025 from $6.0 million for the nine months ended September 30, 2024. The increase in Agency Fees during each of the three and nine months ended September 30, 2025 was primarily attributable to an increase in the average fee charged as well as an increase in the number of policies written where an agency fee was charged.
Revenue from Contingent Commissions increased by $2.1 million to $4.5 million for the three months ended September 30, 2025 from $2.5 million for the three months ended September 30, 2024. Revenue from Contingent Commissions increased by $6.1 million, to $13.5 million for the nine months ended September 30, 2025 from $7.4 million for the nine months ended September 30, 2024. The increase during each of the three and nine months ended September 30, 2025 was primarily attributable to an increase in Total Written Premium and receiving and qualifying for additional Contingent Commissions.

Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth these revenue streams by amount and as a percentage of franchise revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Core Revenues:
Renewal Royalty Fees	$45,687	82%	$38,070	81%	$128,312	81%	$103,951	79%
New Business Royalty Fees	8,275	15%	6,994	15%	23,024	15%	20,396	16%
Total Core Revenues:	53,962	97%	45,064	96%	151,336	96%	124,348	95%
Cost Recovery Revenues:
Initial Franchise Fees	1,380	2%	1,413	3%	3,969	3%	5,288	4%
Ancillary Revenues:
Other Franchise Revenues	477	1%	385	1%	2,258	1%	1,440	1%
Franchise revenues	$55,819	100%	$46,862	100%	$157,563	100%	$131,076	100%

Revenue from Renewal Royalty Fees increased by $7.6 million, or 20%, to $45.7 million for the three months ended September 30, 2025 from $38.1 million for the three months ended September 30, 2024. Revenue from Renewal Royalty Fees increased by $24.4 million, or 23%, to $128.3 million for the nine months ended September 30, 2025 from $104.0 million for the nine months ended September 30, 2024. The increase in revenue from Renewal Royalty Fees during each of the three and nine months ended September 30, 2025 was primarily attributable to an increase in the number of policies in the renewal term, assisted by client retention of 85% and rising premium rates. The increase for the nine months ended September 30, 2025 was also impacted by the recognition of $1.0 million due to the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.
Revenue from New Business Royalty Fees increased by $1.3 million, or 18%, to $8.3 million for the three months ended September 30, 2025 from $7.0 million for the three months ended September 30, 2024. Revenue from New Business Royalty Fees increased by $2.6 million, or 13%, to $23.0 million for the nine months ended September 30, 2025 from $20.4 million for the nine months ended September 30, 2024. The increase in revenue from New Business Royalty Fees during each of the three and nine months ended September 30, 2025 was primarily attributable to an increase in the number of franchise agents, an increase in franchise productivity, and rising premium rates.
Revenue from Initial Franchise Fees remained flat at $1.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Revenue from Initial Franchise Fees decreased by $1.3 million, or 25%, to $4.0 million for the nine months ended September 30, 2025 from $5.3 million for the nine months ended September 30, 2024. The decrease in Revenue from Initial Franchise Fees during the nine months ended September 30, 2025 was primarily attributable to lower turnover of franchises during the period, which avoids accelerated recognition of Initial Franchise Fees for terminated franchises.
Interest income
Interest income decreased by $0.1 million, or 30%, to $0.2 million for the three months ended September 30, 2025 from $0.2 million for the three months ended September 30, 2024. Interest income decreased by $0.2 million, or 27%, to $0.5 million for the nine months ended September 30, 2025 from $0.7 million for the nine months ended September 30, 2024. The decrease in interest income during each of the three and nine months ended September 30, 2025 was primarily attributable to fewer franchises operating under the payment plan option during the period.

Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $5.5 million, or 13%, to $48.7 million for the three months ended September 30, 2025 from $43.2 million for the three months ended September 30, 2024. Employee compensation and benefits expenses increased by $19.5 million, or 15%, to $147.4 million for the nine months ended September 30, 2025 from $127.9 million for the nine months ended September 30, 2024. The increase in employee compensation during each of the three and nine months ended September 30, 2025 was primarily related to investments in corporate producers and our service and technology functions.
General and administrative expenses
General and administrative expenses increased by $1.9 million, or 13%, to $17.1 million for the three months ended September 30, 2025 from $15.2 million for the three months ended September 30, 2024. The increase was primarily attributable to increased spending on technologies and professional services. General and administrative expenses increased by $10.1 million, or 20%, to $59.3 million for the nine months ended September 30, 2025 from $49.2 million for the nine months ended September 30, 2024. This increase in general and administrative expenses during the nine months ended September 30, 2024 was primarily attributable to an increase of $4.3 million in asset impairment charges and increased spending on technologies and professional services.
Bad debts
Bad debts decreased by $0.1 million, or 11%, to $0.5 million for the three months ended September 30, 2025 from $0.6 million for the three months ended September 30, 2024. Bad debts decreased by $0.9 million, or 38%, to $1.5 million for the nine months ended September 30, 2025 from $2.3 million for the nine months ended September 30, 2024. The decrease during the nine months ended September 30, 2024 was primarily attributable to lower turnover of franchises during the periods.
Depreciation and amortization
Depreciation and amortization increased by $0.2 million, or 8%, to $2.8 million for the three months ended September 30, 2025 from $2.6 million for the three months ended September 30, 2024. Depreciation and amortization increased by $0.5 million, or 6%, to $8.3 million for the nine months ended September 30, 2025 from $7.8 million for the nine months ended September 30, 2024. This increase during each of the three and nine months ended September 30, 2025 was primarily attributable to increased spending on software development since September 30, 2024.
Interest expense
Interest expense increased by $3.9 million, or 190%, for the three months ended September 30, 2025 to $6.0 million from $2.1 million for the three months ended September 30, 2024. Interest expense increased $12.6 million, or 227%, to $18.1 million for the nine months ended September 30, 2025 from $5.5 million for the nine months ended September 30, 2024. The primary driver of the increase during each of the three and nine months ended September 30, 2025 was an increase in total borrowings outstanding during the periods.
Other income (expense)
Other income (expense) consists of interest earned on cash deposits, loss on debt extinguishment, debt modification expense, interest expense on current TRA payments, and remeasurements of our TRA liability. Other income (expense) decreased by $0.8 million for the three months ended September 30, 2025 primarily attributable to debt modification expense associated with our debt refinancing on July 9, 2025. Other income (expense) increased by $6.5 million for the nine months ended September 30, 2025 primarily due to remeasurements of our TRA liability during the nine months ended September 30, 2024 due to increases in our effective tax rate as we identified additional state filing requirements.

Tax expense (benefit)
Tax expense (benefit) increased by $0.1 million for the three months ended September 30, 2025, to a tax expense of $2.4 million from a tax expense $2.3 million for the three months ended September 30, 2024. Tax expense (benefit) increased by $5.9 million for the nine months ended September 30, 2025 to an expense of $2.6 million from a benefit of $3.3 million for the nine months ended September 30, 2024. The increase in tax expense (benefit) for the three months ended September 30, 2025 was primarily attributable to increases in income before taxes. The increase in tax expense (benefit) for the nine months ended September 30, 2024 was primarily attributable to remeasurements of our deferred tax asset due to increases in our effective tax rate as we identified additional state filing requirements.

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
The following tables show Total Written Premium placed by corporate agents and franchisees for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended September 30,		% Change
	2025	2024
Corporate sales Total Written Premium	$206,135	$203,988	1%
Franchise sales Total Written Premium	975,690	824,748	18%
Total Written Premium	$1,181,825	$1,028,736	15%

	Nine Months Ended September 30,		% Change
	2025	2024
Corporate sales Total Written Premium	$599,888	$578,276	4%
Franchise sales Total Written Premium	2,758,078	2,268,120	22%
Total Written Premium	$3,357,966	$2,846,396	18%
Policies in Force
Policies in Force means, as of any reported date, the total count of current (non-cancelled) policies placed by Goosehead with its portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of September 30, 2025, we had 1.9 million Policies in Force compared to 1.7 million as of December 31, 2024 and 1.6 million as of September 30, 2024, representing a 11% and a 13% increase, respectively.
NPS
Net Promoter Score (NPS) is calculated based on a single question: “How likely are you to refer Goosehead Insurance to a friend, family member or colleague?” Clients that respond with a 6 or below are Detractors, a score of 7 or 8 are Passives, and a 9 or 10 are Promoters. NPS is calculated by subtracting the percentage of Detractors from the percentage of Promoters. For example, if 50% of respondents were Promoters and 10% were Detractors, NPS is a 40. NPS is a useful gauge of the loyalty of client relationships and can be compared across companies and industries.
NPS has decreased to 81 as of September 30, 2025, compared to 90 as of September 30, 2024.
Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention of 85% at September 30, 2025 increased when compared to 84% at December 31, 2024, and 84% at September 30, 2024 assisted by moderating premium rate increases. For the trailing twelve months ended September 30, 2025, we retained 93% of the premiums we distributed in the trailing twelve months ended September 30, 2024, which decreased from the 98% premium retention at December 31, 2024. The decline in premium retention is primarily attributable to moderating premium rate increases combined with stable client retention. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.

New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees from franchises relating to policies in their first term.
For the three months ended September 30, 2025, New Business Revenue grew 22% to $18.5 million, from $15.2 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, New Business Revenue grew 15% to $51.7 million, from $45.0 million for the nine months ended September 30, 2024. Growth in New Business Revenue during each of the three and nine months ended September 30, 2025 was primarily driven by an increase in the number of Corporate and Franchise sales agents, growth in Franchise productivity, and rising premium rates.
Any diminished capacity of Carriers to place new business (including as a result of the recent wildfires in Southern California, hurricanes in Florida, and floods in Texas) could slow the growth of our New Business Revenue in the future.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees from franchises received after the first term of a policy.
For the three months ended September 30, 2025, Renewal Revenue grew 12% to $65.4 million, from $58.3 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, Renewal Revenue grew 17% to $188.1 million, from $160.7 million for the nine months ended September 30, 2024. Growth in Renewal Revenue during the three months ended September 30, 2025 was driven by an increase in the number of policies in the renewal term assisted by Client Retention of 85% at September 30, 2025, and rising premium rates. The increase during the nine months ended September 30, 2025 also reflects the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.
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
Core Revenue increased by $10.4 million, or 14%, to $83.9 million for the three months ended September 30, 2025 from $73.5 million for the three months ended September 30, 2024. Core Revenue increased by $34.0 million, or 17%, to $239.8 million for the nine months ended September 30, 2025 from $205.8 million for the nine months ended September 30, 2024. The primary drivers of the increase during the three months ended September 30, 2025 were an increase in policies in their renewal term, assisted by Client Retention of 85%; more new policies written driven by an increase in the number of Corporate and Franchise sales agents and growth in Franchise productivity; and rising premium rates. The increase during the nine months ended September 30, 2025 also reflects the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $0.1 million, or 6%, to $1.5 million for the three months ended September 30, 2025 from $1.6 million for the three months ended September 30, 2024. The primary driver of the decrease was a decrease in total franchises. Cost Recovery Revenue decreased by $1.5 million, or 25%, to $4.5 million for the nine months ended September 30, 2025 from $6.0 million for the nine months ended September 30, 2024. The primary drivers were a decrease in total franchises and a decrease in terminations of franchises, resulting in less acceleration of initial franchise fee revenue.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $2.1 million to $5.0 million for the three months ended September 30, 2025 from $2.9 million for the three months ended September 30, 2024. Ancillary Revenue increased by $7.0 million to $15.8 million for the nine months ended September 30, 2025 from $8.8 million for the nine months ended September 30, 2024. The increase during each of the three and nine months ended September 30, 2025 was primarily attributable to an increase in Total Written Premium and receiving and qualifying for additional Contingent Commissions.
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
Adjusted EBITDA increased by $3.5 million, or 14%, to $29.7 million for the three months ended September 30, 2025 from $26.1 million for the three months ended September 30, 2024. Adjusted EBITDA increased by $11.8 million, or 19%, to $74.4 million for the nine months ended September 30, 2025 from $62.5 million for the nine months ended September 30, 2024. The primary driver of the increase in Adjusted EBITDA during each of the three and nine months ended September 30, 2025 was growth in total revenue partially offset by an increase in employee compensation and benefits excluding equity-based compensation. Additionally, the increase for the nine months ended September 30, 2025 included $4 million recognized in the second quarter of 2025 due to the release of a constraint on certain variable consideration related to policies placed and made effective in previous periods.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended September 30, 2025, Adjusted EBITDA Margin was 33% compared to 34% for the three months ended September 30, 2024 primarily as a result of employee compensation and benefits, excluding equity-based compensation, growing at a faster rate than total revenue. For the nine months ended September 30, 2025, Adjusted EBITDA Margin of 29% increased when compared to 28% for the nine months ended September 30, 2024 as a result of total revenue growing at a faster rate than general and administrative expenses excluding impairment expense and a decline in bad debt expense.

Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Revenues	$90,435	$78,035	$260,046	$220,583

Core Revenue:
Renewal Commissions(1)	$19,671	$20,215	$59,742	$56,767
Renewal Royalty Fees(2)	45,687	38,070	128,312	103,951
New Business Commissions(1)	7,527	6,249	20,840	18,612
New Business Royalty Fees(2)	8,275	6,994	23,024	20,396
Agency Fees(1)	2,714	1,989	7,861	6,036
Total Core Revenue	83,874	73,516	239,779	205,762
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,380	1,413	3,969	5,288
Interest Income	162	231	530	725
Total Cost Recovery Revenue	1,542	1,644	4,499	6,013
Ancillary Revenue:
Contingent Commissions(1)	4,542	2,490	13,510	7,367
Other Franchise Revenues(2)	477	385	2,258	1,440
Total Ancillary Revenue	5,019	2,875	15,768	8,808
Total Revenues	$90,435	$78,035	$260,046	$220,583
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$12,690	$12,607	$23,619	$25,291
Interest expense	5,974	2,060	18,100	5,529
Depreciation and amortization	2,823	2,614	8,275	7,814
Tax expense (benefit)	2,404	2,315	2,606	(3,272)
Equity-based compensation	5,588	7,093	17,840	21,082
Impairment expense	—	—	4,694	347
Other (income) expense	209	(544)	(774)	5,742
Adjusted EBITDA	$29,688	$26,145	$74,360	$62,533
Adjusted EBITDA Margin(1)	33%	34%	29%	28%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($29,688/$90,435) and ($26,145/$78,035) for the three months ended September 30, 2025 and 2024, respectively. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($74,360/$260,046), and ($62,533/$220,583) for the nine months ended September 30, 2025 and 2024, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS. Note that totals may not sum due to rounding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per share - basic (GAAP)	$0.31	$0.31	$0.61	$0.63
Add: equity-based compensation(1)	0.15	0.19	0.48	0.56
Add: impairment expense(2)	—	—	0.13	0.01
Adjusted EPS (non-GAAP)	$0.46	$0.50	$1.22	$1.20
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$5.6 million/(25.1 million + 12.1 million)] for the three months ended September 30, 2025 and [$7.1 million/ (24.3 million + 12.7 million)] for the three months ended September 30, 2024. Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$17.8 million/(25.1 million + 12.3 million)] for the nine months ended September 30, 2025 and [$21.1 million/ (24.7 million + 12.8 million)] for the nine months ended September 30, 2024.
(2) Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$4.7 million/(25.1 million + 12.3 million)] for the nine months ended September 30, 2025. Calculated as impairment expense divided by sum of weighted average Class A and Class B shares [$0.3 million/(24.7 million + 12.8 million)] for the nine months ended September 30, 2024. No impairment was recorded for the three months ended September 30, 2025 or three months ended September 30, 2024.
Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Commissions, Renewal Commissions, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of September 30, 2025, our cash and cash equivalents balance was $51.6 million. We have used cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, special dividends, share repurchases, and distributions to our owners.
Credit agreements
On January 8, 2025, the Company entered into a credit agreement (the "2025 Credit Agreement") providing for an aggregate $300 million term notes payable (the "2025 Initial Term Loan") and $75 million revolving credit facility (the "2025 Revolving Credit Facility"). The 2025 Initial Term Loan matures on January 8, 2032 and the 2025 Revolving

Credit Facility matures on January 8, 2030. This credit agreement replaced the prior Second Amended and Restated Credit Agreement, dated July 21, 2021, which was repaid with the proceeds of the 2025 Initial Term Loan and terminated.
On July 9, 2025, the Company entered into Amendment No. 1 to the 2025 Credit Agreement in order to refinance the outstanding balance of the 2025 Initial Term Loan with a new term loan facility (the "Term B-1 Facility"). The amendment reduced the applicable interest rate on our term loan borrowings under the facility by 0.50% to a rate of Term SOFR plus 3.00%. The term note is payable in quarterly installments of $0.7 million, with a balloon payment of $280.5 million on January 8, 2032. The 2025 Credit Agreement is secured by all property owned, leased or operated by the Company except for certain excluded assets.
See "Note 8. Debt" in the condensed consolidated financial statements included herein for additional discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$68,605	$59,043	$9,562
Net cash used for investing activities	(14,827)	(9,278)	(5,549)
Net cash used for financing activities	(57,231)	(43,700)	(13,531)
Net increase (decrease) in cash and cash equivalents	(3,453)	6,065	(9,518)
Cash and cash equivalents, and restricted cash, beginning of period	57,973	44,047	13,926
Cash and cash equivalents, and restricted cash, end of period	$54,520	$50,112	$4,408
Operating activities
Net cash provided by operating activities was $68.6 million for the nine months ended September 30, 2025 as compared to net cash provided by operating activities of $59.0 million for the nine months ended September 30, 2024. This increase in net cash provided by operating activities was primarily attributable a $15.9 million increase related to cash received for commissions and agency fees and a $7.1 million increase related to changes in contract liabilities, offset by a $8.3 million decrease related to prepaid expenses and a $4.4 million decrease related to cash received from franchisees.
Investing activities
Net cash used for investing activities was $14.8 million for the nine months ended September 30, 2025, compared to net cash used for investing activities of $9.3 million for the nine months ended September 30, 2024. This increase was driven by a $2.8 million increase in purchases of books of business and a $2.2 million increase in purchases of property and equipment.
Financing activities
Net cash used for financing activities was $57.2 million for the nine months ended September 30, 2025 as compared to net cash used for financing activities of $43.7 million for the nine months ended September 30, 2024. This increase in net cash used for financing activities was primarily driven by issuance of a $300 million term loan which was used to repay our previous term loan of $93.1 million and fund a special distribution and dividend of $205.0 million. We also decreased our cash used for share repurchases by $4.9 million.
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

Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of September 30, 2025, aggregated by type (in thousands):

	Contractual obligations, commitments and contingencies
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$68,957	$9,661	$24,046	$25,295	$9,955
Debt obligations payable(2)	299,251	2,993	5,985	5,985	284,288
Interest expense(3)	132,532	21,689	42,783	41,854	26,206
Liabilities under the tax receivable agreement(4)	178,206	7,117	46,417	22,693	101,979
Total	$678,946	$41,460	$119,231	$95,827	$422,428

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $1.8 million and $1.8 million for the three months ended September 30, 2025 and 2024 and $5.2 million and $5.6 million for the nine months ended September 30, 2025 and 2024.
(2)The Company entered into a new credit agreement on January 8, 2025 for an aggregate $300 million in term loans, which were used to pay off the existing term loan, and a new revolving credit facility of $75 million, of which nothing was drawn as of September 30, 2025. See "Note 8. Debt" under Part I, Item 1 of this Form 10-Q.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of September 30, 2025.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2025 was as follows (in thousands, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	236	$88.15	236	$78,602
August 1, 2025 - August 31, 2025	308	$87.49	308	$51,661
September 1, 2025 - September 30, 2025	141	$77.06	141	$40,808
Total	685		685
(1) On April 23, 2025, our board of directors approved a new share repurchase program with authorization to purchase up to $100 million of our Class A common stock through May 1, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

There were no adoptions, modifications, or terminations by any of our directors or officers of any contract, instruction, or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements requiring disclosure pursuant to Item 408(a) during the third quarter of fiscal 2025.

Item 6. Exhibits

Exhibit 10.1*
Amendment 1 to the Credit Agreement, dated as of January 8, 2025, by and among Goosehead Insurance Holdings, LLC, as borrower, Goosehead Financial, LLC, as holdings, certain subsidiary guarantors named therein, certain lender parties named therein, and JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent.

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

GOOSEHEAD INSURANCE, INC.

Date:	October 22, 2025	By:	/s/ Mark K. Miller
Mark K. Miller
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 22, 2025	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)