Form 10-K
period 2025-12-31
Goosehead Insurance, Inc.
filed 2026-02-19
CIK 1726978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2025 (the last day of the registrant’s most recently completed second quarter) was $2,662,284,768, computed using a closing price on that day of $105.51.

As of February 11, 2026, there were 24,653,390 shares of Class A common stock outstanding and 11,935,389 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•Best Practices Study: The industry group metrics are based on the latest date for which complete financial data are publicly available such as a 2025 Best Practices Study containing 2024 industry data conducted by Reagan Consulting and the Independent Insurance Agents & Brokers of America, Inc.
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
•New Business Production per Agent (Franchise): The gross commissions paid by Carriers and Agency Fees received related to policies in their first term sold by franchise sales agents divided by the average number of franchise sales agents for the same period, prior to paying Royalty Fees to the Company.
•New Business Production per Agency: The gross commissions paid by Carriers and Agency Fees received related to policies in their first term sold by franchise sales agents divided by the average number of franchises for the same period, prior to paying Royalty Fees to the Company.
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

PART I
Item 1. Business
Company overview
We are a rapidly growing independent insurance agency, reinventing the traditional approach to distributing personal lines policies throughout the United States. Our differentiated business model and innovative technology platform have enabled us to deliver insurance customers a superior experience, as evidenced by our 77 Net Promoter Score, which is 3.5x the 2024 Industry Average according to Qualtrics XM Institute. To fully appreciate the value of our model, there are three lenses with which you can view us – from the perspective of 1) the insurance buyer; 2) the agent; and 3) the carrier.
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
Choice product platform
Today’s insurance buyer expects choice; we believe that tomorrow’s insurance buyer will demand it. We believe that most insurance buyers currently buying through single-product platforms are either over-paying or not properly covered because 1) their current insurance company does not offer the appropriate coverage or 2) valuable coverages were removed to make the pricing competitive. We are able to solve that by partnering with over 200 carriers and using technology to shop for our clients and quickly identify the carrier that is targeting their segment of the market. This allows us to provide value by finding the right coverage at the lowest price so that the client does not have to spend hours shopping for themselves. We are client-centric by design. Everything starts and ends with the client. Our agents deliver unrivaled choice, transparent advice, and concierge-level service, supported by more than 200 top-tier carrier relationships.
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
Proprietary technology
Not only do we provide our clients choice in product, we also provide them with choice on how they wish to interact with us. Today, clients have the option to run a quote themselves online or directly with one of our agents - all in a matter of minutes - because of our proprietary quoting technology, and, in some cases, binding technology. We have spent two decades building what we believe is the most advanced personal lines insurance platform in the industry. Unlike single-carrier platforms that limit choice or traditional independents that rely on legacy systems, our proprietary technology empowers agents, simplifies the client experience, and strengthens our relationships with top carriers.
Independent agents typically work on outdated technology platforms, leading to delays in insurance quotes and coverage issuance. We have leveraged our scale and carrier relationships to deeply integrate with carriers, allowing agents to run quotes and place business quickly and accurately. Goosehead's Digital Agent, a proprietary online quoting platform, allows clients to shop their home and auto insurance rates with more than 100 top carriers. Clients can input into Digital Agent as few as three data points - name, address, and date of birth - the platform then automatically populates other information about a client's homes and vehicles, and in less than two minutes provides clients with home and auto quotes from a breadth of insurance companies.
The Digital Agent combines millions of data points, which includes Goosehead's proprietary quoting data over millions of transactions from 20+ years of experience, to bring clients actual quotes specific to their needs. The

Digital Agent provides clients an opportunity to bind quotes directly within the platform for a limited number of carriers, or clients can bind these quotes through a short call with one of our local licensed agents with expertise in the client's specific market. If a client prefers to quote and bind over the phone, our agents seamlessly guide them through the process. All client data is treated confidentially with the client's privacy and security top of mind. Goosehead does not sell or share the client's data without the client's permission.
After clients sign their policy documents electronically, clients can engage with Goosehead's industry-leading service team via phone, text, mobile app, online chat, or email.
Agent perspective
There is a large population of captive insurance agencies operating across the United States, and these agencies face some acute pain points in their businesses. First, only having one carrier to sell leads to lower close rates and client retention as these companies lack options to move the business to another carrier. In addition, agencies risk losing their ability to write certain lines of business in some areas due to underwriting rules from the carrier – this is especially true after a catastrophic loss in the agency’s city or county. Low close rates are also due to the agents’ outdated and ineffective marketing playbook. They typically pay for expensive retail store-front locations and spend significant amounts of money on paper mailers and internet leads. This broken marketing model leads to high overhead costs and limited success. Additionally, these captive agencies are working on outdated technology platforms and many have no economic interest in their book of business. Finally, and most importantly, these agencies are responsible for processing all of their client’s service needs in house; the more successful they are at sales, the quicker their growth stalls because of the time necessary to manage customer service work.
When agents join Goosehead, they immediately get access to sell a wide array of carriers so that they have product to accommodate most clients, which drastically improves close rates. Instead of expensive retail space and investing in ineffective marketing strategies, they follow our proven go-to-market strategy by developing Referral Partner relationships. This strategy allows them to spend much less on marketing and can yield dozens of high-quality clients referred directly to them, driving higher levels of productivity. All policy fulfillment and servicing is handled by our centralized service team, which retains our clients at 85%, unlocking the agency’s time to focus on new sales.
Our 13 corporate-owned sales offices and 489 corporate sales agents serve as the blueprint for what is possible in the Goosehead model, and our corporate agents provide critical training and support to help the franchise agents reach their full potential. We have proven that this system delivers superior results as demonstrated by agents, who with a few years tenure, are 2.5x more productive than industry best practice according to Reagan Consulting's 2025 Best Practices Study.
In addition to recruiting current insurance agents with a superior value proposition, we are also bringing in sales and marketing-savvy professionals who are attracted to the recession-resistant and residual economics offered by a career in insurance. The value and opportunity we provide to agents has resulted in a network of 1,009 operating franchise locations.
Carrier perspective
Insurance carriers are seeking profitable growth, and their focus is on maximizing the ratio of client lifetime value to acquisition costs. Carriers who distribute through independent agents have many complexities and costs dealing with thousands of independent representatives with no standard training, different levels of expertise, and no quality control functions. Working with Goosehead allows them to have scale distribution - access to more than 2,600 licensed agents and national distribution - with a dedicated point of contact for a seamless partnership experience. Goosehead handles all training and enforces standards through a centralized quality control team that reviews 100% of new policies at the point of sale to drive profitability. Because Goosehead can provide profitable growth without complexity, it has earned special product access in geographies where carriers have heavily restricted capacity, and higher commissions than what agents normally earn. Our 2025 average commission rate on new business premium was 14% and on renewal business premium was 12%. Commission rates can vary across carriers, states and lines of business, and typically range from 10.0% to 20.0%.
Many “insuretech” carriers saw the complexity of working with traditional agents and have sought to build models that eliminate the role of the agent. As they have grown, many have realized that the market still prefers to work with an agent (according to the Independent Insurance Agents & Brokers of America, Inc.), and that Goosehead allows them to reach that segment of the market without many of the traditional complexities. We now distribute for many of the insuretechs, increasing the breadth of our product portfolio. Distributing through Goosehead allows Carriers to see higher retention rates and have a better client experience when compared with other distribution channels, increasing the client lifetime value for the carrier. This value enables Goosehead to have a very competitive carrier portfolio, ensuring that clients find the best solution and increasing agents’ close rates.
By delivering a better client experience, offering a more compelling business opportunity to agents, and driving more value to carrier partners, we have seen growth and profitability as reflected in our financial performance. Total Written Premium, which we believe is the best leading indicator of future revenue growth because it drives our future Core Revenue and gives us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions, grew 17% to $4.4 billion in 2025, up from $3.8 billion in 2024. This growth has been driven by several factors including (1) our team’s ability to recruit talented agents to our platform; (2) our agents’ leveraging of Goosehead's sales blueprint and proprietary technology leading to higher levels of productivity in winning new business; and (3) our service centers’ ability to retain renewal business.
Our Go-to-Market Strategy
Goosehead's growth strategy is powered by a unified approach across three distinct but complementary channels: corporate, franchise and enterprise sales. These channels don't compete - they strengthen each other and reinforce our national brand presence.
How it all works together:
•A franchise agency thrives, expands, and becomes a hub for recruiting, retention, and community trust.
•A corporate office proves performance in a new market, establishing momentum for franchise-led growth.
•An enterprise relationship unlocks national exposure, creating referral volume that drives success for both local franchises and corporate teams.
•Together, these channels form a high-performance ecosystem, built to scale efficiently while staying anchored in quality and service.
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
Goosehead’s Digital Agent platform provides a best-in-class way to shop for personal insurance — allowing clients to find the right coverage at the best price. The platform provides a simple, transparent, and efficient way to get insurance quotes and connects them with a knowledgeable agent to complete the purchase process, thereby maintaining the benefits of knowledgeable agents to ensure they have the right coverage at the right price.
The Digital Agent platform, available across the U.S., is powered by key data integrations and a proprietary database. It automatically populates information about a client's homes and vehicles during the quoting process and combines that information with millions of data points from two decades worth of Goosehead's expert agents’ quoting decisions and accumulated experiences.
Our model, which allows agents to focus on New Business Revenue, is highly differentiated from the traditional insurance agency model. In the traditional agency model, agents are responsible for both new business and ongoing service. The burden of providing ongoing service distracts from the ability to acquire new clients, and ultimately limits an agent's opportunity for growth. Our agents are freed from the burden of ongoing service, and as a result, both corporate sales and franchise agents are substantially more productive than top performers in our industry as it relates to new sales. Compared to the 2025 Best Practices Study, which uses 2024 industry data, our corporate sales agents with more than three years of tenure averaged 2.5x as much New Business Production per Agent in 2025 and 2.8x in 2024 as the industry best practice. Franchise sales agents with more than three years of tenure averaged 2.0x in 2025 and 1.9x in 2024 as much New Business Production per Agent (Franchise) as the industry best practice.

2025 New Business Revenue per agent by tenure ($000s)
Source: Internal data for 2025; Carrier provided information; Reagan Consulting 2025 Best Practices Study (which uses 2024 data)
(1)Represents industry best practice per Reagan Consulting; does not include Unvalidated Producers; most industry agents have tenures significantly longer than 2 to 3 years.
In 2025, New Business Production per Agent in corporate sales was $61 thousand for agents with less than 1 year of tenure and $107 thousand for agents with more than one year of tenure. Including all producers in franchise sales in 2025, New Business Production per Agency was $66 thousand for franchises with less than 1 year of tenure and $138 thousand for franchises with more than one year of tenure.
Corporate sales
Corporate sales consists of company-owned and financed operations with employees who are hired, trained and managed by us. Corporate sales also serves as a research and development department, where we develop best practices and beta test new technology before implementing system-wide. We open corporate offices in strategic markets and seed new offices with high-preforming agents. These teams build brand equity, drive production, and establish the foundation for future franchise expansion.
Additionally, our corporate sales function serves as an invaluable support network for our franchise sales function, providing sales coaching and mentoring for Franchisees. Most candidates are sourced through a combination of on-campus recruiting, employee referrals and highly targeted internet recruiting campaigns. Our recruitment team seeks candidates with strong communication skills who display a high aptitude for learning new concepts, are motivated by professional and financial incentives, and display the ability to succeed in a team-oriented environment. After the recruitment team has selected candidates, they are placed into a training class that lasts approximately two weeks. All agents are required to become fully licensed P&C agents prior to training. New agents continue a targeted ramp-up curriculum through their first six months while actively selling insurance.
The combination of hiring highly-motivated and talented individuals, giving them proper tools and training, and removing the burden of ongoing client service allows our corporate sales agents to become significantly more productive than average personal lines agents. Compared to the 2024 Best Practices Study, corporate sales agents with more than three years of tenure averaged 2.5x as much New Business Production per Agent (Corporate) as the industry best practice.
In corporate sales, we generate Core Revenue in the form of Renewal Commissions, New Business Commissions and non-refundable Agency Fees charged directly to clients for efforts performed in the issuance of new insurance policies. We also generate Ancillary Revenue in the form of Contingent Commissions from Carriers related to the overall growth and loss performance of the Book of Business we have placed with them. Corporate sales is comprised of employed sales agents located in 13 sales offices across Texas, Illinois, Colorado, Ohio, Florida, North Carolina, Arizona, and Tennessee.
In 2022, Goosehead began transitioning top corporate sales agents into franchise ownership. These highly successful corporate agents have performed well as agency owners. Owning a Goosehead franchise has become a viable and lucrative career path for top corporate agents, which we believe helps Goosehead recruit top talent in the industry.

Franchise sales
Franchise sales is the backbone of our distribution network and consists of operations that are owned and managed by Franchisees. These are local entrepreneurs delivering personalized service in their communities, supported by our technology training and back-office infrastructure. Many of our strongest franchise agencies have evolved into multi-producer operations. This distribution is composed of Franchisees and sales agents that they hire as employees in their franchised businesses. Our Franchise Agreement has a ten-year term and governs the terms under which we operate together, defining, among other things, the Initial Franchise Fee, Royalty Fees and other costs a Franchisee pays. Franchisees have contractual rights to revenue related to the Book of Business during the term of their agreement, but we retain ultimate ownership over the policies written in each franchised business. These Franchisees have a contractual relationship with the Company to use our processes, Carrier Appointments, systems, and back-office support team to sell insurance and manage their business. In exchange, the Company is entitled to an Initial Franchise Fee and ongoing Royalty Fees. Our franchise sales function primarily recruits agents with prior business or industry experience. Our franchise sales function has a unique value proposition to experienced agents who understand the limits and pain points of the traditional agency model:
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
The Franchise Development team seeks applicants who have demonstrated a strong capacity to win new business and a desire to own their own business. Our recruiting efforts have helped us create a franchise pool which is significantly more productive than most personal lines agents. Compared to the 2024 Best Practices Study, franchise sales agents with more than three years of tenure averaged 2.0x as much New Business Production per Agent (Franchise) as the industry best practice.
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
We started franchising in 2012 and have since expanded rapidly. Premiums in franchise sales grew 20% during 2025. As of December 31, 2025, we have 1,009 franchises operating which represents a 9% decrease in 2025 compared to 2024. Franchise sales agent count grew 1% in 2025 compared to 2024. We have franchise locations operating in the following states, which cover over 97% of the US population:

Geographic footprint	Operating agencies

9
7
8
8
6
4
18
7
35
1
37
2
3
20
43
22
4
9
25
2
79
7
24
34
28
12
6
24
4
7
25
8
17
36
239
38
80

	State	December 31, 2025
	TX	239
	FL	80
	CA	79
	IL	43
	MI	35
	PA	37
	LA	38
	GA	36
	NC	28
	VA	34
	CO	25
	NJ	28
	MO	24
	MD	27
	Other	256
	Total	1,009
Partnerships
Our partnerships team forges high-value partnerships with national and regional platforms - mortgage servicers, lenders, and real estate companies - to offer scalable insurance solutions to their customers. These relationships generate consistent lead flow, expand our ability to capture clients outside the home purchase process, and create visibility that benefits our entire ecosystem.
We offer two partnership models: (1) enterprise partnerships and (2) embedded franchise partnerships. Enterprise partnerships provide lead flow to our enterprise sales team (included within the results of corporate sales), which assists the partners' clients in shopping for insurance; in exchange, we pay the partners a fee.
Embedded franchise partnerships purchase a Goosehead Insurance franchise, through which they provide insurance solutions to their clients. Embedded franchise partnerships pay Initial Franchise Fees, New Business Royalties and Renewal Royalties, as do our traditional franchises. Compared to our traditional franchisees, embedded franchise partnerships tend to be better capitalized, more sophisticated, and benefit from inherent lead flow - enabling them to scale more rapidly, achieve greater growth, and sustain long-term operations.

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
Our centralized service team spread across four service centers provides us with the ability to cover the U.S. time zones more broadly and better manage business continuity risks. We manage our service centers with the goal of maximizing NPS, which we believe maximizes retention. This differentiated level of service has enabled us to earn an NPS of 77 in 2025, a decrease from 89 in 2024 yet 3.5x the 2024 industry average, according to Qualtrics XM Institute and Bain & Company, Inc. Our high degree of client satisfaction drove our 85% Client Retention rate during 2025, which we believe to be among the highest in the industry. Our retention rate is even stronger on a premium basis. In 2025, we retained 90% of the premiums we distributed in 2024. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our service team. By maintaining this strong level of Client Retention, we are able to generate revenue that is highly predictable and recurring in nature.
The combination of expanding total producer count, leveraging technology, and maintaining our commitment to service led to revenue growth of 16% and Total Written Premium growth of 17% in 2025. As of December 31, 2025, our 10-year Total Written Premium CAGR was 39% and our 5-year Total Written Premium CAGR was 33%.

Source: Carrier provided information

Industry trends
We primarily compete in the United States personal lines insurance distribution industry. Personal lines products typically include home, auto, umbrella, motorcycle, flood and recreational insurance. We compete for business on the basis of reputation, client service, product offerings and the ability to tailor our products to the specific needs of a client. There are principally three types of businesses that sell personal lines products:
•Independent agencies (39% personal lines market share in 2024 according to the Independent Insurance Agents & Brokers of America, Inc.). Independent agencies are “independent” of any one Carrier and can offer insurance products from multiple Carriers to their clients. There are approximately 39,000 independent insurance agencies in the United States, according to the 2024 Future One Agency Universe Case Study. Many of the largest insurance agencies, such as Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Marsh & McLennan Companies, Inc. and Willis Towers Watson plc, focus primarily on commercial lines. We believe that we are one of the largest independent insurance agencies focused primarily on personal lines.
•Captive Agencies (35% personal lines market share in 2024 according to the Independent Insurance Agents & Brokers of America, Inc.). Captive Agencies sell products for only one Carrier. The Carrier compensates the Captive Agency through sales commissions based on premiums placed on behalf of clients. The Carrier also provides the Captive Agency with operational support including advertising and certain back office functions. The largest Captive Agencies in the United States include Allstate Corporation, State Farm Mutual Automobile Insurance Company and Farmers Group, Inc.
•Direct distribution (25% personal lines market share in 2024 according to the Independent Insurance Agents & Brokers of America, Inc.). Certain Carriers market their products directly to clients. Historically, this strategy has been most effective for targeting clients who require auto insurance only, with clients seeking bundled solutions relying on advice from independent and Captive Agents. The largest Carriers that sell directly to clients include Berkshire Hathaway Inc. (via GEICO Corp.) and Progressive Corporation. Berkshire Hathaway and Progressive also distribute through independent agencies, including GSHD.
Personal lines insurance agents generate revenues through commissions, which are calculated as a percentage of the total insurance premium placed on behalf of clients, and through fees for other related services. Premiums in the personal lines insurance market have grown consistently with underlying insured values and the overall economy.

Personal lines products (2024)

Auto Premiums
State Farm, 20%
Progressive, 16%
Berkshire Hathaway, 12%
Allstate, 10%
USAA, 6%
Other, 37%

Home Premiums

State Farm, 18%
Allstate, 9%
Liberty Mutual, 7%
USAA, 6%
Farmers, 6%
Other, 54%

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
Our Competitive strengths
We believe that our competitive strengths include the following:
•Highly motivated producers in corporate sales. The agents in corporate sales are fundamentally different than the typical agents in the personal lines industry. The majority of our agents are recent college graduates, whereas 66% of personal lines agents in the industry are over 40 years old, according to Zippia. This gives us a significant advantage both in the short- and long-term. In the short-term, our agents have proven to be especially adept at learning new techniques and mastering new technologies. This has enabled our agents to generate approximately 2.5x as much new business as top performing personal lines agents after three years, according to the 2025 Best Practices Study. Over the long-term, we believe these factors will enable us to avoid the shrinking workforce challenges that many of our competitors face and win an even larger market share from other agencies. According to a 2024 report from Independent Insurance Agents & Brokers of America, Inc., 33% of independent agencies anticipate a change of control within the next five years. We believe an aging industry workforce will create significant disruption in the personal lines distribution industry, and we will be in a position to win displaced clients. Additionally, our corporate sales agents view the success of franchise sales as a potential catalyst to their career trajectories. The support structure that our corporate sales agents provide to our franchise sales agents creates unique career paths in sales management, territory management, and franchise ownership.
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
•Single technology platform with end-to-end business process management. Our operations utilize an innovative proprietary cloud-based technology solution customized to suit our needs. Our technology provides our agents with tools to better manage their sales and marketing activities, and our service center operations with real-time 360-degree visibility of client accounts. Additionally, our technology provides agents with data and analytics which allow them to make smarter business decisions. Importantly, our integrated solution allows us to pivot quickly and upgrade our technology offering as market dynamics change. We believe our single, sales-oriented technology platform is differentiated relative to most insurance agency IT environments that utilize disparate accounting-driven agency management vendors and legacy systems across their operations. Our technology platform has been a key enabler of our rapid growth while also driving efficiencies. One of these efficiencies is service expenses. Our 2025 and 2024 service expenses as a percentage of gross commissions were 2.0x and 3.2x lower than the industry best practice according to the 2025 Best Practices Study, which uses 2024 data. Despite our reduced service expense load, we are able to maintain best in class NPS scores and retention.
•Service centers drive both new and renewal business. Our service centers handle all of our client service and renewals and have achieved a highly differentiated level of service as indicated by our NPS scores of 77 in 2025 and 89 in 2024. Having such a skilled and fully licensed service team provides three tangible benefits to our business: (1) allowing our agents to focus virtually all of their time on cultivating new Referral Partner relationships and winning new business (instead of preserving existing business), (2) generating strong Client Retention that provides a stable source of highly visible and recurring revenue and (3) providing opportunities to earn additional revenue as our service agents are highly trained in cross-selling and generating referral business. Our service agents typically originate significant amounts of New Business Revenue through cross-sale and referral generation. We believe that our service centers will continue to drive a competitive advantage by supporting our industry-leading productivity and our recruiting efforts. We continue to make the necessary technology, staffing and real estate investments in our service centers to support our planned agent hiring, which we believe will allow us to readily scale and increase market share. Each of our service agents can service, on average, a Book of Business that would take a productive sales agent years to generate.
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
◦Mark E. Jones, Jr. services as the Chief Financial Officer and Chief Operating Officer for Goosehead. Mr. Jones joined Goosehead in 2016 as Controller, was promoted to Vice President - Finance in 2020, and Chief Financial Officer in 2022. In 2025, Mr. Jones was also appointed to serve as the Company's Chief Operating Officer. Mr. Jones oversees Goosehead’s finance, operations, and strategic go-to-market revenue generating functions. Mr. Jones made significant contributions in strengthening the finance function leading up to and following the Company’s initial public offering. Mr. Jones also led the development of Goosehead’s enterprise sales business and strategic partnerships, the fastest-growing segment in company history. Prior to joining Goosehead, Mr. Jones worked in Ernst & Young’s Audit practice, primarily focused on financial services companies.
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
•Continue to expand recruiting in corporate sales. In order to grow both corporate sales and franchise sales, we must expand our agent count in corporate sales. We have a highly-developed process for recruiting new agents that we have continually refined over the last decade and that has resulted in higher success rates for our corporate sales agents. We plan to continue to expand our recruiting both on college campuses and targeted internet recruiting campaigns as we grow. Our compensation package for sales agents is very competitive in comparison to other professional services and offers attractive long-term compensation opportunities.
•National penetration of the Franchisees. As of December 31, 2025, we have operating franchises in 43 states covering over 97% of the total US population. We expect to continue growing our market share within these states as we sign and launch new franchises, and as those franchises ramp up their new business production over the course of 2-3 years. As of December 31, 2025, 9% of our operating franchises had less than one year of tenure. Given the anticipated New Business productivity uplift that comes with more years of experience, and the elevated Royalty Fees on renewal business, we believe our franchise sales category is positioned for strong growth and margin expansion. This growth will be further enhanced by our continued national expansion of franchisees. The pace of our national build-out will be aided by the regulatory approvals, product offering approvals and Carrier relationships we have already established across the continental United States.

Franchise tenure profile

•Continue to develop innovative ways to drive productivity. We believe that our agents are already among the most efficient personal lines agents in the industry. Compared to the 2025 Best Practices Study, corporate sales agents with more than three years of tenure averaged 2.5x as much New Business Production per Agent (Corporate) as the industry best practice; franchise sales agents with more than three years of tenure averaged 2x as much New Business Production per Agent (Franchise) as the industry best practice. We believe there is opportunity to further expand productivity. We have historically deployed the intellectual capital accumulated in corporate (including sales practices, client relationship management practices, recruiting practices and technology) into franchisees to optimize new business production. We will continue to innovate going forward in an effort to both better serve our clients and expand our platform.
•Maximize our effectiveness in managing renewal business. We earn significantly larger Royalty Fees from our Franchisees for renewal business than for new business. Additionally, many of our largest expenses are significantly lower for renewal business, such as compensation costs, risk management costs and client development costs. Critical to converting new business into renewal business is strong Client Retention. Our Client Retention effort is led by our service centers, which had a 2025 NPS score of 77, leading to an 85% Client Retention rate and 90% premium retention rate in 2025. The key to maintaining these NPS scores and Client Retention rates is the consistency of personnel in our service centers. Our consistency in service personnel is due to a combination of the opportunities for professional advancement within the Company and the competitive wages we offer; average compensation for service team employees was over $55,000 in 2025.
•Continue to invest in technology to drive efficiencies in all areas of our business. We've made investments in technology to outrun our competitors, and we will continue to find opportunities to utilize technology to widen the gap between us and any nascent competition.
We intend to continue to add productive capacity to our corporate and franchise networks in varied geographies, building new go-to-market motions through enterprise sales and partnerships, and developing new technologies to engage with clients and partners in the ways they find most optimal - be it through agent interaction or digitally direct.
Markets & marketing
We primarily compete in the approximately $533 billion (according to the National Association of Insurance Commissioners Data) U.S. personal lines P&C industry. As a distributor, we compete for business on the basis of reputation, client service, product offerings and the ability to efficiently tailor our products to the specific needs of a client.
Agents in both corporate sales and franchise sales are primarily responsible for acquiring new clients. Agents are encouraged to procure new clients through both relationships with Referral Partners and traditional channels (friends, family, client referrals, inbound inquiries and outbound inquiries), and we give them proprietary tools and technology to leverage our years of experience in successfully executing this go-to-market strategy. Through our enterprise sales component of our corporate team, we help mortgage originators and servicers, real estate professionals, auto, fintech and financial services companies close more business by simplifying the insurance process for their clients – fast accurate quotes from our carrier portfolio with minimal lift. Our integrated tools and responsive agent network ensure clients get timely, tailored coverage aligned with closing timelines or lending requirements.
The Company represents over 200 Carriers, of which 76 provide national coverage. During 2025, two carriers represented more than 10% of total revenue at 19% and 13%.
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
Total operating franchises decreased by 9% to 1,009 in 2025 from 1,103 in 2024, an improvement in franchise turnover compared to the 10% decrease in 2024 from 1,226 in 2023. Franchise sales agent count grew 1% in 2025 compared to 2024. Growing total franchise sales agents is an important growth lever for the business.
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
The applicable licensing laws and regulations in all states are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension, and renewal of licenses. It is our belief that we are in compliance with the applicable licensing laws and regulations of all states in which we currently operate. However, the possibility still exists that we and/or our employees could be excluded or temporarily suspended from carrying on some or all of our activities in, or could otherwise be subjected to penalties by, a particular jurisdiction.
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
Human Capital
Our workforce is our most important asset and a key competitive advantage in our industry. Imperative to our continued success, and the primary reason for our decision to go public in 2018, is our ability to attract and retain the most talented individuals available. In May 2025, we hired our first Chief Human Resources Officer (CHRO), reflecting our commitment to aligning our people strategy with our ambitious business goals. The CHRO role focuses on:

•Developing innovative programs to attract, develop and retain top talent.
•Strengthening the high-performance culture with an emphasis on our principles of meritocracy and servant leadership.
•Leveraging advanced technologies and data-driven decision-making to enhance workforce productivity.
•Building on and enhancing Goosehead’s human resources infrastructure to support aggressive, long-term growth in personal lines insurance.

We will continue to strive for a one-of-a-kind company culture and offer a competitive compensation and benefits package, which includes health insurance, a 401(k) plan, an Employee Stock Purchase Program, and the potential for option awards. As of December 31, 2025, we had approximately 1.6 thousand full-time and no part-time employees. Our Franchisees are independent businesses, and we do not control the essential terms and conditions of employment for their employees; therefore, neither our Franchisees nor their employees are included in our employee count. We believe that we have a positive relationship with our employees and we conduct regular engagement and outreach with our workforce. None of our employees are represented by a union.
Learning and Development
Goosehead utilizes a training curriculum for all incoming recruits and supports ongoing professional development of our employees. We conduct weekly virtual webinars for both our corporate and franchise agents to provide ongoing training and mentoring. Each week, we highlight a key skill around our products, sales processes, or professional development. We also host week-long onsite training courses at our corporate headquarters.

We regularly reach out to our employees and franchise partners by conducting in-person town halls across various geographic locations in the United States. This feedback loop is extremely valuable and often results in near real-time updates to our operating platform to deliver better service and business processes to our agent network.
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
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics policy that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The full text of our code of business conduct and ethics policy is available on our website at https://ir.gooseheadinsurance.com/governance/documents-and-charters. Any waiver of the code for directors or executive officers may be made only by our Board of Directors or a board committee to which the board has delegated that authority and will be promptly disclosed to our shareholders as required by applicable U.S. federal securities laws and the corporate governance rules of the Nasdaq Global Select Market. Amendments to the code must be approved by our Board of Directors and will be promptly disclosed (other than technical, administrative, or non-substantive changes). Any amendments to the code, or any waivers of its requirements for which disclosure is required, will be disclosed on our website.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at ir.gooseheadinsurance.com when such reports are made available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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
•Changes in prevailing interest rates or U.S. monetary policies that affect interest rates could adversely affect our ability to generate new business.
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
•Conditions impacting Carriers or other parties with whom we do business may impact us.
•Competition in our industry is intense and if we are unable to compete effectively, we may lose clients and our financial results may be negatively affected.
•Our business is dependent upon information processing systems and facilities. Security breaches, cyberattacks or other similar incidents with respect to our or our third-party service providers' or vendors' information processing systems or facilities may damage our reputation and negatively impact client retention and carrier, franchise, and Referral Partner relationships.
•Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
•If we are unable to effectively apply technology and related tools to drive value for our clients or gain internal efficiencies and effective internal controls, our operating results, client relationships, growth, and compliance programs could be adversely affected.
•Damage to our reputation could have a material adverse effect on our business.
•Increasing scrutiny and changing expectations from investors, clients, and our employees with respect to our corporate responsibility and stakeholder interest practices may impose additional costs on us or expose us to new or additional risks.
•Our inability to retain or hire qualified employees, as well as the loss of any of our executive officers, could negatively impact our ability to retain existing business and generate new business.
•The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition, results of operations and cash flows.
•Non-compliance with or changes in laws, regulations, or licensing requirements applicable to us could restrict our ability to conduct our business.
•Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.
•We derive a significant portion of our commission revenues from a limited number of Carriers, the loss of which would result in additional expense and loss of market share.

•Our business may be harmed if we lose our relationships with Carriers, fail to maintain good relationships with Carriers, become dependent upon a limited number of Carriers, or fail to develop new Carrier relationships
•The failure by Mark Jones and Robyn Jones to maintain either a minimum voting interest in us or the ability to elect or designate for election at least a majority of our board of directors could trigger a change of control default under our Credit Agreement.
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
•Failure to support our expanding franchise system could have a material adverse effect on our business, financial condition, or results of operations.
•Our franchising activities are subject to a variety of state and federal laws and regulations regarding franchises, and any failure to comply with such existing or future laws and regulations could adversely affect our business.
•We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.
Risks relating to intellectual property, data privacy, and cybersecurity
•Infringement, misappropriation, or other violation of our intellectual property and other proprietary rights by third parties could harm our business.
•Failure to obtain, maintain, protect, defend, or enforce our intellectual property and other proprietary rights, or allegations that we have infringed, misappropriated, or otherwise violated the intellectual property and other proprietary rights of others, could harm our reputation, ability to compete effectively, financial condition, and business.
•Improper disclosure of confidential, personal or proprietary information, whether due to human error, misuse of information by employees or vendors, or as a result of security breaches, cyberattacks or other similar incidents with respect to our or our service providers' or our vendors’ systems, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.
Risks relating to our organizational structure
•We are a holding company and our principal asset is our 67% ownership interest in Goosehead Financial, LLC, and we are accordingly dependent upon distributions from Goosehead Financial, LLC to pay dividends, if any, taxes, make payments under the tax receivable agreement, and pay other expenses.
•In certain circumstances, Goosehead Financial, LLC will be required to make distributions to us and the other holders of LLC Units, and the distributions that Goosehead Financial, LLC will be required to make may be substantial.
•We have Pre-IPO LLC Members who own a significant portion of our common stock and whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.
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
Factors, such as business revenue, economic conditions, including adverse conditions resulting from uncertainty concerning government shutdowns, debt ceilings or funding, the volatility and strength of the capital markets, increased rates of inflation, uncertain levels of interest rates, and public health emergencies can affect the business and economic environment. For example, in 2025, the global economic environment was characterized by international trade uncertainty, inflationary pressures, sustained elevated interest rates, weak housing markets, natural disasters and extreme weather events, recessionary fears, and geopolitical uncertainty regarding the ongoing conflict in Ukraine, tensions across the Taiwan Strait, and hostilities in the Middle East and their impact on global security and markets.
The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue, and asset values. In addition, an increase in client preference for car- and ride-sharing services, as opposed to automobile ownership, may result in a long-term reduction in the number of vehicles per capita, and consequently the automobile insurance industry. Downward fluctuations in the year-over-year insurance premium charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our business as a significant portion of the earnings are determined as a percentage of premium charged to our clients. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance business. Also, some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our collectability of receivables or our clients may have less need for insurance coverage, cancel existing insurance policies, modify their coverage, or not renew the policies they hold with us. In addition, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns, also adversely affecting our brokerage business. A decline in economic activity could have a material adverse effect on our business, financial condition, and results of operations.
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
Moreover, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense if we decide to refinance our existing long-term borrowings, in particular the Credit Agreement, or incur any additional indebtedness. Additionally, this may impact the market for new homes, which could adversely impact our leadflow of new home purchase clients. Conversely, lower levels of inflation in the future may reduce our revenue growth by slowing the increase in insurable asset values.
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
We derive most of our revenue from commissions and fees for our brokerage services. We do not determine the insurance premiums on which our commissions are generally based. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time. In addition, there have been and may continue to be (including as a result of substantial increases in insurance premiums) various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups, and non-insurance capital markets-based solutions to traditional insurance. Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than a percentage of premium. This could negatively impact us because fees are generally not indexed for inflation and might not increase with premiums as commissions do or with the level of service provided.
As traditional risk-bearing Carriers continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those Carriers may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to precisely forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments, and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect our business, financial condition, and results of operations.
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
The commission rates are set by Carriers and are based on the premiums that the Carriers charge. The potential for changes in premium rates is significant, due to pricing cyclicality in the insurance market. In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity. Capacity could also be reduced by Carriers failing or withdrawing from writing certain coverages that we offer our customers. Commission rates and premiums can change based on prevailing legislative, economic and competitive factors that affect Carriers. These factors, which are not within our control, include the capacity of Carriers to place new business, underwriting and non-underwriting profits of Carriers, client demand for insurance products, the availability of comparable products from other Carriers at a lower cost, and the availability of alternative insurance products, such as government benefits and self-insurance products, to clients. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on our business, financial condition, and results of operations.
Contingent Commissions we receive from Carriers are less predictable than standard commissions, and any decrease in the amount of the commissions we receive could adversely affect our results of operations.
A portion of our revenues consists of Contingent Commissions we receive from Carriers. Contingent Commissions are paid by Carriers based upon the profitability, volume, and/or growth of the business placed with such companies during the prior year. If, due to the current economic environment or for any other reason, we are unable to meet Carriers’ profitability, volume or growth thresholds, or Carriers increase their estimate of loss reserves (over which we have no control), actual Contingent Commissions we receive could be less than anticipated, which could adversely affect our business, financial condition and results of operations.
Our business is subject to risks related to legal proceedings and governmental inquiries.
We are subject to litigation, regulatory investigations, and claims arising in the normal course of our business operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. While we have insurance coverage for some of these potential claims, others may not be covered by insurance, insurers may dispute coverage, or any ultimate liabilities may exceed our coverage.
We may be subject to actions and claims relating to the sale of insurance, including the suitability of such products and services. Actions and claims may result in the rescission of such sales; consequently, Carriers may seek to recoup commissions paid to us, which may lead to legal action against us. The outcome of such actions cannot be predicted, and such claims or actions could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to laws and regulations, as well as regulatory investigations. The insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of Contingent Commissions by insurance brokers and agents from Carriers and the extent to which such compensation has been disclosed, the collection of Agency Fees, bid rigging, and related matters. From time to time, our subsidiaries received informational requests from governmental authorities. We have cooperated and will continue to cooperate fully with all governmental agencies.
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
We cannot predict the impact that any new laws, rules, or regulations may have on our business and financial results. Given the current regulatory environment and the number of our subsidiaries operating in local markets throughout the country, it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Regulators may raise issues during investigations, examinations, or audits that could, if determined adversely, have a material impact on us. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. We could also be materially adversely affected by any new industry-wide regulations or practices that may result from these proceedings.
Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, we could be required to pay fines, damages, and other costs, perhaps in material amounts. Regardless of final costs, these matters could have a material adverse effect on us by exposing us to negative publicity, reputational damage, harm to client relationships, or diversion of personnel and management resources.
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
The business of providing insurance products and services is highly competitive and we expect competition to intensify. We compete for clients on the basis of reputation, client service, program and product offerings, and our ability to tailor products and services to meet the specific needs of a client.
We actively compete with numerous integrated financial services organizations as well as Carriers and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners, and broker-dealers. Competition may reduce the fees that we can obtain for services provided, which would have an adverse effect on revenue and margins. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. The financial services industry may experience further consolidation, and we therefore may experience increased competition from Carriers and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services. In addition, a number of Carriers are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to brokers or other market intermediaries. Furthermore, we compete with various other companies that provide risk-related services or alternatives to traditional insurance services, including Insurtech start-up companies, which are focused on using technology and innovation, including artificial intelligence, machine learning, digital platforms, data analytics, robotics, and blockchain, to simplify and improve the client experience, increase efficiencies, alter business models, and effect other potentially disruptive changes in the industries in which we operate.
In addition, in recent years, private equity sponsors have invested tens of billions of dollars into the insurance sector, transforming existing players and creating new ones to compete with large brokers. These new competitors, alliances among competitors, or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies, or provide services that gain greater market acceptance than the services that we offer or develop. Competitors may be able to respond to the need for technological changes and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth, and compete for market share more effectively than we do. To respond to increased competition and pricing pressure, we may have to lower the cost of our services or decrease the level of service provided to clients, which could have an adverse effect on our business, financial condition, and results of operations.
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
•Climate-change regulation in the U.S. and around the world moving us toward a low-carbon economy, which could create new competitive pressures around innovative insurance solutions; and
•Increased competition from new market participants such as banks, accounting firms, consulting firms, and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms.
New competition as a result of these or other competitive or industry developments could cause the demand for our products and services to decrease, which could in turn adversely affect our business, financial condition, and results of operations.
Our business, financial condition, and results of operations may be negatively affected by E&O claims.
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
We have errors and omissions insurance coverage to protect against the risk of liability resulting from our alleged and actual errors and omissions. Prices for this insurance and the scope and limits of the coverage terms available are dependent on our claims history as well as market conditions that are outside of our control. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature, or magnitude of claims for direct or consequential damages or whether our errors and omissions insurance will cover such claims.
In establishing liabilities for E&O claims, we utilize case level reviews by inside and outside counsel and an internal analysis to estimate potential losses. The liability is reviewed annually and adjusted as developments warrant. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on our results of operations, financial condition, or cash flow in a given quarterly or annual period.
Our business is dependent upon information processing systems and facilities. Security breaches, cyberattacks, or other similar incidents with respect to our or our third-party service providers' or vendors' information processing systems or facilities may damage our reputation and negatively impact client retention and carrier, franchise, and Referral Partner relationships.
Our ability to provide insurance services to clients and to create and maintain comprehensive tracking and reporting of client accounts depends on our capacity to store, retrieve, transmit, and otherwise process data, manage significant databases and data hygiene, and expand and periodically upgrade our information processing capabilities. As our operations evolve, we will need to continue to make investments in new and enhanced information systems and facilities. As our information system providers revise and upgrade their hardware, software, and equipment technology, we may encounter difficulties in integrating these new technologies into our business. Interruption or loss of our information processing capabilities or adverse consequences from implementing new or enhanced systems and facilities could have a material adverse effect on our business, financial condition, and results of operations.
In the course of providing financial services, we may electronically store, retrieve, transmit, or otherwise process personal information (including sensitive personal information), such as social security numbers or credit card or bank information, of clients or employees of clients. Security breaches, cyberattacks, or other similar incidents, including infiltration by unauthorized persons of our network security, could cause interruptions in operations and damage to our reputation, among other adverse impacts. While we maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information, we cannot entirely eliminate the risk of security breaches, cyberattacks, or other similar incidents, including improper access to or disclosure of personal information, nor the related costs we incur to mitigate the consequences from such events. Techniques used to obtain unauthorized access or to sabotage systems and facilities change frequently. For example, such attackers have used artificial intelligence to launch more targeted, automated, and coordinated attacks against targets. Data privacy and cybersecurity laws, rules, and regulations are matters of growing public concern and are continuously changing in the states in which we operate. The failure to adhere to or successfully implement procedures to respond to these laws, rules, and regulations could result in legal liability or impairment to our reputation.
Further, despite security measures taken by us and our third-party service providers and vendors, our systems and facilities and those of our third-party service providers and vendors have been, and may in the future be vulnerable to security breaches, cyberattacks, and other similar incidents. Additionally, we or our third-party service providers and vendors may face additional strain on our or their systems and facilities due to aging or end-of-life technology that we or they have not yet updated or replaced. In the event our systems or facilities, or those of our third-party service providers and vendors, are infiltrated or damaged, we and our clients could experience, data loss, litigation, reputational harm, regulatory action, financial loss and significant business interruption, which may lead to a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant additional resources to modify protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications.
We rely on the availability and performance of information technology services and systems provided by third parties.
While we maintain some of our critical information technology systems, we are also dependent on third-party service providers and vendors, including Salesforce.com, to provide important information technology services and systems relating to, among other things, agency management services, sales and service support, electronic communications, and certain finance functions. If the service providers and vendors to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers and vendors. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through a security breach, or the loss of confidential proprietary or personal data (including sensitive personal data) through a security breach, or otherwise. While we or our third-party service providers or vendors have not experienced any significant disruption, failure, or breach impacting our or their information technology systems, any such disruption, failure, or breach could adversely affect our business, financial condition, reputation, and results of operations. Any contractual protections we may have from our third-party service providers and vendors may not be sufficient to adequately protect us from any liabilities or losses, and we may be unable to enforce any such contractual protections. Moreover, while we generally perform cybersecurity due diligence on our key service providers and vendors, because we do not control our service providers and vendors and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws, regulations, rules, industry standards or contractual obligations, we may be held responsible for security breaches, cyberattacks or other similar incidents attributed to our service providers and vendors as they relate to the information we share with them. This could cause harm to our reputation, create legal exposure, or subject us to liability under applicable laws, regulations, rules, industry standards, and contracts, resulting in increased costs or loss of revenue.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, public health crises such as the COVID-19 pandemic, protest or riot, security breach, cyberattack or other similar incident, power loss, telecommunications failure, or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing backup systems provide us with some degree of flexibility, we still can experience near-term operational challenges in particular areas of our operations. We could potentially lose key executives, personnel, or client data or experience material adverse interruptions to our operations or delivery of services to clients in a disaster recovery scenario. We may experience additional disruption due to system upgrades, outages, or an increase in remote work. Our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.
We utilize artificial intelligence, which could expose us to liability or adversely affect our business.
We utilize artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content (collectively, “AI”) in connection with our business. There are significant risks involved in utilizing AI and no assurance can be provided that our use of such AI will enhance our products or services or produce the intended results. For example, the data and algorithms on which AI relies, as well as the output generated by AI, may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, operational, reputational, or other challenges; the use of AI has resulted in, and may in the future result in, security breaches, cyberattacks and other similar incidents; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. Additionally, if any of our employees, service providers or vendors use any third-party AI-powered tools in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information into publicly available or other third-party training sets, which may impact our ability to realize the benefit of our confidential information. Further, any output generated by us using AI may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such output. If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputation harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy, or other rights, or contracts to which we are a party.
In addition, regulation of AI is rapidly evolving as legislators and regulators are increasingly focused on these powerful emerging technologies and as they remain the object of intense geostrategic competition. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, client protection, trade and export controls, competition, and equal opportunity laws and regulations, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, their platform moderation, data privacy, and cybersecurity laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions.
Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.
If we are unable to effectively apply technology and related tools to drive value for our clients or gain internal efficiencies and effective internal controls, our operating results, client relationships, growth, and compliance programs could be adversely affected.
Our future success depends, in part, on our ability to anticipate and respond effectively to the threat of, and the opportunity presented by, digital disruption and other technology change. These may include new applications or insurance-related services based on AI, machine learning, robotics, blockchain, or new approaches to data mining. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, Insurtech start-up companies, and others. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences, and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. Our technological development projects may also not deliver the benefits we expect once they are completed or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth, and compliance programs.
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
Our reputation is one of our key assets. We advise our clients on and provide services related to a wide range of subjects, and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. If a client is not satisfied with our services, it could cause us to incur additional costs and impair profitability or lose the client relationship altogether, which may negatively impact other clients’ perception regarding us. Our success is also dependent on maintaining a good reputation with existing and potential employees, investors, regulators, and the communities in which we operate. Negative perceptions or publicity regarding these or other matters, including our association with clients or business partners who themselves have a damaged reputation, or from actual or alleged conduct by us or our employees, could damage our reputation. Any resulting erosion of trust and confidence among existing and potential clients, regulators and other parties important to the success of our business could make it difficult for us to attract new clients and maintain existing ones, which could have a material adverse effect on our business, financial condition, and results of operations.
Increasing scrutiny and changing expectations from investors, clients, and our employees with respect to our corporate responsibility and stakeholder interest practices may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, employees, and clients, on corporate responsibility and stakeholder interest issues such as environmental stewardship, climate change, diversity and workplace inclusion, pay equity, racial justice, workplace conduct, and cybersecurity and data privacy. There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Negative public perception, adverse publicity, or negative comments in social media, including as a result of actions taken by companies we acquire before acquisition, could damage our reputation or harm our relationships with regulators and the communities in which we operate if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact employee engagement and retention and the willingness of clients and Carriers to do business with us. In addition, there exists certain negative sentiment about some individuals and government institutions related to corporate responsibility and stakeholder interests, and we may also face scrutiny, reputational risk, lawsuits, or market access restrictions from these parties regarding these initiatives.
In 2024, we released a report on our corporate responsibility and stakeholder interest activities that incorporates the guidelines of the Sustainability Accounting Standards Board (SASB) and our own assessments and priorities. We expect to continue to make similar disclosures in the future. It is possible that stakeholders may not be satisfied with our corporate responsibility and stakeholder interest practices or the speed of their adoption. Actual or perceived shortcomings with respect to such initiatives and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various corporate responsibility and stakeholder interest practices.
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
Climate risks, including the risk of an economic crisis, risks associated with the physical effects of climate change and disruptions caused by the transition to a low-carbon economy, could adversely affect our business, results of operations, and financial condition.
Concerns regarding the effects of climate change on the global environment have led governmental bodies to adopt laws and regulations aimed at reducing greenhouse gas emissions and other measures to mitigate the impact of climate change. As a result, the global business community has increased its political and social awareness surrounding the issue. At various times, the U.S. Congress, state legislatures, and federal and state regulatory agencies have adopted or proposed legal requirements and other initiatives to combat climate change. Climate change legislation or regulation could cause us to incur increased costs and capital expenditures to comply, which may impact our financial condition and operating performance.
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
Furthermore, climate change may pose physical risks to our business, since it may exacerbate the frequency and intensity of unfavorable weather conditions, such as fires, hurricanes, tornadoes, drought, water shortages, rainfall, and unseasonal warmth. Overall, climate change, its effects, and the resulting unknown impact could have a material adverse effect on our financial condition and results of operations.
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
If any of our key professionals were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. Our key personnel are currently prohibited by contract from soliciting our employees and customers and from competing in our industry in the vicinity of the Company office at which such key personnel member was employed for a period of two years following separation from employment with us. However, there can be no assurance that we will be successful in enforcing these contracts. In addition, in the past, the FTC voted to publish a proposed rule that, if given effect, would impose a near-complete ban on employers offering, entering, and maintaining non-compete agreements with their workers, by defining such arrangements as per se methods of unfair competition. Although such rule was ultimately abandoned by the FTC, there can be no assurance that a similar rule is not introduced in the future. Any such or similar rule could have a material adverse effect on our ability to retain key personnel and existing business, and on our ability to generate new business.
In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders, including our founders, executives, and key personnel. We currently do not maintain key person insurance on these individuals. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel in any circumstance, including, any limitation on the performance of their duties or short- or long-term absence as a result of an acute illness, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, financial condition and results of operation.
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition, results of operations and cash flows.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns, and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, security breaches, cyberattacks and other similar incidents, explosions and biological, chemical, or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. For example, in 2025 Southern California was affected by wildfires and Central Texas experienced severe floods. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our Carriers, making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. Any increases in loss ratios due to natural or man-made disasters could impact our Contingent Commissions, which are primarily driven by both growth and profitability metrics. The risk of business disruption is more pronounced in certain geographic areas, including Texas, California, Florida, and Illinois, where a significant portion of our business is concentrated. See “Because our business is highly concentrated in Texas, California, Florida, and Illinois, adverse economic conditions, natural disasters, or regulatory changes in these states could adversely affect our financial condition."
A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us.
Non-compliance with or changes in laws, regulations, or licensing requirements applicable to us could restrict our ability to conduct our business.
The industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local jurisdiction. In general, these regulations are designed to protect clients, policyholders, and insureds and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal regulatory bodies and other regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity, and damage to our reputation in the marketplace. There can be no assurance that we will be able to adapt effectively to any changes in law. Furthermore, in some areas of our businesses, we act on the basis of our own or the industry's interpretations of applicable laws or regulations, which may conflict from state to state. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. In addition, we could face lawsuits by clients, insureds, and other parties for alleged violations of certain of these laws and regulations. It is difficult to predict whether changes resulting from new laws and regulations, as well as changes in interpretation of current laws and regulations, will affect the industry or our business and, if so, to what degree.
Employees and principals who engage in the solicitation, negotiation, or sale of insurance, or provide certain other insurance services, generally are required to be licensed individually. Insurance and laws and regulations govern whether licensees may share commissions with unlicensed entities and individuals. We believe that any payments we make to third parties are in compliance with applicable laws. However, should any regulatory agency take a contrary position and prevail, we will be required to change the manner in which we pay fees to such employees or principals or require entities receiving such payments to become registered or licensed.
State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect our business. These supervisory agencies regulate many aspects of the insurance business, including, the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising, and compensation arrangements entered into by insurance brokers and agents. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance; and by limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, and the form of compensation we can accept from our clients, Carriers, and third parties. Moreover, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers.
Federal, state, and other regulatory authorities have focused on, and continue to devote substantial attention to, the insurance industry as well as to the sale of products or services to seniors. Regulatory review or the issuance of interpretations of existing laws and regulations may result in the enactment of new laws and regulations that could adversely affect our operations or our ability to conduct business profitably. We are unable to predict whether any such laws or regulations will be enacted and to what extent such laws and regulations would affect our business.
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
In connection with the implementation of our corporate strategies, we face risks associated with the acquisition or disposition of businesses, the entry into new lines of business, the integration of acquired businesses, and the growth and development of these businesses.
In pursuing our corporate strategy, we may acquire other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses. If a proposed transaction is not consummated, the time and resources spent in researching it could adversely result in missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition-related charges, or that we will be able to reduce overhead related to the divested assets.
From time to time, either through acquisitions or internal development, we may enter new lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services may present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful; the possibility that marketplace does not accept our products or services, or that we are unable to retain clients that adopt our new products or services; and the risk of additional liabilities associated with these efforts. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, integrating the acquired business into our systems and culture, recruiting professionals, and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, financial condition, and results of operations.
We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.
As of December 31, 2025, we had total consolidated debt outstanding of approximately $298.5 million collateralized by substantially all of the Company’s assets, including rights to future commissions. In the year ended December 31, 2025, we had debt servicing costs of $124.4 million, comprised of $100.2 million for refinancing activities, $1.5 million of scheduled paydowns, and $22.7 million of interest. In the year ended December 31, 2024, we had debt servicing costs of $16.8 million, comprised of $9.4 million of scheduled paydowns, and $7.3 million of interest (see "Note 9. Debt" in the consolidated financial statements included herein). The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control, such as an environment of rising or continuously high interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.
The Credit Agreement dated January 8, 2025 (as amended, "the Credit Agreement") governing our debt contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments and require us to comply with certain financial covenants. The restrictions in the Credit Agreement governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. In addition, our variable rate debt, including our Credit Agreement, which bears interest on a floating basis tied to the Secured Overnight Finance Rate ("SOFR"), exposes us to interest rate risk including variable rate exposure resulting from changes to the SOFR. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even if the amount borrowed remained the same. To the extent that interest rate risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations. A failure to comply with the restrictions under the Credit Agreement could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition and results of operations.
Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.
We prepare our consolidated financial statements in accordance with GAAP. These accounting principles require us to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues, and expenses in our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to accounting under Topic 606. We periodically evaluate our assumptions, estimates and judgment. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. Such assumptions, estimates or judgments, however, are subjective and could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.
Because our business is highly concentrated in Texas, California, Florida, and Illinois, adverse economic conditions, natural disasters, or regulatory changes in these states could adversely affect our financial condition.
A significant portion of our business is concentrated in Texas, California, Florida, and Illinois. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Texas, where our headquarters and several offices are located, and Florida), earthquakes, power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or man-made disasters. For example, in 2025 Southern California was affected by wildfires and Central Texas experienced severe floods. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.
Changes in tax laws could impact our operations and profitability.
Changes in tax laws could impact our operations and profitability. For example, the Tax Cuts and Jobs Act (the “Tax Reform Act”), which was signed into law 2017, made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the top federal income rate was reduced to 37%, special rules reduced the taxation of certain income earned through pass-through entities and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year, decreasing the mortgage interest deduction on new homes to $750,000 and eliminating the home equity line of credit interest deduction for loans that are not considered home acquisition debt. In 2025, many of the changes of the Tax Reform Act were made permanent with the adoption of the One Big Beautiful Bill Act (the “OBBBA”). In addition, the OBBBA increased the deduction for state and local taxes to $40,000 per year, subject to certain conditions and expiration in 2029.
Our homeowner and dwelling property lines of business comprised 63% of our premiums in 2025 and a majority of our new accounts are sourced by referral sources tied to home closing transactions. As we expand our franchise pipeline into new geographies that are located in high tax jurisdictions, we cannot guarantee our ability to grow our client base at the same pace as our existing geographies and generate new business if there is lower demand in the housing market as a consequence of the Tax Reform Act or future changes in tax rules.
We derive a significant portion of our commission revenues from a limited number of Carriers, the loss of which would result in additional expense and loss of market share.
In 2025, two Carriers represented more than 10% of total revenue at 19% and 13%. In 2024, three Carriers represented more than 10% of total revenue at 19%, 15%, and 10%. In 2023, two Carriers represented more than 10% of total revenue at 16% and 12%. Should any of these Carriers seek to terminate its arrangements with us, we could be forced to move our business to another Carrier and some additional expense and loss of market share could possibly result. The 2025 wildfires in Southern California and severe floods in Central Texas could materially affect Carriers and could result in diminished Carrier capacity.
Our business may be harmed if we lose our relationships with Carriers, fail to maintain good relationships with Carriers, become dependent upon a limited number of Carriers, or fail to develop new Carrier relationships.
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
In the future, it may become necessary for us to offer insurance products from a reduced number of Carriers or to derive a greater portion of our revenues from a more concentrated number of Carriers as our business and the insurance industry evolve. Should our dependence on a smaller number of Carriers increase, whether as a result of the termination of Carrier relationships, Carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our Carriers, particularly in states where we offer insurance products from a relatively small number of Carriers or where a small number of Carriers dominate the market. The termination, amendment, or consolidation of our relationship with our Carriers could harm our business, financial condition, and results of operations.
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
We rely in part on our Franchisees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective Franchisees, we cannot be certain that our Franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas and state franchise laws may limit our ability to terminate or modify these Franchise Agreements. Moreover, despite our training, support and monitoring, Franchisees may not successfully operate in a manner consistent with our standards and requirements or may not hire and train qualified personnel. The failure of our Franchisees to operate their franchises successfully could have a material adverse effect on us, our reputation, our brand, and our ability to attract prospective Franchisees and could materially adversely affect our business, financial condition, or results of operations.
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
Failure to support our expanding franchise system could have a material adverse effect on our business, financial condition, or results of operations.
Our growth strategy depends in part on expanding our franchise network, which will require the implementation of enhanced business support systems, management information systems, financial controls and other systems and procedures as well as additional management, franchise support, and financial resources. We may not be able to manage our expanding franchise system effectively. Failure to provide our Franchisees with adequate support and resources could materially adversely affect both our new and existing Franchisees as well as cause disputes between us and our Franchisees and potentially lead to material liabilities. Any of the foregoing could materially adversely affect our business, financial condition, and results of operations.
Our franchising activities are subject to a variety of state and federal laws and regulations regarding franchises, and any failure to comply with such existing or future laws and regulations could adversely affect our business.
The sale of franchises is regulated by various state laws as well as by the FTC. The FTC requires that franchisors make extensive disclosure to prospective Franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate Franchise Agreements or to withhold consent to the renewal or transfer of these agreements. We believe that our franchising procedures, as well as any applicable state-specific procedures, comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer new Franchise Agreements. However, noncompliance could reduce anticipated revenue, which in turn may materially and adversely affect our business, financial condition, and results of operations.
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
In addition, litigation against a Franchisee or its affiliated sales agents by third parties, whether in the ordinary course of business or otherwise, may also include claims against us for liability by virtue of the franchise relationship. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, financial condition, and results of operations. Franchisees may fail to obtain insurance naming Goosehead Insurance, Inc. as an additional insured on such claims. In addition to increasing Franchisees’ costs and limiting the funds available to pay us contractual fees and reducing the execution of new Franchise Agreements, claims against us (including vicarious liability claims) divert our management resources and could cause adverse publicity, which may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business, financial condition, and results of operations.

We may not be able to manage growth successfully.
In order to successfully expand our business, we must effectively recruit, develop, and motivate new Franchisees, and we must maintain the beneficial aspects of our corporate culture. We may not be able to hire new employees with the expertise necessary to manage our growth quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully develop our Franchisees, our Franchisee and employee morale, productivity and retention could suffer, and our brand and results of operations could be harmed. Effectively managing our potential growth could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our brand and results of operations could be adversely affected.
Risks relating to intellectual property, data privacy and cybersecurity
Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to grow our business, particularly in new markets where we have limited brand recognition.
We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting, and enhancing the “Goosehead Insurance” brand is critical to growing our business, particularly in new markets where we have limited brand recognition. If we do not successfully build and maintain a strong brand, our business could be materially harmed or result in an inability to grow or maintain our brand.
Infringement, misappropriation, or other violation of our intellectual property and other proprietary rights by third parties could harm our business.
We believe that our "Goosehead Insurance" trademark has significant value and that this and other intellectual property and other proprietary rights are valuable assets that are critical to our success. Unauthorized uses or other infringement, misappropriation, or other violation of our trademarks, service marks, intellectual property, or other proprietary rights could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market in which we operate. Additionally, we cannot guarantee that future trademark registrations for pending or future applications will issue, or that any registered trademarks will be enforceable or provide adequate protection of our intellectual property and other proprietary rights. The United States Patent and Trademark Office and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands. Failure to adequately obtain, maintain, protect, defend, and enforce our intellectual property and other proprietary rights could damage our brand and impair our ability to compete effectively.
Even where we have effectively secured statutory protection for our trademarks and other intellectual property and other proprietary rights, our competitors and other third parties may infringe, misappropriate, or otherwise violate our intellectual property and other proprietary rights. In the course of litigation, or as a preventative measure, such competitors and other third parties may attempt to challenge the scope of our rights or invalidate our intellectual property and other proprietary rights. If such challenges were to be successful, it could limit our ability to prevent others from using similar marks or designs, which may ultimately result in a reduced distinctiveness of our brand in the minds of clients. Defending or enforcing our trademark rights, branding practices and other intellectual property and other proprietary rights could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results, even if such defense or enforcement is ultimately successful.
Failure to obtain, maintain, protect, defend, or enforce our intellectual property and other proprietary rights, or allegations that we have infringed, misappropriated, or otherwise violated the intellectual property and other proprietary rights of others, could harm our reputation, ability to compete effectively, financial condition and business.
Our success and ability to compete depends in part on our ability to obtain, maintain, protect, defend, and enforce our intellectual property and other proprietary rights. To protect our intellectual property and other proprietary rights, we rely on a combination of trademark and copyright laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, employees, clients, strategic partners, and others. However, such measures provide only limited protection and the steps that we take to protect our intellectual property and other proprietary rights may be inadequate to deter infringement, misappropriation or other violation of our intellectual property or other proprietary rights. In addition, we may be unable to detect such infringement, misappropriation, or other violation of our intellectual property or other proprietary rights. Policing such infringement, misappropriation, or other violation of our intellectual property or other proprietary rights is difficult, expensive, and time-consuming, and we may be required to spend significant resources to monitor, maintain, protect, defend, and enforce our intellectual property and other proprietary rights.
Failure to obtain, maintain, protect, defend, and enforce our intellectual property and other proprietary rights adequately could harm our reputation and affect our ability to compete effectively. In addition, even if we initiate litigation against third parties, such as suits alleging infringement, misappropriation, or other violation of our intellectual property and other proprietary rights, we may not prevail. Litigation brought to maintain, protect, defend, and enforce our intellectual property and other proprietary rights could be costly, time-consuming, and distracting to management. Our efforts to maintain, protect, defend, and enforce our intellectual property and other proprietary rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property and other proprietary rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property and other proprietary rights at risk of being invalidated or interpreted narrowly and could put our related intellectual property at risk of not issuing or being cancelled or narrowed in scope. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Meanwhile, third parties may assert intellectual property-related claims against us, including claims of infringement, misappropriation, or other violation of their intellectual property and other proprietary rights, which may be costly to defend, could require the payment of damages, legal fees, settlement payments, royalty payments and other costs or damages, including treble damages if we are found to have willfully infringed certain types of intellectual property, and could limit our ability to use or offer certain technologies, products or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time and divert management’s resources, time, and attention from other business concerns. Moreover, other companies, including our competitors, may have the capability to dedicate substantially greater resources to enforce their intellectual property and other proprietary rights and to defend claims that may be brought against them. Successful challenges against us could require us to modify (which could require significant time and expense) or discontinue our use of technology or business processes where such use is found to infringe, misappropriate, or otherwise violate the rights of others, or require us to purchase costly licenses from third parties, which may not be available on commercially reasonable terms, or at all. Even if a license is available to us, it could be non-exclusive thereby giving our competitors and other third parties access to the same technologies licensed to us, and we may be required to pay significant upfront fees, milestone payments or royalties, which would increase our operating expenses. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Improper disclosure of confidential, personal or proprietary information, whether due to human error, misuse of information by employees or vendors, or as a result of security breaches, cyberattacks or other similar incidents with respect to our or our service providers' or vendors’ systems, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.
We maintain confidential, personal, and proprietary information relating to our company, our employees, and our clients. This information includes personally identifiable information, protected health information, and financial information. We are subject to laws, regulations, rules, industry standards, contractual obligations and other legal obligations relating to the collection, use, retention, security, transfer, disclosure, and other processing of this information. These requirements apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party service providers and vendors.
Security breaches, cyberattacks and other similar incidents, including, among other things, computer viruses, denial of service or information attacks, worms, ransomware attacks, credential stuffing, social engineering, human error, fraud, unauthorized parties gaining access to our information technology systems, theft, malfeasance or improper access by employees or vendors, malware attacks, phishing campaigns, vulnerability exploit attempts, software or hardware failure and damage from natural disasters, infrastructure failures, terrorist attacks, power loss and physical break-ins, could disrupt the security of our internal systems and business applications or those of our third-party service providers and vendors and impair our ability to provide services to our clients and protect the privacy of their data. Any such incidents have resulted in, and may in the future result in, intellectual property or other confidential, personal, and proprietary information being lost or stolen, including those of our clients or employees, which could harm our reputation, competitive position or otherwise adversely affect our business.
Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and malicious insiders, and other threat actors, including malicious foreign state and state-sponsored actors. Moreover, cybersecurity threats are constantly evolving, which makes it more difficult to detect security breaches, cyberattacks, and other similar incidents, assess their severity or impact in a timely manner, and successfully defend against them. The cybersecurity threats also may see their frequency increased, and effectiveness enhanced, by the use of AI. Consequently, the risk of a security breaches, cyberattacks, and other similar incident has increased, and as cybersecurity threats evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities, including those arising from security breaches, cyberattacks or other similar incidents. Some of our past preventative efforts have not been successful, and we cannot provide assurance that our future preventative efforts, or those of our vendors or service providers, will be successful, and we may not be able to anticipate all security breaches, cyberattacks or other similar incidents, detect or react to such incidents in a timely or effective manner, implement guaranteed preventive measures against such incidents, or adequately remediate any such incidents.
Although we maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal, and proprietary information, we cannot eliminate the risk of human error or guarantee our safeguards against employee, service provider, vendor, or third-party malfeasance. The measures we implement, including our security controls over confidential, personal, and proprietary information and training of employees on data security, have not prevented in the past, and it is possible that they may not prevent in the future, improper access to, disclosure of, or misuse of confidential, personal, or proprietary information.
The occurrence of any security breach, cyberattack or other similar incident with respect to our or our service providers' or vendors’ systems, or our failure to make adequate or timely disclosures to the public, regulators, law enforcement agencies or affected individuals, as applicable, following any such event, could cause harm to our reputation, subject us to additional regulatory scrutiny, expose us to civil litigation, fines, damages or injunctions or subject us to notification obligations or liability under applicable data privacy, cybersecurity and other laws, regulations, rules, industry standards, and contracts, resulting in increased costs or loss of commissions and fees, any of which could have a material adverse effect on our business, financial condition, and results of operations. We cannot ensure that any limitations of liability provisions in our agreements with customers, vendors and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim in connection with a security breach, cyberattack or other similar incident. Additionally, we cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
We are subject to complex and evolving laws, regulations, rules, industry standards and contractual obligations regarding data privacy and cybersecurity, which can increase the cost of doing business, compliance risks, and potential liability.
We are subject to complex and evolving laws, regulations, rules, industry standards, and contractual obligations relating to the collection, use, retention, security, transfer, disclosure, and other processing of personal information. These laws, regulations, rules, industry standards, and contractual obligations apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors. Data privacy and cybersecurity laws, regulations, rules, and industry standards are matters of growing public concern and are continuously changing in the various jurisdictions in which we operate. For example, various federal and state legislators in the United States are proposing new and more robust data privacy and cybersecurity legislation and regulation or adopting new interpretations of existing legislation and regulation in light of the recent broad-based security breaches, cyberattacks, and other similar incidents at a number of companies. These and similar initiatives around the country could increase the cost of developing, implementing, or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Ensuring that our collection, use, retention, security, transfer, disclosure, and other processing of personal information complies with applicable laws, regulations, rules, industry standards, and contractual obligations regarding data privacy and cybersecurity in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any actual or perceived failure to adhere to, or successfully implement process in response to, changing legal or regulatory requirements in this area could result in legal liability, including litigation, regulatory fines, penalties, or other sanctions, damage to our reputation in the marketplace, and other adverse impacts.
At the federal level, we are subject to, among other laws, regulations, rules, and industry standards, the Gramm‑Leach‑Bliley Act (“GLBA”), which requires financial institutions, including insurers, to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enable retail customers to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the United States Congress has recently considered, and in the future will likely consider, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may become subject if passed.

Data privacy and cybersecurity are also areas of increasing state legislative and regulatory focus, and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, numerous states in which we do business, or may in the future do business, or from which we otherwise collect personal information, have enacted or are considering enacting comprehensive data privacy and cybersecurity laws and regulations that give consumers the right to, among other things, request disclosure of personal information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights.

In addition, all 50 U.S. states have laws requiring businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach (commonly referred to as “state breach-notification laws”). These laws differ in scope, definitions, timelines, and enforcement regimes, thereby increasing the complexity and cost of ensuring compliance across jurisdictions.

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
Risks relating to our organizational structure
We are a holding company and our principal asset is our 67.4% ownership interest in Goosehead Financial, LLC, and we are accordingly dependent upon distributions from Goosehead Financial, LLC to pay dividends, if any, taxes, make payments under the tax receivable agreement and pay other expenses.
We are a holding company and our principal asset is our direct or indirect ownership of 67.4% of the outstanding LLC Units. We have no independent means of generating revenue. As the sole managing member of Goosehead Financial, LLC, we intend to cause Goosehead Financial, LLC to make distributions to the Pre-IPO LLC Members and us, in amounts sufficient to cover all applicable taxes payable by us and the Pre-IPO LLC members and any payments we are obligated to make under the tax receivable agreement we entered into as part of the reorganization transactions and to fund dividends to our stockholders in accordance with our dividend policy, to the extent our board of directors declares such dividends.
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
The Pre-IPO LLC Members control approximately 32.6% of the combined voting power of our common stock. Further, pursuant to a stockholders agreement (the "Stockholders Agreement") we and the Pre-IPO LLC Members entered into, the Pre-IPO LLC Members may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests in an amount exceeding $50 million, any change in the size of the board of directors and amendments to our certificate of incorporation or bylaws. In addition, the Stockholders Agreement provides that approval by the Pre-IPO LLC Members is required for any changes to the strategic direction or scope of Goosehead Insurance, Inc. and Goosehead Financial, LLC’s business, any acquisition or disposition of any asset or business having consideration in excess of 15% of our total assets and the hiring and termination of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel or Controller (including terms of compensation). Furthermore, the Stockholders Agreement provides that, until the Substantial Ownership Requirement is no longer met, the Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors.
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
As described under Item 7. Management's discussion and analysis of financial condition and results of operations — Liquidity and capital resources — Tax receivable agreement, prior and future taxable redemptions or exchanges by the Pre-IPO LLC Members of LLC Units for shares of our Class A common stock have resulted and are expected to result in tax basis adjustments to the assets of Goosehead Financial, LLC that have been and will be allocated to us and thus produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. These past and future tax basis adjustments have reduced and are expected to reduce the amount of tax that we have paid and would otherwise be required to pay in the future.
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
These provisions in our certificate of incorporation and by-laws may discourage, delay, or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.
Future sales, or the possibility of future sales, of a substantial number of our shares of Class A common stock could adversely affect the price of our shares of Class A common stock.
Future sales of a substantial number of our shares of Class A common stock, or the perception that such sales will occur, could cause a decline in the market price of our shares of Class A common stock. Approximately 12.2 million shares of our Class A common stock and LLC Units (which may be redeemed or exchanged for a corresponding number of shares of Class A common stock) are held by the Pre-IPO LLC Members, the Goosehead Management Holders, and Texas Wasatch Holders. If these stockholders sell substantial amounts of shares of Class A common stock in the public market (including any shares of Class A common stock issued upon redemption or exchange of LLC Units), or the market perceives that such sales may occur, the market price of our shares of Class A common stock could be adversely affected. We have also entered into the Registration Rights Agreement (as defined below) pursuant to which we have agreed under certain circumstances to file a registration statement to register the resale of shares of our Class A commons stock held by the Pre-IPO LLC Members, the Goosehead Management Holders and Texas Wasatch Holders, as well as to cooperate in certain public offerings of such shares. We have also filed registration statements to register all shares of Class A common stock and other equity securities that we have issued, or may issue under the Omnibus Incentive Plan and Employee Stock Purchase Plan. These shares of Class A common stock may be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates. If a large number of our shares of Class A common stock are sold in the public market, the sales could reduce the trading price of shares of Class A common stock.
We may not be able to successfully maintain effective internal controls over financial reporting.
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2025, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We have previously identified material weaknesses that have been remediated, and we may suffer from other material weaknesses in the future. If we fail to maintain effective internal control over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to maintain effective internal control over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the Securities and Exchange Commission (the “SEC”), subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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
Our ability to pay dividends to our stockholders may be limited by our holding company structure, contractual restrictions, and regulatory requirements.
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
Our cybersecurity team, led by our Director, IT Security & Compliance, is responsible for assessing and maintaining our cybersecurity risk management program. We also have a cybersecurity committee, comprised of cross-

functional key business and technical leaders in the Company as well as the heads of our legal, governance, risk and compliance functions. The cybersecurity team identifies and assesses material cybersecurity risk by performing internal audits against cybersecurity controls and through regular consultations with, deliberation by, and recommendations from, our cybersecurity committees. Our cybersecurity team and cybersecurity committees utilize various tools and services designed to identify, monitor, assess and manage actual cybersecurity risk, including risks from cybersecurity threats associated with the use of third-party vendors and service providers. The cybersecurity team manages and maintains a risk register, incorporates risk mitigation items within our cybersecurity plans, conducts periodic reviews (primarily through our cybersecurity committees) of our mitigation and progress, and utilizes a third-party security risk management program both to screen third-party vendors and service providers prior to onboarding and to periodically re-evaluate existing third-party vendors and service providers based on risk classification.
Our cybersecurity program includes steps for assessing the severity of a cybersecurity threat or incident, identifying the source of a cybersecurity threat or incident (including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider), implementing cybersecurity countermeasures and mitigation strategies, and informing management and our board of directors of material cybersecurity threats and incidents. The cybersecurity team also conducts regular vulnerability assessments, and our cybersecurity and risk management teams perform annual risk assessments. We utilize a third party to conduct regular risk assessments of our new and existing third-party vendors and service providers and a separate vendor performs penetration testing annually. All users of our information systems receive regular cybersecurity awareness training, and our cybersecurity team provides annual training to all employees.
Cybersecurity Governance
Management is responsible for identifying, monitoring, assessing and managing material cybersecurity risks on an ongoing basis by establishing processes designed to ensure that potential cybersecurity risks are monitored, putting in place appropriate mitigation and remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Director, IT Security & Compliance, who directs our cybersecurity team and oversees the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents. Our Director, IT Security & Compliance has over 25 years of experience in IT systems architecture, application development, and cybersecurity, and is certified in software development, systems, AI and machine learning, database, and networking.
As discussed above, we also have a cybersecurity committee, which consists of cross-functional key business and technical leaders in the Company as well as the heads of our governance, risk and compliance functions. Our cybersecurity committee meets monthly to address cybersecurity risks and evaluate our cybersecurity program.
Management, including our Director, IT Security & Compliance and our cybersecurity committees, updates our General Counsel on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies on a monthly basis. Our General Counsel provides quarterly cybersecurity reports to the audit committee of the board of directors that cover, among other topics, third-party assessments of the Company’s cybersecurity programs and any updates to the Company’s cybersecurity programs and mitigation strategies, and other cybersecurity developments. Our General Counsel will also provide updates on cybersecurity threats and incidents to the audit committee and/or the board of directors as part of our incident response processes, based on management’s assessment of risk.
Our board of directors has ultimate oversight responsibility for our overall enterprise risk management and is responsible for ensuring that management has processes in place designed to identify, monitor and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate and remediate cybersecurity threats and incidents. In particular, the board of directors has entrusted the audit committee with oversight of our cybersecurity program and related risks. Our General Counsel meets with the audit committee of the board of directors on at least a quarterly basis to review and discuss our cybersecurity and other information technology strategies and policies.
In 2025, we did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks relating to intellectual property, data privacy and cybersecurity” in this annual report on Form 10-K.

Item 2. Properties
Our headquarters is located in leased offices in Westlake, Texas. The Westlake lease consists of approximately 230,000 square feet and expires in June 2033. As of December 31, 2025, our company-owned insurance brokerage business leases approximately 512,000 square feet of office space in Texas, Arizona, Colorado, Florida, Illinois, Indiana, Minnesota, North Carolina, Ohio, Tennessee, Virginia, and Washington under 18 leases, 4 of which were not yet operational as of December 31, 2025. These offices are typically located in small office parks, generally with lease terms of five to ten years. We believe that all of our properties and facilities are adequate to support our current needs. In the future, we may need to purchase, construct, or lease additional facilities as our operations continue to expand.

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
Holders of Record
As of January 31, 2026, there were 6 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of January 31, 2026, there were 41 shareholders of record of our Class B common stock.
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
Stock Performance Graph
The following graph and table illustrate the total return from December 31, 2020 through December 31, 2025 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Russell 2000 Index, assuming an investment of $100 on December 31, 2020, including the reinvestment of dividends.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
GSHD	$100	$106	$28	$62	$87	$63
S&P 500	100	129	105	133	166	196
Russell 2000	100	115	91	107	119	134

Securities Authorized for Issuance Under Equity Incentive Plans
The following table provides information about our compensation plans under which our Class A Common Stock is authorized for issuance, as of December 31, 2025:

Number of securities to be issued upon exercise of outstanding options (in thousands)	3,436
Weighted-average exercise price of outstanding options	76.11
Number of securities remaining available for future issuances under equity compensation plans (in thousands)	5,260
Number of securities issued in connection with the Employee Stock Purchase Plan (in thousands)	65
Number of securities remaining available for future issuance in connection with the Employee Stock Purchase Plan (in thousands)	26

Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended December 31, 2025 was as follows (in thousands, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	190	$70.92	190	$27,366
November 1, 2025 - November 30, 2025	133	$68.19	133	$18,300
December 1, 2025 - December 31, 2025	—	$—	—	$18,300
Total	323		323
(1) On April 23, 2025, our board of directors approved a share repurchase program with authorization to purchase up to $100 million of our Class A common stock through May 1, 2026.
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
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2025. See "Non-GAAP Financial Measures" below for further discussion of our Core Revenue, Adjusted EBITDA and Adjusted EPS non-GAAP financial measures
We are a rapidly growing personal lines independent insurance agency, reinventing the traditional approach to distributing personal lines products and services throughout the United States. We were founded with one vision in mind—to provide clients with superior insurance coverage at the best available price and in a timely manner. By leveraging our differentiated business model and innovative technology platform, we are able to deliver a superior insurance experience to our clients.
The following discussion contains references to the years ended December 31, 2025, December 31, 2024, and December 31, 2023. See Goosehead’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the changes from year ended December 31, 2023 to the year ended December 31, 2024.
Financial Highlights for 2025:
•Total revenue increased 16% from 2024 to $365.3 million; Core Revenues*, a non-GAAP measure, of $317.9 million increased 16% over 2024
•Total Written Premiums Placed increased 17% from 2024 to $4.4 billion
•Net income decreased by $4.7 million from 2024 to $44.5 million, or 12% of total revenues
•Adjusted EBITDA*, a non-GAAP measure, increased by 14% from 2024 to $113.6 million, or 31% of total revenues
•Basic earnings per share was $1.11 and Adjusted EPS*, a non-GAAP measure, was $1.86 for the year ended December 31, 2025.
•Policies in Force increased 14% from December 31, 2024 to 1.9 million at December 31, 2025.
•Corporate sales headcount increased 17% from December 31, 2024 to 489 at December 31, 2025.
◦As of December 31, 2025, 261 of these corporate sales agents had less than one year of tenure and 228 had greater than one year of tenure.
•Operating franchises decreased 9% from December 31, 2024 to 1,009 at December 31, 2025.
◦As of December 31, 2025, 87 operating franchises had less than one year of tenure and 922 operating franchisees had greater than one year of tenure.
◦Total franchise agents increased 1% from December 31, 2024 to 2,113 at December 31, 2025.

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
•Continued penetration of Franchisees into existing markets. We will continue to market actively for new franchises in our established markets, which represent over 97% of the U.S. population. We are licensed with the necessary state departments of commerce and insurance and registered as a franchisor in all 50 states in the U.S.
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

Effects of the reorganization on our corporate structure
Goosehead Insurance, Inc. was formed for the purpose of the Offering and to date has only engaged in activities related to Goosehead Financial, LLC. Goosehead Insurance, Inc. is a holding company and its sole material asset is a controlling ownership and profits interest in Goosehead Financial, LLC. All of our business is conducted through Goosehead Financial, LLC and its consolidated subsidiaries, and the financial results of Goosehead Financial, LLC and its consolidated subsidiaries are included in the consolidated financial statements of Goosehead Insurance, Inc. Goosehead Financial, LLC is currently taxed as a partnership for federal income tax purposes and, as a result, its members, including Goosehead Insurance, Inc., pay taxes with respect to their allocable shares of its net taxable income.
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
In 2025, revenue increased by 16% to $365.3 million from $314.5 million in 2024. Total Written Premium growth, which is the best indicator of future revenue growth, increased 17% to $4.4 billion in 2025 from $3.8 billion in 2024. Total Written Premiums Placed drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions. Our various revenue streams do not equally contribute to the long-term value of Goosehead. For instance, Renewal Revenue and Renewal Royalty Fees are more predictable and have higher margin profiles, thus are higher quality revenue streams for the Company. Alternatively, Contingent Commissions, while high margin, are unpredictable and dependent on insurance company underwriting and forces of nature and thus are lower quality revenue for the Company. Our revenue streams can be viewed in three distinct categories: Core Revenue, Cost Recovery Revenue, and Ancillary Revenue, which are non-GAAP measures. A reconciliation of Core Revenue, Cost Recovery Revenue, and Ancillary Revenue to total revenue, the most directly comparable financial measures presented in accordance with GAAP, are set forth in the "Key performance indicators" section of Management’s discussion and analysis of financial condition and results of operations of this Form 10-K.
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
•New Business Royalty Fees - predictable based on franchise agent count and consistent ramp-up of franchises, but lower margin than Renewal Royalty Fees because the Company only receives a royalty fee of 20% on the commissions paid by the Carrier in the first term of every policy and higher back-office costs associated with policies in their first term. This revenue stream has predictably converted into higher-margin Renewal Royalty Fees historically, and we expect this to continue moving forward.
•Agency Fees - although predictable based on agent count, Agency Fees do not renew like New Business Commissions and Renewal Commissions.
Cost Recovery Revenue:
•Initial Franchise Fees - Cost Recovery Revenue stream charged one time per franchise unit that covers the Company's costs to recruit, train, and onboard the franchisee, and to provide ongoing support over the life of the franchise agreement. These fees are fully earned and non-refundable when a franchise attends our initial training and are recognized in revenue over the life of the franchise agreement.
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
We discuss below the breakdown of our revenue by stream:

	Years ended December 31,						2025
(in thousands)	2025		2024		2023		% Growth
Core Revenue:
Renewal Commissions(1)	$78,621	22%	$74,938	24%	$70,730	27%	5%
Renewal Royalty Fees(2)	170,767	46%	138,942	44%	107,524	41%	23%
New Business Commissions(1)	27,985	8%	24,608	8%	23,411	9%	14%
New Business Royalty Fees(2)	30,153	8%	27,122	9%	23,168	9%	11%
Agency Fees(1)	10,404	3%	8,127	3%	8,174	3%	28%
Total Core Revenue	317,930	87%	273,737	87%	233,007	89%	16%
Cost Recovery Revenue:
Initial Franchise Fees(2)	5,594	2%	6,620	2%	11,238	4%	(15)%
Interest Income	670	—%	932	—%	1,443	1%	(28)%
Total Cost Recovery Revenue	6,264	2%	7,552	2%	12,681	5%	(17)%
Ancillary Revenue:
Contingent Commissions(1)	38,376	10%	31,385	10%	13,746	5%	22%
Other Income(2)	2,734	1%	1,831	1%	1,843	1%	49%
Total Ancillary Revenue	41,110	11%	33,216	11%	15,588	6%	24%
Total Revenues	$365,304	100%	$314,505	100%	$261,276	100%	16%
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.
Core Revenue:
The Company's primary source of revenue is through the placement of insurance policies. We are paid a percentage of the premium from the Carriers in the form of New Business Commissions and, in states which allow it, we charge Agency Fees for the placement of the policy. For policies placed through franchise sales, we receive 20% of the commissions and fees received as New Business Royalties during the first term of the policy. All clients are serviced by our world-class service centers, allowing for predictable retention of our Book of Business. Client retention was 85% as of December 31, 2025. All commissions received in corporate sales after the first term of the policy are recognized as Renewal Commissions, which are higher margin due to lower commissions and servicing costs. For all policies that renew related to franchise sales, we receive as Renewal Royalty Fees 50% of the commissions received from the Carrier, creating a mechanical increase in revenue of 150% in the first renewal term. Renewal Royalty Fees are higher margin compared to New Business Royalty Fees due to lower servicing costs on higher revenue. Because of the lower royalty fees on New Business Commissions as compared to Renewal Commissions, and because we are placing an increasing percentage of Total Written Premium in franchise sales, Core Revenue growth will lag that of Total Written Premium.

Cost Recovery Revenue:
The Company charges every franchise an Initial Franchise Fee, which, on a cash flow basis, helps to cover our costs to recruit, train, onboard, and to provide ongoing support over the life of the franchise agreement. The Company recognizes revenue over the 10-year life of the contract. For franchises that have elected the payment plan, the difference between the pay-in-full and the payment plan amounts is recognized as Interest Income using the interest rate method over the 5-year term of the payment plan.
Ancillary Revenue:
With certain Carriers, the Company has the opportunity to earn additional revenue in the form of Contingent Commissions, typically based on the volume, growth, and loss ratios of the business placed with the select Carriers. The Contingent Commissions are extremely difficult to predict in any given period and can vary greatly from year to year. Although the Company can control the amount of business placed with the Carriers, loss ratios depend on many factors that are outside of our control, such as weather events and Carrier underwriting accuracy. The Company estimates the amount to be received during the period over which the Contingent Commissions are earned.
Below is a summary showing the historical Contingent Commissions as a percentage of Total Written Premiums Placed for the period in which the Contingent Commissions were earned (in thousands).

	Total Written Premium	Contingent Commission Revenue	% of Premium
2023	$2,963,984	$13,746	0.46%
2024	3,811,992	31,385	0.82%
2025	4,448,095	38,376	0.86%
	3-year average		0.71%
Contingent Commissions can vary significantly from year-to-year and should be viewed over several years. Since 2023, revenue from Contingent Commissions has represented approximately 0.71% of Total Written Premium at year-end. Most of our Contingent Commissions are earned in the year prior to when they are received. For the year ended December 31, 2023, $13.7 million of Contingent Commissions were earned (below our historical average as a percentage of premium), of which $6.9 million was still receivable at December 31, 2023. For the year ended December 31, 2024, $31.4 million of Contingent Commissions were earned (above our historical average as a percentage of premium), of which $25.5 million was still receivable at December 31, 2024. For the year ended December 31, 2025, $38.4 million of Contingent Commissions were earned (above our historical average as a percentage of premium), of which $29.1 million was still receivable at December 31, 2025.
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

	Year Ended December 31,
	2025		2024		2023
Line of business
Homeowner	$2,816,235	63%	$2,338,616	61%	$1,729,138	58%
Automotive	1,509,451	34%	1,367,578	36%	1,149,737	39%
Commercial	84,916	2%	72,804	2%	57,207	2%
Other	37,493	1%	32,994	1%	27,903	1%
Total Written Premium	$4,448,095	100%	$3,811,992	100%	$2,963,985	100%

Expenses
Due to our organic-focused growth strategy, virtually all of our investments in future growth are in people and technology. The majority of our investments in people, such as in sales and service functions, are not capitalizable and are recognized immediately on our statement of operations, while investments in software are capitalized as intangible assets and recognized as expense over the useful life of the software.
Employee compensation and benefits. Employee compensation and benefits is our largest expense and consists of (a) base compensation comprising salary, bonuses, commissions, and benefits paid and payable to employees, and (b) stock option awards for our senior employees. We expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand geographically and create new products and services.
General and administrative expenses. General and administrative expenses include technology, travel, professional services, marketing and advertising, occupancy, depreciation and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations.
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
For the year ended December 31, 2025, we had $4.4 billion in Total Written Premium, representing a 17% increase, compared to $3.8 billion for the year ended December 31, 2024. The following table shows Total Written Premium by channel for the years ended 2025 and 2024 (in thousands).

	Year Ended December 31		% Change
	2025	2024
Corporate Sales Total Written Premium	$793,735	$765,485	4%
Franchise Sales Total Written Premium	3,654,360	3,046,507	20%
Total Written Premium	$4,448,095	$3,811,992	17%
Policies in Force
Policies in Force means the total count of current (non-cancelled) policies placed with Goosehead’s portfolio of Carriers as of a reported date. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of December 31, 2025, we had 1,900,000 Policies in Force compared to 1,674,000 as of December 31, 2024, representing a 14% increase.
NPS
Net Promoter Score (NPS) is calculated based on a single question: “How likely are you to refer Goosehead Insurance to a friend, family member or colleague?” Clients that respond with a 6 or below are Detractors, with a 7 or 8 are Passives, and with a 9 or 10 are Promoters. NPS is calculated by subtracting the percentage of Detractors from the percentage of Promoters. For example, if 50% of respondents were Promoters and 10% were Detractors, NPS is a 40. NPS is a useful gauge of the loyalty of client relationships and can be compared across companies and industries. NPS is calculated on a trailing twelve-month basis.
NPS has decreased to 77 as of December 31, 2025 from 89 at December 31, 2024.

Client Retention
Client Retention is calculated by comparing the number of all clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention increased to 85% at December 31, 2025 when compared to 84% at December 31, 2024, reflecting continued execution by our service teams in delivering highly differentiated service levels and moderating premium rate increases. Our retention rate is even stronger on a premium basis, driven from increases in premium taken by our Carriers and additional coverages sold by our sales agents. In 2025, we retained 90% of the premiums we distributed in 2024, a decrease from premium retention in 2024 of 98%.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and Royalty Fees relating to policies in their first term.
For the year ended December 31, 2025, New Business Revenue grew 15% to $68.5 million, from $59.9 million for the year ended December 31, 2024. Growth in New Business Revenue is primarily attributable to increases in the number of sales agents, growth in Franchise productivity, and rising premium rates.
Any diminished capacity of Carriers to place new business (including as a result of 2025 wildfires in Southern California, severe floods in Central Texas, or other natural disasters) could slow the growth of our New Business Revenue in the future.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Royalty Fees from franchises after the first term of a policy.
For the year ended December 31, 2025, Renewal Revenue grew 17% to $249.4 million, from $213.9 million for the year ended December 31, 2024. Growth in Renewal Revenue was driven primarily by an increase in the number of policies in a renewal term assisted by Client Retention of 85% at December 31, 2025, and premium rate increases over the prior year. The increase during the year ended December 31, 2025 also reflects the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.
Increases in premium rates may continue to exert pressure on client retention and could slow the growth of our Renewal Revenue in the future.
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

Core Revenue increased by $44.2 million, or 16%, to $317.9 million for the year ended December 31, 2025 from $273.7 million for the year ended December 31, 2024. The primary drivers of the increase from December 31, 2024 to December 31, 2025 are an increase in policies in their renewal term, assisted by Client Retention of 85% at December 31, 2025; the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods; more new policies written driven by increases in the number of sales agents and growth in Franchise productivity; and rising premium rates.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue decreased by $1.3 million, or 17%, to $6.3 million for the year ended December 31, 2025 from $7.6 million for the year ended December 31, 2024. The primary drivers of the decrease were a decrease in total franchises and fewer franchise terminations during the period, resulting in less acceleration of initial franchise fee revenue.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Income. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $7.9 million, or 24%, to $41.1 million for the year ended December 31, 2025 from $33.2 million for the year ended December 31, 2024. The primary drivers of the increase from December 31, 2024 to December 31, 2025 were an increase in Total Written Premium and receiving and qualifying for additional Contingent Commissions, assisted by improved loss ratios.
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
Adjusted EBITDA increased by $13.7 million, or 14%, to $113.6 million for the year ended December 31, 2025, from $99.9 million for the year ended December 31, 2024, driven by a 16% increase in Core Revenue, a $7.0 million increase in high-margin Contingent Commissions, partially offset by growth of 19% in employee compensation and benefits excluding equity-based compensation and 15% in general and administrative expenses excluding impairment. Additionally, the increase for the year ended December 31, 2025 included $4.0 million of Renewal Revenues recognized due to the release of a constraint on certain variable consideration related to policies placed and made effective in previous periods.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue excluding other non-operating items. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the year ended December 31, 2025, Adjusted EBITDA Margin was 31% compared to 32% for the year ended December 31, 2024. The Adjusted EBITDA margin decrease came as a result of employee compensation and benefits, excluding equity-based compensation, growing faster than total revenue.
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

Adjusted EPS decreased by $0.13 to $1.86 for the year ended December 31, 2025, from $1.99 for the year ended December 31, 2024, driven by a decrease in basic EPS and equity-based compensation, partially offset by an increase in impairment and other gains and losses.
GAAP to Non-GAAP Reconciliations
The following table shows a reconciliation of total revenues to other non-GAAP measures of revenue for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Total Revenues	$365,304	$314,505	$261,276

Core Revenue:
Renewal Commissions(1)	$78,621	$74,938	$70,730
Renewal Royalty Fees(2)	170,767	138,942	107,524
New Business Commissions(1)	27,985	24,608	23,411
New Business Royalty Fees(2)	30,153	27,122	23,168
Agency Fees(1)	10,404	8,127	8,174
Total Core Revenue	317,930	273,737	233,007
Cost Recovery Revenue:
Initial Franchise Fees(2)	5,594	6,620	11,238
Interest Income	670	932	1,443
Total Cost Recovery Revenue	6,264	7,552	12,681
Ancillary Revenue:
Contingent Commissions(1)	38,376	31,385	13,746
Other Income(2)	2,734	1,831	1,843
Total Ancillary Revenue	41,110	33,216	15,588
Total Revenues	$365,304	$314,505	$261,276
(1) Renewal Commissions, New Business Commissions, Agency Fees, and Contingent Commissions are included in "Commissions and agency fees" as shown on the Consolidated statements of operations.
(2) Renewal Royalty Fees, New Business Royalty Fees, Initial Franchise Fees, and Other Income are included in "Franchise revenues" as shown on the Consolidated statements of operations.
The following table shows a reconciliation from net income to Adjusted EBITDA for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Net income	$44,451	$49,113	$23,696
Interest expense	23,793	7,339	6,568
Depreciation and amortization	11,270	10,453	9,244
Tax expense (benefit)	6,397	(2,413)	2,692
Equity-based compensation	23,375	27,971	23,989
Impairment and other gains and losses	4,505	347	3,628
Other (income) expense	(192)	7,101	—
Adjusted EBITDA	$113,599	$99,911	$69,817
Net Income Margin(1)	12%	16%	9%
Adjusted EBITDA Margin(2)	31%	32%	27%
(1) Net Income Margin is calculated as Net Income divided by Total Revenue ($44,451 / $365,304), ($49,113 / $314,505), and ($23,696 / $261,276) for the years ended December 31, 2025, 2024, and 2023, respectively.
(2) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue excluding other non-operating items ($113,599 / $365,304), ($99,911 / $314,505), and ($69,817 /$261,276) for the years ended December 31, 2025, 2024, and 2023, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS for the years ended December 31, 2025, 2024, and 2023. Note that totals may not sum due to rounding:

	Year ended December 31,
	2025	2024	2023
Earnings per share - basic (GAAP)	$1.11	$1.23	$0.59
Add: equity-based compensation(1)	0.63	0.75	0.64
Add: impairment and other gains and losses(2)	0.12	0.01	0.10
Adjusted EPS (non-GAAP)	$1.86	$1.99	$1.33
(1) Calculated as equity-based compensation divided by the sum of the weighted average number of shares of Class A common stock and Class B common stock outstanding during the period 2025 - [$23.4 million / ( 25.0 million + 12.2 million )] 2024 - [ $28.0 million / ( 24.7 million + 12.7 million )] 2023 - [ $24.0 million / ( 23.9 million + 13.8 million )]
(2) Calculated as impairment and other gains and losses divided by the sum of the weighted average number of shares of Class A common stock and Class B common stock [ $4.5 million / ( 25.0 million + 12.2 million )] for the year ended December 31, 2025, [ $0.3 million/ ( 24.7 million + 12.7 million )] for the year ended December 31, 2024, and [ $3.6 million/ ( 23.9 million + 13.8 million )] for the year ended December 31, 2023.
Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the years ended December 31, 2025, 2024, and 2023. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP. For further discussion regarding our consolidated results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The following table summarizes our results of operations for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025		2024		2023
Revenues:
Commissions and agency fees	$155,386	43%	$139,059	44%	$116,061	44%
Franchise revenues	209,248	57%	174,514	56%	143,772	55%
Interest income	670	—%	932	—%	1,443	1%
Total revenues	365,304	100%	314,505	100%	261,276	100%
Operating Expenses:
Employee compensation and benefits	196,364	67%	172,942	68%	152,604	67%
General and administrative expenses	81,379	28%	67,069	27%	62,111	27%
Bad debts	1,842	1%	2,901	1%	4,361	2%
Depreciation and amortization	11,270	4%	10,453	4%	9,244	4%
Total operating expenses	290,855	100%	253,365	100%	228,320	100%
Income from operations	74,449		61,140		32,956
Other Income:
Interest expense	(23,793)		(7,339)		(6,568)
Other income (expense)	192		(7,101)		—
Income before taxes	50,848		46,700		26,388
Tax expense (benefit)	6,397		(2,413)		2,692
Net Income	44,451		49,113		23,696
Less: net income attributable to noncontrolling interests	16,620		18,687		9,556
Net Income attributable to Goosehead Insurance, Inc.	$27,831		$30,426		$14,140
Revenues
In 2025, revenue increased by 16% to $365.3 million from $314.5 million in 2024.
Commissions and agency fees
Commissions and agency fees consist of Core Revenue from New Business Commissions, Renewal Commissions, and Agency Fees, and Ancillary Revenue from Contingent Commissions generated from corporate sales.
The following table sets forth our commissions and agency fees by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2025		2024		2023
Core Revenue:
Renewal Commissions	$78,621	50%	$74,938	54%	$70,730	61%
New Business Commissions	27,985	18%	24,608	18%	23,411	20%
Agency Fees	10,404	7%	8,127	6%	8,174	7%
Total	117,010	75%	107,673	77%	102,315	88%
Ancillary Revenue:
Contingent Commissions	38,376	25%	31,385	23%	13,746	12%
Commissions and agency fees	$155,386	100%	$139,059	100%	$116,061	100%
Renewal Commissions increased by $3.7 million, or 5%, to $78.6 million for the year ended December 31, 2025 from $74.9 million for the year ended December 31, 2024. This increase is primarily attributable to the recognition of

$3.0 million due to the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods as well as an increase in the number of policies in the renewal term from December 31, 2024 to December 31, 2025, assisted by client retention of 85% and premium rate increases.
New Business Commissions increased by $3.4 million, or 14%, to $28.0 million for the year ended December 31, 2025 from $24.6 million for the year ended December 31, 2024. This increase in New Business Commissions was primarily attributable to an increase in total sales agent head count to 489 at December 31, 2025, from 417 at December 31, 2024, a 17% increase. Revenue from Agency Fees increased by $2.3 million, or 28%, to $10.4 million for the year ended December 31, 2025 from $8.1 million for the year ended December 31, 2024. This increase in Agency Fees was primarily attributable to increases in the average fee charged as well as an increase in the number of policies written where an agency fee was charged.
Revenue from Contingent Commissions increased by $7.0 million, or 22%, to $38.4 million for the year ended December 31, 2025, from $31.4 million for the year ended December 31, 2024. The increase is primarily attributable to growth in Total Written Premium as well as receiving and qualifying for additional Contingent Commissions.
Franchise Revenues
Franchise Revenues consist of Core Revenues from Royalty Fees, Cost Recovery Revenues from Initial Franchise Fees, and Ancillary Revenues from Other Franchise Revenues.
The following table sets forth our franchise revenues by amount and as a percentage of our revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2025		2024		2023
Core Revenues:
Renewal Royalty Fees	$170,767	82%	$138,942	80%	$107,524	75%
New Business Royalty Fees	30,153	14%	27,122	16%	23,168	16%
Total	200,920	96%	166,064	96%	130,692	91%
Cost Recovery Revenues:
Initial Franchise Fees	5,594	3%	6,620	4%	11,238	8%
Ancillary Revenues:
Other Franchise Revenues	2,734	1%	1,831	1%	1,843	1%
Franchise revenues	$209,248	100%	$174,514	100%	$143,772	100%
Revenue from Renewal Royalty Fees increased by $31.8 million, or 23%, to $170.8 million, for the year ended December 31, 2025 from $138.9 million for the year ended December 31, 2024. The increase in revenue from Renewal Royalty Fees was primarily attributable to an increase in the number of policies in the renewal term from December 31, 2024 to December 31, 2025, assisted by client retention of 85% and premium rate increases. The increase was also impacted by the recognition of $1.0 million due to the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.
Revenue from New Business Royalty Fees increased by $3.0 million, or 11%, to $30.2 million for the year ended December 31, 2025 from $27.1 million for the year ended December 31, 2024. The increase in revenue from New Business Royalty Fees was driven primarily by an increase in the number of franchise agents, an increase in Franchise productivity, and rising premium rates.
Initial Franchise Fee revenue decreased by $1.0 million, or 15%, to $5.6 million for the year ended December 31, 2025 from $6.6 million for the year ended December 31, 2024. The primary drivers of the decrease in Initial Franchise Fees were a decrease in total franchises and lower turnover of franchises during the period, which avoids accelerated recognition of Initial Franchise Fees for terminated franchises.
Interest Income
Interest Income decreased to $0.7 million for 2025 compared to $0.9 million for 2024, driven by fewer franchises on a payment plan in the current period.

Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $23.4 million, or 14%, to $196.4 million for 2025 from $172.9 million for 2024. The increase was primarily related to investments in corporate producers and our service and technology functions, partially offset by a decrease in equity-based compensation.
General and administrative expenses
General and administrative expenses increased by $14.3 million, or 21%, to $81.4 million for 2025 from $67.1 million for 2024. This increase was primarily attributable to increases in spend on technology and professional services as well as an increase of $4.3 million in asset impairment charges.
Bad debts
Bad debts decreased by $1.1 million, or 36%, to $1.8 million for 2025 from $2.9 million for 2024. This decrease was primarily attributable to lower franchise turnover and an increase in average cash collections relative to revenue recognized for terminated franchises on the payment plan.
Depreciation and amortization
Depreciation and amortization increased by $0.8 million, or 8%, to $11.3 million for 2025 from $10.5 million for 2024. This increase was primarily attributable to the increase in investments in software development during 2025.
Interest expense
Interest expense increased by $16.5 million, or 224%, to $23.8 million for 2025 from $7.3 million for 2024. This increase is attributable to an increase in total borrowings outstanding.
Other income (expense)
Other income (expense) consists of interest earned on cash deposits, loss on debt extinguishment, debt modification expense, and operating remeasurements of our tax receivable agreement liability. Other income (expense) increased by $7.3 million to $0.2 million for 2025, primarily due to remeasurements of our tax receivable agreement liability during 2024 due to increases in our effective tax rate as we identified additional state filing requirements.
Tax expense (benefit)
Tax expense (benefit) increased by $8.8 million, or 365%, to $6.4 million expense for 2025 from $2.4 million benefit for 2024. This increase is primarily attributable to the increase in income before taxes during 2025 and the benefit in 2024 attributable to the remeasurement of our deferred tax assets due to increases in our effective tax rate as we identified additional state filing requirements.

Liquidity and capital resources
Historical liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues from our corporate and franchise sales. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Fees, which largely includes New Business Commissions, Renewal Commissions and Agency Fees; (2) generating cash flow from Franchise Revenue operations, which largely includes Royalty Fees and Initial Franchise Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of December 31, 2025, our unrestricted cash and cash equivalents, and restricted cash was $37.9 million. We have used cash flow from operations primarily to pay compensation and related expenses; general, administrative and other expenses; investments in strategic technologies; debt service; special dividends, share repurchases, and distributions to our owners.
Credit agreement
See "Note 9. Debt" in the consolidated financial statements included herein for a discussion of the Company's credit facilities.

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31
	2025	2024	2023
Net cash provided by operating activities	$91,757	$71,544	$50,833
Net cash used for investing activities	(23,543)	(12,419)	(19,182)
Net cash used for financing activities	(88,250)	(45,199)	(17,991)
Net increase (decrease) in cash and cash equivalents	(20,036)	13,926	13,660
Cash and cash equivalents, and restricted cash, beginning of period	57,973	44,047	30,387
Cash and cash equivalents, and restricted cash, end of period	$37,937	$57,973	$44,047

Operating activities
Net cash provided by operating activities was $91.8 million for 2025 as compared to net cash provided by operating activities of $71.5 million for 2024. The increase in net cash provided by operating activities was primarily attributable to an increase in revenues of $50.8 million, including improved cash collections on commissions and agency fees. This increase was partially offset by a $37.5 million increase in operating expenses, which included noncash impairment expense of $4.7 million. Operating activities also reflected a $9.6 million operating increase in our deferred tax assets.
Investing activities
Net cash used for business investment activities was $23.5 million for 2025 as compared to net cash used for business investment activities of $12.4 million for 2024. This increase in net cash used in business investment activities was primarily attributable to a $4.9 million increase in purchases of books of business and a $4.7 million increase in cash purchases of property and equipment.
Financing activities
Net cash used for financing activities was $88.3 million for 2025 as compared to net cash used for financing activities of $45.2 million for 2024. This increase in net cash used for financing activities was primarily driven by issuance of a $300.0 million term loan, which was used to repay our previous term loan of $93.1 million and fund a special distribution and dividend of $205.0 million. We also made share repurchases during the year of $81.7 million.
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
Our primary liquidity needs comprise cash to (1) provide capital to facilitate the organic growth of our business, (2) pay operating expenses, including cash compensation to our employees, (3) make payments under the tax receivable agreement, (4) pay interest and principal due on borrowings under our Credit Agreement (5) pay income taxes, (6) repurchase shares under our Share Repurchase Program, and (7) pay dividends when deemed advisable by our board of directors.
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
Share Repurchase Program
On April 24, 2024, our board of directors approved a share repurchase program with authorization to purchase up to $100 million of our Class A common stock, which expired on March 31, 2025. On April 23, 2025, our board of directors approved a new share repurchase program with authorization to purchase up to $100 million of our Class A common stock through May 1, 2026. On February 17, 2026, our board of directors extended our share repurchase program, increasing the authorization by $180.0 million and extending the program through May 1, 2027. See "Note 11. Stockholders' Equity" in the consolidated financial statements included herein for a discussion of the repurchase programs.
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
Contractual obligations, commitments and contingencies
The following table represents our contractual obligations as of December 31, 2025, aggregated by type.

	Contractual obligations, commitments and contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$70,861	$11,483	$25,431	$19,533	$14,414
Debt obligations payable(2)	298,502	2,993	5,986	5,986	283,537
Interest expense(3)	119,514	20,352	40,144	39,270	19,748
Liabilities under tax receivable agreement(4)	171,922	6,237	21,058	41,135	103,492
Total	$660,799	$41,065	$92,619	$105,924	$421,191
(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $6.8 million, $7.5 million, and $7.8 million for years ending December 31, 2025, 2024, and 2023.
(2)The Company entered into a new credit agreement on January 8, 2025 for a $300 million term loan and a $75 million revolving credit facility, of which nothing was drawn as of December 31, 2025. See "Note 9. Debt" under Part II, Item 8 of this Form 10-K.
(3)Interest payments on our outstanding debt obligations under our Credit Agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of December 31, 2025.
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
Certain costs to obtain or fulfill a contract are capitalized. The Company capitalizes the incremental costs to obtain franchise contracts. These deferred costs are amortized over the expected life of the underlying franchise fee and are included in Other assets in the Company's consolidated balance sheet as of December 31, 2025.
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
As of December 31, 2025, as a result of the prior redemptions of LLC Units, we recognized liabilities totaling $171.9 million relating to our obligations under the tax receivable agreement.

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
The Company represents over 200 insurance carriers, of which 76 provide national coverage. During 2025, two carriers represented more than 10% of total revenue at 19% and 13%.
As of December 31, 2025, we had $298.5 million of borrowings outstanding under our Credit Agreement, which bears interest on a floating basis tied to SOFR and therefore is subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated financial statements.

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Goosehead Insurance, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Goosehead Insurance, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We identified commissions revenue, consisting of renewal and new business commissions, and royalty fees revenue, consisting of renewal and new business royalty fees, as a critical audit matter because of the judgments and assumptions necessary for management to estimate the variable consideration to be received for the current policy term. This required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimates of variable consideration and required extensive audit effort when performing those audit procedures due to the volume of commissions contracts.

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
February 19, 2026
We have served as the Company's auditor since 2017.

Goosehead Insurance, Inc.
Consolidated statements of operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Commissions and agency fees	$155,386	$139,059	$116,061
Franchise revenues	209,248	174,514	143,772
Interest income	670	932	1,443
Total revenues	365,304	314,505	261,276
Operating Expenses:
Employee compensation and benefits	196,364	172,942	152,604
General and administrative expenses	81,379	67,069	62,111
Bad debts	1,842	2,901	4,361
Depreciation and amortization	11,270	10,453	9,244
Total operating expenses	290,855	253,365	228,320
Income from operations	74,449	61,140	32,956
Other Income:
Interest expense	(23,793)	(7,339)	(6,568)
Other income (expense)	192	(7,101)	—
Income before taxes	50,848	46,700	26,388
Tax expense (benefit)	6,397	(2,413)	2,692
Net Income	44,451	49,113	23,696
Less: net income attributable to noncontrolling interests	16,620	18,687	9,556
Net Income attributable to Goosehead Insurance, Inc.	$27,831	$30,426	$14,140

Earnings per share:
Basic	$1.11	$1.23	$0.59
Diluted	$1.04	$1.16	$0.55
Weighted average shares of Class A common stock outstanding:
Basic	24,975	24,657	23,929
Diluted	38,103	38,301	38,356

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated balance sheets
(In thousands, except par value amounts)

	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$34,390	$54,280
Restricted cash	3,547	3,693
Commissions and agency fees receivable, net	36,613	31,375
Receivable from franchisees, net	11,141	11,077
Prepaid expenses	7,552	8,139
Total current assets	93,243	108,564
Receivable from franchisees, net of current portion	2,936	3,469
Property and equipment, net of accumulated depreciation	21,549	24,101
Right-of-use asset	34,087	37,420
Intangible assets, net of accumulated amortization	39,700	25,075
Deferred income taxes, net	216,371	193,478
Other assets	6,978	5,546
Total assets	$414,864	$397,653
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$33,629	$22,891
Premiums payable	3,547	3,693
Lease liability	8,666	6,535
Contract liabilities	3,241	3,275
Note payable	2,993	10,063
Liabilities under tax receivable agreement	6,237	—
Total current liabilities	58,313	46,457
Lease liability, net of current portion	51,168	54,536
Note payable, net of current portion	289,461	82,251
Contract liabilities, net of current portion	13,025	15,191
Liabilities under tax receivable agreement, net of current portion	165,685	160,142
Total liabilities	577,652	358,577
Commitments and contingencies (see notes 9, 15, and 17)
Class A common stock, $0.01 par value per share 300,000 shares authorized, 24,653 shares issued and outstanding as of December 31, 2025, 24,668 issued and outstanding as of December 31, 2024	247	247
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 11,935 issued and outstanding as of December 31, 2025, 12,620 issued and outstanding as of December 31, 2024	119	126
Additional paid-in capital	37,486	58,917
Accumulated deficit	(133,356)	(15,401)
Total stockholders' equity	(95,504)	43,889
Noncontrolling interests	(67,284)	(4,813)
Total equity	(162,788)	39,076
Total liabilities and equity	$414,864	$397,653
See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statements of stockholders’ equity
(In thousands)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2023	23,034	14,470	$228	$146	$51,038	$(59,967)	$(8,555)	$(25,069)	$(33,624)
Distributions	—	—	—	—		—	—	(10,939)	(10,939)
Net income	—	—	—	—	—	14,140	14,140	9,556	23,696
Exercise of stock options	409	—	4	—	5,624	—	5,628	3,662	9,290
Equity-based compensation	—	—	—	—	15,201	—	15,201	8,788	23,989
Activity under employee stock purchase plan	6	—	1	—	381	—	383	224	607
Redemption of LLC Units	1,517	(1,517)	15	(15)	(2,598)	—	(2,598)	2,598	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	3,767	—	3,767	—	3,767
Balance December 31, 2023	24,966	12,954	$250	$130	$73,413	$(45,827)	$27,966	$(11,180)	$16,786

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2024	24,966	12,954	$250	$130	$73,413	$(45,827)	$27,966	$(11,180)	$16,786
Distributions	—	—	—	—	—	—	—	(4,829)	(4,829)
Share repurchases	(1,045)	—	(10)	—	(41,551)	—	(41,561)	(22,044)	(63,605)
Net income	—	—	—	—	—	30,426	30,426	18,687	49,113
Exercise of stock options	403	—	3	—	7,695	—	7,698	4,345	12,043
Equity-based compensation	—	—	—	—	18,438	—	18,438	9,533	27,971
Activity under employee stock purchase plan	10	—	—	—	321	—	321	168	489
Redemption of LLC Units	334	(334)	4	(4)	(383)	—	(383)	507	124
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	984	—	984	—	984
Balance December 31, 2024	24,668	12,620	$247	$126	$58,917	$(15,401)	$43,889	$(4,813)	$39,076

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2025	24,668	12,620	$247	$126	$58,917	$(15,401)	$43,889	$(4,813)	$39,076
Distributions	—	—	—	—	—	—	—	(66,931)	(66,931)
Dividends declared ($5.91 per share)	—	—	—	—	—	(145,786)	(145,786)	—	(145,786)
Share repurchases	(1,014)	—	(10)	—	(53,302)	—	(53,312)	(28,408)	(81,720)
Net income	—	—	—	—	—	27,831	27,831	16,620	44,451
Exercise of stock options	309	—	3	—	8,779	—	8,782	4,771	13,553
Equity-based compensation	—	—	—	—	15,688	—	15,688	7,687	23,375
Activity under employee stock purchase plan	5	—	—	—	270	—	270	143	413
Redemption of LLC Units	685	(685)	7	(7)	(3,647)	—	(3,647)	3,647	—
Deferred tax adjustments net of Tax Receivable Agreement liabilities	—	—	—	—	10,781	—	10,781	—	10,781
Balance December 31, 2025	24,653	11,935	$247	$119	$37,486	$(133,356)	$(95,504)	$(67,284)	$(162,788)

See Notes to the Consolidated Financial Statements

Goosehead Insurance, Inc.
Consolidated statements of cash flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$44,451	$49,113	$23,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,270	10,535	9,244
Amortization of debt discounts and issuance costs	1,142	420	225
(Gain) loss on disposal of fixed assets	(189)	74	—
Loss on debt extinguishment	804	—	—
Impairment expense	4,694	347	3,628
Bad debt expense	1,842	2,901	4,361
Equity-based compensation	23,375	27,971	23,989
Adjustments to tax receivable agreement liability	516	8,672	23,640
Deferred income taxes	5,888	(3,745)	(22,123)
Noncash lease expense	(1,723)	(4,476)	(748)
Cloud computing arrangement implementation costs	(657)	(1,180)	(85)
Changes in operating assets and liabilities:
Receivable from franchisees	104	3,858	7,666
Commissions and agency fees receivable	(6,027)	(19,950)	(28)
Prepaid expenses	588	(250)	(3,555)
Other assets	966	827	486
Accounts payable and accrued expenses	6,913	5,060	(109)
Contract liabilities	(2,200)	(8,633)	(19,454)
Net cash provided by operating activities	91,757	71,544	50,833
Cash flows from investing activities:
Issuance of notes receivable to franchisees	(125)	(325)	(130)
Proceeds from notes receivable to franchisees	303	94	—
Capitalized software development costs	(13,096)	(11,209)	(7,705)
Cash consideration paid for asset acquisitions	(4,922)	—	(6,895)
Cash paid for asset disposals	(32)	—	—
Purchase of property and equipment	(5,671)	(979)	(4,452)
Net cash used for investing activities	(23,543)	(12,419)	(19,182)
Cash flows from financing activities:
Customer premiums, net	(481)	994	(75)
Debt issuance cost	(7,944)	(621)	—
Repayment of notes payable	(101,700)	(9,422)	(16,875)
Proceeds from notes payable	306,374	25,000	—
Proceeds from the issuance of Class A common stock	13,967	12,235	9,898
Repurchases of Class A common stock	(81,720)	(63,184)	—
Member distributions	(64,224)	(4,829)	(10,939)
Payments pursuant to tax receivable agreement	(6,736)	(5,372)	—
Dividends to stockholders	(145,786)	—	—
Net cash used for financing activities	(88,250)	(45,199)	(17,991)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(20,036)	13,926	13,660
Cash and cash equivalents, and restricted cash, beginning of period	57,973	44,047	30,387
Cash and cash equivalents, and restricted cash, end of period	$37,937	$57,973	$44,047

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow data:
Cash paid during the year for interest	$21,711	$6,876	$6,369
Cash paid for income taxes	929	631	701
Cash paid pursuant to tax receivable agreement	7,371	5,372	421

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
The operations of the corporate-owned offices are recorded in Texas Wasatch Insurance Services, L.P. (“TWIS”)—a Texas limited partnership headquartered in Westlake, TX and operating since 2003. TWIS is a wholly-owned subsidiary of Goosehead Insurance Holdings ("GIH"), which is a wholly-owned subsidiary of GF. The Company had 14 corporate-owned offices in operation at December 31, 2025, 14 at December 31, 2024, and 14 at December 31, 2023.
The operations of the franchise units are recorded in Goosehead Insurance Agency, LLC (“GIA”)—a Delaware limited liability company headquartered in Westlake, TX and operating since 2011. GIA is 100% owned by GIH, which is 100% owned by GF. Franchisees are provided access to insurance Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During years ended December 31, 2025, 2024, and 2023, the Company onboarded 101, 97, and 209 franchise locations, respectively and had 1,009, 1,103, and 1,226 operating franchise locations as of December 31, 2025, 2024 and 2023, respectively. No franchises were purchased by the Company during the years ended December 31, 2025, 2024, and 2023.
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

Following completion of the Reorganization Transactions and the Offering, GSHD owned 37.3% of GF and the Pre-IPO LLC Members owned the remaining 62.7%. GSHD is the sole managing member of GF and holds the sole voting power and management control. Accordingly, GSHD consolidates the financial results of GF and reports noncontrolling interest in GSHD's consolidated financial statements.

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
The Company earns interest on its cash balance that is held in interest-bearing checking accounts. During the years ended December 31, 2025 and 2024, the Company recognized $2.9 million and $1.6 million, respectively, in interest income within Other income (expense) in the Consolidated Statements of Operations. No interest was earned during the year ended December 31, 2023. As of December 31, 2025, 2024 and 2023, the Company did not have any cash equivalents.
Restricted cash
The Company holds premiums received from the insured, but not yet remitted to the insurance carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $3.5 million and $3.7 million as of December 31, 2025 and 2024, respectively.
The following is a reconciliation of our cash and cash equivalents and restricted cash balances as presented in the consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$34,390	$54,280	$41,956
Restricted cash	3,547	3,693	2,091
Cash and cash equivalents, and restricted cash	$37,937	$57,973	$44,047

Commissions and agency fees receivable
Upon issuance of a new policy, the Company typically collects the first premium payment from the insured and then remits the full premium amount to the insurance carrier. The insurance carrier collects the remaining premiums directly from the insured and remits the applicable commissions to the Company. Accordingly, as reported in the accompanying consolidated balance sheets, commissions are receivables from the insurance carriers. These direct-bill arrangements consist of a high volume of transactions with small premium amounts, with the billing controlled by the insurance carriers. The income statement and balance sheet effects of the commissions are recorded at the contract effective date and generally are based on a percentage of premiums for insurance coverage. During 2025, the Company wrote with over 200 insurance carriers, of which 76 provided national coverage. In 2025, two carriers represented more than 10% of total revenue at 19% and 13%. In 2024, three carriers represented more than 10% of total revenue at 19%, 15%, and 10%. In 2023, two carriers represented more than 10% of total revenue at 16% and 12%.
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
Receivable from franchisees
Receivable from franchisees consists of franchise fees receivable net of an allowance for uncollectible franchise fees and unamortized discount on franchise fees, royalty fees receivable, and notes receivable from franchisees.
Franchise fees receivable
At the start date of the franchise agreement, the Company records an entry to establish a franchise fees receivable and a contract liability. The contract liability will be amortized to franchise fees within Franchise revenues over the 10-year life of the franchise contract. Franchisees have historically had the option to pay the full amount of franchise fees up front or to pay a deposit up front and the remaining balance by payment plan over time. The franchisees that elected to pay the initial franchise fee over time pay in total an amount that exceeds the amount due had they paid the full amount up front. As such, the payment plan option is treated as a zero-interest rate note, which creates an imputation of interest. The imputed interest is recorded as a discount on the franchise fee receivable and amortized using the effective interest rate method over the life of the payment plan. The amount of interest recorded in 2025, 2024, and 2023 related to franchise fees on a payment plan was $0.7 million, $0.9 million, and $1.4 million, respectively, and is included in Interest income.
Allowance for uncollectible franchise fees receivable
The Company records franchise fees receivable net of an allowance for estimated uncollectible accounts to reflect any loss anticipated related to the franchise fees receivable balances, which anticipated loss is charged to bad debts. The franchise fees receivable balance consists of numerous small-balance, homogeneous accounts. The Company calculates the allowance based on our history of write offs for all franchise accounts. Franchise fees receivable and the related allowance are written off if the franchisee owing the balance terminates.
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
Certain costs to obtain or fulfill a contract are capitalized. The Company capitalizes the commission payments paid to obtain new franchise contracts. These deferred costs are amortized over the expected life of the underlying franchise fee, and are included in Other assets in the Company's consolidated balance sheets.
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
In May 2023, the Company entered into an agreement to purchase Vivint Smart Home's insurance Book of Business, for which the Company paid $5.8 million in cash consideration. We made no purchases of books of business during the year ended December 31, 2024. Total purchases of books of business during the year ended December 31, 2025 were $4.9 million.
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
Based on a review of tangible assets during the year ended December 31, 2025, the Company identified three office leases that would be exited or subleased and completed a recoverability assessment for assets at each location. Based on the results of the recoverability assessment, the Company determined that the undiscounted cash flows of the assets were below their carrying values. As a result, the Company compared the fair values of the assets to their carrying values and recorded an impairment expense of $1.6 million for property and equipment and $3.1 million for right-of-use asset for the amount the carrying values exceeded the fair values. The Company determined the fair values by estimating sublease cash flows based on market rates for similar properties and discounted them using the Company's internal borrowing rate.
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

No additional impairment was identified during the years ended December 31, 2025, 2024, and 2023.
Premiums payable
Premiums payable represent premium payments that have been received from insureds but not yet remitted to the insurance carriers.
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
Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2025, 2024, and 2023 was $1.3 million, $1.0 million, and $0.9 million, respectively, and is included within general and administrative expenses in the consolidated statements of operations.
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures of significant segment expenses and other segment items, provide for the disclosure of additional measures of a segment's profit or loss used by the chief operating decision maker, require that all annual disclosures about a reportable segment's profit or loss and assets be included in interim periods, and provide new segment reporting requirements for entities with a single reportable segment. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all periods presented. Refer to our segment disclosure in "Note 16. Segment information" for more information.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company adopted this ASU for the annual period ended December 31, 2025. Refer to our income tax disclosure in "Note 10. Income taxes" for more information.

Accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires additional disclosures of certain costs and expenses within the notes to the consolidated financial statements. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified that the updates are effective for annual reporting periods beginning after December 15, 2026, and interim periods thereafter. The Company is currently evaluating the impact this guidance will have on its consolidated financial statement disclosures.
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

Performance obligations satisfied in previous periods
During the year ended December 31, 2025, the Company recognized $3.0 million in Commissions and agency fees and $1.0 million in Franchise revenues due to the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods. The Company did not recognize any revenue related to performance obligations satisfied in previous periods for the years ended December 31, 2024, or 2023.

Disaggregation of Revenue
The following tables disaggregates revenue by source (in thousands):

	Year Ended December 31,
	2025	2024	2023
Type of revenue stream:
Commissions and agency fees
Renewal commissions	$78,621	$74,938	$70,730
New business commissions	27,985	24,608	23,411
Agency fees	10,404	8,127	8,174
Contingent commissions	38,376	31,385	13,746
Franchise revenues
Renewal royalty fees	170,767	138,942	107,524
New business royalty fees	30,153	27,122	23,168
Initial franchise fees	5,594	6,620	11,238
Other franchise revenues	2,734	1,831	1,843
Interest income	670	932	1,443
Total revenues	$365,304	$314,505	$261,276

Timing of revenue recognition:
Transferred at a point in time	$117,010	$107,673	$102,315
Transferred over time	248,294	206,832	158,961
Total revenues	$365,304	$314,505	$261,276

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	December 31,
	2025	2024	Increase/(decrease)
Cost to obtain franchise contracts(1)	$1,801	$1,967	$(166)
Commissions and agency fees receivable, net(2)	36,613	31,375	5,238
Receivable from franchisees, net(2)	14,077	14,546	(469)
Contract liabilities(2)(3)	16,266	18,466	(2,200)
(1) Cost to obtain franchise contracts is included in Other assets on the consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract

Significant changes in contract liabilities are as follows (in thousands):

	December 31,
	2025	2024
Contract liability at beginning of period	$18,466	$27,099
Revenue recognized during the period	(5,594)	(6,620)
New deferrals(1)	3,930	3,125
Write offs(2)	(536)	(5,138)
Contract liability at end of period	$16,266	$18,466
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

Anticipated Future Recognition of Deferred Initial Franchise Fees
The following table reflects the estimated initial franchise fees (contract liability) to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for the year ended December 31:
2026	$3,241
2027	2,741
2028	2,506
2029	2,225
2030	1,889
Thereafter	3,664
$16,266

4. Franchise fees receivable
The balance of Franchise fees receivable included in receivable from franchisees in the consolidated balance sheets consisted of the following (in thousands):

	December 31,
	2025	2024
Franchise fees receivable	$4,844	$6,263
Less: Unamortized discount	(904)	(1,671)
Less: Allowance for uncollectible franchise fees	(40)	(35)
Total franchise fees receivable	$3,900	$4,557

Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2023	$223
Charges to bad debts	404
Write offs	(592)
Balance at December 31, 2024	35
Charges to bad debts	142
Write offs	(137)
Balance at December 31, 2025	$40

5. Allowance for uncollectible agency fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2023	$508
Charges to bad debts	1,469
Write offs	(1,614)
Balance at December 31, 2024	$363
Charges to bad debts	1,316
Write offs	(1,190)
Balance at December 31, 2025	$489

6. Property and equipment
Property and equipment consisted of the following at (in thousands):

	December 31,
	2025	2024
Furniture & fixtures	$10,268	$10,369
Computer equipment	6,552	5,443
Network equipment	802	481
Phone system	200	227
Leasehold improvements	37,387	35,288
Total	55,209	51,808
Less accumulated depreciation	(33,660)	(27,707)
Property and equipment, net	$21,549	$24,101

Depreciation expense was $6.7 million, $7.3 million, and $7.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

7. Intangible assets
Intangible assets consisted of the following (in thousands):

	December 31,		Weighted average amortization period (years)
	2025	2024
Computer software & web domain	$38,738	$24,475	7.48
Books of business	11,817	6,895	6.52
Less accumulated amortization	(10,856)	(6,294)
Intangible assets, net	$39,700	$25,075
Amortization expense was $4.6 million, $3.2 million, and $1.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Expected amortization for the next five calendar years as of December 31, 2025 are as follows (in thousands):

2026	$5,779
2027	5,764
2028	5,764
2029	5,704
2030 and thereafter	16,688
Total	$39,700

8. Employee benefit obligation
The Company has adopted a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Full-time employees over the age of 21 with one month of service are eligible to participate. Under the plan, the Company’s contribution is based on a discretionary matching of 100% of salary deferral elected by each eligible employee up to a maximum of 3% of compensation. The Company’s matching portion vests over a four-year period, after which time the employee becomes fully vested and all future contributions will vest immediately.
Matching contributions may be changed at the discretion of the Company. Company contributions totaled $1.7 million, $1.5 million, and $1.5 million for the years ended December 31, 2025, 2024, and 2023.

9. Debt
On July 21, 2021, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement") to refinance its $25.0 million revolving credit facility and $80.0 million term note payable to a $50.0 million revolving credit facility and $100.0 million term note payable in order to obtain a more favorable interest rate on the outstanding debt. The revolving credit facility and term note were collateralized by substantially all the Company's assets, which included right to future commissions and royalties.
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
The Company recorded $6.8 million of debt issuance costs and original issue discount related to the 2025 Initial Term Loan within Notes Payable and $1.8 million of debt issuance costs related to the 2025 Revolving Credit Facility within Other Assets in the consolidated balance sheets.
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
As of December 31, 2025, the Company had nothing drawn against the revolving credit facility and had $75.0 million available to draw.
Our long term debt consists of the following (in thousands):

December 31, 2025
Term Loan B-1	298,502
Unamortized discount and issuance costs	(6,048)
Current portion of note payable	(2,993)
Note payable, net of current portion	$289,461

The Term B-1 Loan bears interest at a rate of Term SOFR plus 3.00%. The 2025 Revolving Credit Facility bears interest at Term SOFR plus a spread based on leverage ratio tiers as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
> 1.50x	SOFR + 200 bps
> 2.50x	SOFR + 225 bps
> 3.50x	SOFR + 250 bps
Interest payments on the revolving credit facility totaled $0.2 million, $0.2 million, $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. The effective interest rate for the term note as of December 31, 2025 was 7.17%.
Maturities of the term note payable for the next five calendar years as of December 31, 2025 are as follows (in thousands):

Amount
2026	$2,993
2027	2,993
2028	2,993
2029	2,993
2030	2,993
Thereafter	283,537
Total	$298,502

The 2025 Credit Agreement contains certain affirmative and negative covenants. Under these covenants, the Company is limited in the amount of additional debt incurred and distributions payable. The Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the 2025 Credit Agreement, is 5.00 to 1.00. Additionally, the 2025 Credit Agreement contains certain change of control provisions that, if breached, would trigger a default. As of December 31, 2025, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rate, the note payable balances at December 31, 2025 and December 31, 2024 approximate their fair values using Level 2 inputs, described below.
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
Income tax expense
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income taxes
Federal	$(9)	$—	$—
State and local	518	1,332	755
Total current income taxes	509	1,332	755
Deferred income taxes
Federal	6,531	5,973	3,169
State and local	(643)	(9,718)	(1,232)
Total deferred income taxes	5,888	(3,745)	1,937
Income tax	$6,397	$(2,413)	$2,692
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
Income before taxes	$50,848		$46,700		$26,388

Income taxes at U.S. federal statutory rate	10,678	21..0%	9,807	21.0%	5,541	21.0%
Tax effect of income not subject to entity level federal income tax	(3,547)	(7.0)	(3,929)	(8.5)	(2,034)	(7.8)
Nontaxable or nondeductible items:
Excess tax (benefit) or deficiency on equity-based compensation	(2,146)	(4.2)	(3,060)	(6.6)	(1,760)	(6.7)
Nondeductible equity-based compensation	721	1.4	731	1.6	127	0.5
Nondeductible excess compensation	691	1.4	313	0.7	1,028	3.9
Meals and entertainment	229	0.5	178	0.4	152	0.6
State income tax expense (benefit), net of federal benefit(1)	(100)	(0.2)	(6,530)	(14.0)	(329)	(1.2)
Other	(129)	(0.3)	77	0.2	(33)	(0.1)
Income tax expense (benefit)	$6,397	12.6%	$(2,413)	(5.2)%	$2,692	10.2%
(1) State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category for 2025..
Deferred tax assets and liabilities
The components of deferred tax assets are as follows (in thousands):

	December 31, 2025	December 31, 2024
Net operating loss carryforwards	$22,705	$18,503
Investment in flow-through entity	193,666	174,975
Net deferred tax asset	$216,371	$193,478
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
GSHD also has income tax net operating loss carryforwards for federal and state purposes of $103.0 million and $19.4 million (post apportionment pre-tax), respectively. The federal net operating loss carryforwards are carried forward indefinitely and are limited to 80% of taxable income in a given year. The state net operating loss carryforwards begin to expire in 2033.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of December 31, 2025.
Cash paid for income taxes
The components of cash paid for income taxes are as follows (in thousands):

Year Ended December 31, 2025
Federal	$10
State and local
Texas	900
Other state and local	19
Total state and local	919
Total	$929
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
During the years ended December 31, 2025, 2024 and 2023, an aggregate of 0.7 million, 0.3 million and 1.5 million LLC Units, respectively, were redeemed by the Pre-IPO LLC Members for newly-issued shares of Class A common stock. In connection with these redemptions, we received 0.7 million, 0.3 million and 1.5 million LLC Units, which resulted in an increase in the tax basis of our investment in GF subject to the provisions of the TRA. We recognized a liability for the tax receivable agreement payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemptions of LLC Units, after concluding it was probable that such tax receivable agreement payments would be paid based on our estimates of future taxable income. As of December 31, 2025 and 2024, the total amount of payments due to the Pre-IPO LLC Members under the tax receivable agreement was $171.9 million and $160.1 million, respectively, of which $6.2 million and $0.0 million, respectively, was current and included in Liabilities under tax receivable agreement within Current liabilities on the Consolidated balance sheets.

11. Stockholder's equity
Class A Common Stock
GSHD has a total of 24,653 thousand and 24,668 thousand shares of its Class A common stock outstanding at December 31, 2025 and 2024, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.

Class B Common Stock
GSHD has a total of 11,935 thousand and 12,620 thousand shares of its Class B common stock outstanding at December 31, 2025 and 2024, respectively. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's stockholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.
Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the years ended December 31, 2025, 2024, and 2023, divided by the basic weighted average number of Class A common stock as of December 31, 2025, 2024, and 2023 (in thousands, except per share amounts).
Diluted EPS of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding, adjusted to give effect to potentially dilutive securities.
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
The following table summarizes the calculation of EPS for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to GSHD - Basic	$27,831	$30,426	$14,140
Add: net income attributable to noncontrolling interests(1)	16,620	18,687	9,556
Less: income tax effect on income attributable to noncontrolling interests assuming conversion of Class B common shares(1)	(4,837)	(4,767)	(2,524)
Net income available to GSHD - Diluted	$39,614	$44,347	$21,172

Denominator:
Basic EPS
Weighted average outstanding Class A common shares - Basic	24,975	24,657	23,929
Earnings per share of Class A common stock - Basic	$1.11	$1.23	$0.59

Diluted EPS
Weighted average outstanding Class A common shares - Basic	24,975	24,657	23,929
Effect of dilutive securities:
Weighted average outstanding Class B common shares (if-converted)(1)	12,224	12,749	13,769
Stock options(2)	905	895	657
Weighted average outstanding Class A common shares - Diluted	38,103	38,301	38,356

Earnings per share of Class A common stock - Diluted	$1.04	$1.16	$0.55
(1) For the years ended December 31, 2025, 2024, and 2023, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 12,224 thousand, 12,749 thousand, and 13,769 thousand common shares (assuming the conversion of all outstanding class B common stock) were included in the Weighted average outstanding Class A common shares - Diluted and (b) $11.8 million, $13.9 million, and $7.0 million of noncontrolling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income available to GSHD - Diluted.
(2) The dilutive effect of stock options is computed using the treasury stock method. 731 thousand, 869 thousand, and 1,560 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock for the years ended December 31, 2025, 2024 and 2023 because the effect would have been anti-dilutive.

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
During the year ended December 31, 2025, the Company repurchased and retired 1,014 thousand shares of Class A common stock for an aggregate $81.7 million. During the year ended December 31, 2024, the Company repurchased and retired 1,045 thousand shares of Class A common stock for an aggregate $63.2 million. All repurchases were made in open-market transactions and recorded at their aggregate transaction cost inclusive of commissions and excise taxes. As of December 31, 2025, the Company had remaining authorization under the share repurchase program to repurchase up to $18.3 million of the Company's Class A common stock.
Subsequent Event
On February 17, 2026, our board of directors extended our share repurchase program, increasing the authorization by $180.0 million and extending the program through May 1, 2027. With this increase, the Company has a total remaining authorization under the extended repurchase program of up to $198.3 million of the Company's Class A common stock. The share repurchase program does not require the Company to acquire any dollar amount or number of shares of common stock and may be modified, suspended, or discontinued at any time. The timing, manner, price and amount of any repurchases will be determined at the discretion of management in accordance with applicable securities laws and other restrictions. Class A common stock acquired under the program will be retired upon repurchase. Additionally, for every repurchased share of Class A common stock, the Company will direct GF to repurchase and cancel an LLC unit of GF held by the Company, at a price per LLC unit equal to the price paid for the corresponding share of Class A common stock.

12. Noncontrolling interest
GSHD is the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a noncontrolling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the years ended December 31, 2025 and 2024, GF made distributions of $23.8 million and $13.3 million, of which $7.7 million and $4.8 million was made to Pre-IPO LLC Members. The remaining $16.0 million and $8.5 million was made to GSHD and was eliminated in consolidation.
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
During 2025 and 2024, an aggregate of 0.7 million and 0.3 million LLC Units, respectively, were redeemed by the noncontrolling interest holders. Pursuant to the GF LLC Agreement, we issued 0.7 million and 0.3 million shares of

Class A common stock in connection with these redemptions and received 0.7 million and 0.3 million LLC Interests, increasing our ownership interest in GF. Simultaneously, and in connection with these redemptions, 0.7 million and 0.3 million shares of Class B common stock were surrendered and canceled.
The following table summarizes the ownership interest in GF as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	LLC Units	Ownership %	LLC Units	Ownership %
Number of LLC Units held by GSHD	24,653	67.4%	24,668	66.2%
Number of LLC Units held by noncontrolling interest holders	11,935	32.6%	12,620	33.8%
Number of LLC Units outstanding	36,588	100.0%	37,288	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the years ended December 31, 2025 and 2024 was 32.9% and 34.1%, respectively.

13. Equity-based compensation
A summary of equity-based compensation expense during the years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	$23,375	$27,971	$23,989
Equity-based compensation expense	$23,375	$27,971	$23,989
Stock options
The Company granted additional stock options of 0.6 million, 0.8 million, and 0.9 million to its Board of Directors and certain key employees in 2025, 2024, and 2023, respectively. Board of Directors stock option awards have a three-year service period and vest in 12 equal quarterly installments over the service period. Employee stock options awards granted in 2021 have a four-year service period and vest in three equal annual installments, beginning at the end of the second year of service. Employee awards granted beginning in 2022 have a three-year service period and vest in equal annual installments beginning at the end of the first year of service. Both Board of Director and employee stock option awards have a maximum contract term of ten years from the grant date. Upon exercise of an option, the Company issues a new share of stock.
The Company determines the grant date fair value of its stock option awards using the Black-Scholes valuation model and has elected to recognize forfeitures as they occur. A summary of the weighted average assumptions used for valuing stock options granted in the periods 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	55%	55%	60% - 65%
Expected dividend yield	—%	—%	—%
Expected term (in years)	2.69 - 4.75	2.75 - 4.75	2.75 - 4.75
Risk-free interest rate	3.44% - 4.27%	3.46%- 4.58%	3.44% - 4.06%

A summary of stock option activity for the year ended December 31, 2025 is as follows (in thousands except per-share amounts):

	Stock Options	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life (Years)
Outstanding as of December 31, 2024	3,263	$68.50
Granted	637	106.42
Exercised	(309)	43.75
Forfeited	(56)	68.02
Expired	(100)	125.79
Outstanding as of December 31, 2025	3,436	$76.11	$51,810	6.88
Options vested and exercisable as of December 31, 2025	2,091	$71.09	$42,923	5.90
Options unvested as of December 31, 2025	1,344	$83.93	$8,887	8.40

A summary of stock option activity for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands except per-share amounts):

	Year Ended December 31,
	2025	2024	2023
Weighted-average grant-date fair value of options granted	$46.36	$32.41	$19.08
Total intrinsic value of options exercised	$21,435	$27,106	$16,424
Total fair value of shares vested during the year	$28,555	$24,645	$23,269

A summary of unvested stock option activity for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands except per-share amounts):

	Stock Options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	1,657	$30.10
Vested	(894)	31.94
Granted	637	46.36
Forfeited	(56)	31.86
Unvested as of December 31, 2025	1,344	$36.51
As of December 31, 2025, total unrecognized compensation expense related to unvested stock options was $29.7 million, which is expected to be recognized over a weighted average period of 1.81 years. Cash received from stock option exercises during the year ended December 31, 2025 was $13.6 million.

14. Dividends
The Company did not approve or pay any dividends during the year ended December 31, 2024.
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

15. Leases
At December 31, 2025, Goosehead was obligated under a number of operating leases, exclusively leases for premises and equipment used for business purposes. These leases generally have terms of 8 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. None of these lease agreements impose restrictions on the Company’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements. Certain of these leases contain escalation clauses that will increase rent payments based on maintenance, utility and tax increases, which are non-lease components and variable in nature. The Company elected not to separate lease and non-lease components of a contract for its real estate and equipment leases. As such, real estate and equipment lease payments represent payments on both lease and non-lease components.
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
The following table provides information related to the Company’s leases as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Right-of-use assets	$34,087	$37,420

Short term lease liabilities	8,666	6,535
Long term lease liabilities	51,168	54,536
Total lease liabilities	59,834	61,071

Weighted average remaining lease term (in years)	5.87	6.71
Weighted average incremental borrowing rate	5.5%	5.3%
The following schedule shows the components of lease cost for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Gross operating lease cost	$7,923	$8,074
Sublease income	(1,082)	(672)
Net lease cost	$6,841	$7,402

The following is a schedule of supplemental cash flow information related to leases for the year ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(9,250)	$(11,267)

Right of use assets obtained in exchange for lease obligation
Operating leases	$5,713	$4,931
The following is a schedule of future maturity of lease liability as of December 31, 2025 (in thousands):

2026	$11,483
2027	13,083
2028	12,348
2029	11,192
2030	8,341
Thereafter	14,414
Total lease payments	70,861
Less: imputed interest	(11,026)
Future maturity of lease liability	$59,834
As of December 31, 2025, the Company did not have any additional future operating lease commitments that were signed but had not yet commenced.

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
18. Related Party Transactions
Mark Jones is the Co-Founder and Executive Chairman of the Company and holds a significant beneficial ownership of the Company’s voting common stock. Mr. Jones also serves as the Co-Founder and Chief Executive Officer of N5B Capital ("N5B"), a family investment office for Mark and Robyn Jones. In the third quarter of 2025, the Company entered into an agreement to reimburse N5B for expenses associated with Mr. Jones’ executive assistant. The estimated annual expense to the Company under this agreement is less than $140 thousand and will be recognized as incurred in the consolidated statements of operations. The Company determined that the agreement is not material to its consolidated financial statements.

Item 9. Changes in and disagreements with accountants on accounting and financial statement disclosure
None.

Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report herein.

/s/ Mark K. Miller	/s/ Mark E. Jones, Jr.
Mark K. Miller	Mark E. Jones, Jr.
President and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Goosehead Insurance, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Goosehead Insurance, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 19, 2026

Item 9B. Other information
There were no adoptions, modifications, or terminations by any of our directors or officers of any contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements requiring disclosure pursuant to Item 408(a) during the fourth quarter of fiscal 2025, except as follows:
On November 5, 2025, Mark K. Miller, the President and Chief Executive Officer of the Company, terminated a Rule 10b5-1 trading arrangement he had previously adopted with respect to the sale of securities of the Company's common stock (the "10b5-1 Plan"). The 10b5-1 Plan was adopted on April 29, 2025, had a term expiring May 1, 2026, and provided for the potential sale of up to 60,000 shares of Company common stock issuable upon the exercise of options. As of the date of termination of his 10b5-1 Plan, Mr. Miller had not sold any shares of common stock under its terms.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III

Item 10. Directors, executive officers, and corporate governance
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
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

Item 11. Executive compensation
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5. Securities Authorized for Issuance under Equity Compensation Plans.”
The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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
3.1
Amended and Restated Certificate of Incorporation of Goosehead Insurance, Inc. (incorporated by reference to exhibit 3.1 to Goosehead Insurance, Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

3.2
By-Laws of Goosehead Insurance, Inc., as amended and restated as of November 3, 2023 (incorporated by reference to exhibit 3.2 to Goosehead Insurance, Inc.'s Current Report on Form 8-K filed with the Commission on November 3, 2023)

4.1
Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to exhibit 4.1 to Goosehead Insurance, Inc.'s Annual Report on Form 10-K filed with the Commission on March 16, 2020)

10.1
Amended and Restated Limited Liability Company Agreement of Goosehead Financial, LLC, dated as of May 1, 2018, by and among Goosehead Financial, LLC and its members (incorporated by reference to exhibit 10.2 to Goosehead Insurance, Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.2
Registration Rights Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc. and the other persons and entities party thereto (incorporated by reference to exhibit 10.4 to Goosehead Insurance, Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.3
Tax Receivable Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc., Goosehead Financial, LLC, and each of the other persons and entities party thereto (incorporated by reference to exhibit 10.3 to Goosehead Insurance, Inc.'s Current Report on Form 8-K filed with the Commission on May 2, 2018)

10.4
Stockholders Agreement, dated as of May 1, 2018, by and among Goosehead Insurance, Inc., Goosehead Financial, LLC and the other persons and entities party thereto (incorporated by reference to exhibit 10.5 to Goosehead Insurance, Inc.'s Annual Report on Form 10-K filed with the Commission on March 14, 2019)

10.5	Form of Franchise Agreement (incorporated by reference to exhibit 10.6 to Goosehead Insurance, Inc.'s registration statement on Form S-1 (Registration No. 333-224080))
10.6	Registrant’s Amended and Restated Omnibus Incentive Plan (incorporated by reference from Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 12, 2019)
10.7
Form of Goosehead Insurance, Inc. Omnibus Incentive Plan Stock Option Award Agreement (Employees) (incorporated by reference to exhibit 10.8 to Goosehead Insurance, Inc.'s registration statement on Form S-1 (Registration No. 333-224080))

10.8
Form of Goosehead Insurance, Inc. Omnibus Incentive Plan Stock Option Award Agreement (Directors) (incorporated by reference to exhibit 10.9 to Goosehead Insurance, Inc.'s registration statement on Form S-1 (Registration No. 333-224080))

10.9	Goosehead Insurance, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 99 to Goosehead Insurance, Inc.'s registration statement on Form S-8 (Registration No. 333-224470))
10.10	Form of Director Indemnification Agreement (incorporated by reference to exhibit 10.10 to Goosehead Insurance, Inc.'s registration statement on Form S-1 (Registration No. 333-224080))
10.11
Offer Letter to Mark E. Jones, Jr., dated September 11, 2022 (incorporated by reference to exhibit 10.1 to Goosehead Insurance, Inc.'s Current Report on Form 8-K filed with the Commission on September 12, 2022)

10.12
Separation and Engagement Agreement, dated April 26, 2023, between Goosehead Insurance, Inc. and P. Ryan Langston (incorporated by reference to exhibit 10.1 to Goosehead Insurance, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on April 27, 2023)

Exhibit Number	Description
10.13
Amendment 1 to the Credit Agreement, dated as of January 8, 2025, by and among Goosehead Insurance Holdings, LLC, as borrower, Goosehead Financial, LLC, as holdings, certain subsidiary guarantors named therein, certain lender parties named therein, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to exhibit 10.1 to Goosehead Insurance Inc.’s Quarterly Report on Form 10-Q filed on October 22, 2025).

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

GOOSEHEAD INSURANCE, INC.

Date:	February 19, 2026	By:	/s/ Mark K. Miller
Mark K. Miller
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 19, 2026	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Jones	Executive Chairman	February 19, 2026
Mark E. Jones
/s/ Robyn Jones	Vice Chairman and Director	February 19, 2026
Robyn Jones
/s/ Peter Lane	Director	February 19, 2026
Peter Lane
/s/ Mark K. Miller	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 19, 2026
Mark Miller
/s/ James Reid	Director	February 19, 2026
James Reid
/s/ Waded Cruzado	Director	February 19, 2026
Waded Cruzado
/s/ Bill Wade	Director	February 19, 2026
Bill Wade
Director
Louis Goldberg
/s/ Mark E. Jones, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2026
Mark E. Jones, Jr.