Form 10-Q
period 2026-03-31
Goosehead Insurance, Inc.
filed 2026-04-23
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 20, 2026, there were 23,670,665 shares of Class A common stock outstanding and 11,935,389 shares of Class B common stock outstanding.

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
•Annual Report on Form 10-K: The Company's annual report on Form 10-K for the fiscal year ended December 31, 2025.
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
Special note regarding forward-looking statements
We have made statements in this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Item 1A. Risk factors” herein and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Commissions and agency fees	$38,685	$29,423
Franchise revenues	54,274	45,971
Interest income	117	189
Total revenues	93,076	75,583
Operating Expenses:
Employee compensation and benefits	50,527	48,334
General and administrative expenses	23,969	17,559
Bad debts	373	406
Depreciation and amortization	3,212	2,670
Total operating expenses	78,081	68,969
Income from operations	14,995	6,614
Other Income:
Interest expense	(5,472)	(5,823)
Other income	267	168
Income before taxes	9,790	959
Tax expense (benefit)	1,745	(1,687)
Net income	8,045	2,646
Less: net income attributable to noncontrolling interests	3,156	304
Net income attributable to Goosehead Insurance, Inc.	$4,889	$2,342
Earnings per share:
Basic	$0.20	$0.09
Diluted	$0.19	$0.09
Weighted average shares of Class A common stock outstanding
Basic	24,269	24,791
Diluted	36,640	25,943

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$25,652	$34,390
Restricted cash	3,436	3,547
Commissions and agency fees receivable, net	15,785	36,613
Receivable from franchisees, net	14,554	11,141
Prepaid expenses	13,863	7,552
Total current assets	73,290	93,243
Receivable from franchisees, net of current portion	1,822	2,936
Property and equipment, net of accumulated depreciation	22,493	21,549
Right-of-use asset	32,689	34,087
Intangible assets, net of accumulated amortization	44,061	39,700
Deferred income taxes, net	211,442	216,371
Other assets	7,016	6,978
Total assets	$392,813	$414,864
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$31,002	$33,629
Premiums payable	3,436	3,547
Lease liability	9,039	8,666
Contract liabilities	2,931	3,241
Notes payable	2,993	2,993
Liabilities under tax receivable agreement	6,237	6,237
Total current liabilities	55,638	58,313
Lease liability, net of current portion	48,784	51,168
Note payable, net of current portion	314,917	289,461
Contract liabilities, net of current portion	11,974	13,025
Liabilities under tax receivable agreement, net of current portion	165,685	165,685
Total liabilities	596,998	577,652
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 23,671 shares issued and outstanding as of March 31, 2026, 24,653 shares issued and outstanding as of December 31, 2025	237	247
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 11,935 issued and outstanding as of March 31, 2026, 11,935 shares issued and outstanding as of December 31, 2025	119	119
Additional paid-in capital	6,839	37,486
Accumulated deficit	(128,467)	(133,356)
Total stockholders' equity	(121,272)	(95,504)
Noncontrolling interests	(82,913)	(67,284)
Total equity	(204,185)	(162,788)
Total liabilities and equity	$392,813	$414,864

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands, except per share amounts)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2026	24,653	11,935	$247	$119	$37,486	$(133,356)	$(95,504)	$(67,284)	$(162,788)
Distributions	—	—	—	—	—	—	—	(2,190)	(2,190)
Share repurchases	(985)	—	(10)	—	(31,628)	—	(31,638)	(18,691)	(50,329)
Net income	—	—	—	—	—	4,889	4,889	3,156	8,045
Equity-based compensation	—	—	—	—	4,167	—	4,167	2,050	6,217
Activity under employee stock purchase plan	3	—	—	—	70	—	70	46	116
Deferred tax adjustments net of tax receivable agreement liabilities	—	—	—	—	(3,256)	—	(3,256)	—	(3,256)
Balance March 31, 2026	23,671	11,935	$237	$119	$6,839	$(128,467)	$(121,272)	$(82,913)	$(204,185)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2025	24,668	12,620	$247	$126	$58,917	$(15,401)	$43,889	$(4,813)	$39,076
Distributions	—	—	—	—	—	—	—	(59,232)	(59,232)
Dividends declared ($5.91 per share)	—	—	—	—	—	(145,786)	(145,786)	—	(145,786)
Net income	—	—	—	—	—	2,342	2,342	304	2,646
Exercise of stock options	241	—	3	—	6,588	—	6,591	3,936	10,527
Equity-based compensation	—	—	—	—	4,136	—	4,136	2,100	6,236
Activity under employee stock purchase plan	1	—	—	—	70	—	70	37	107
Redemption of LLC Units	145	(145)	1	(1)	(697)	—	(697)	697	—
Deferred tax adjustments net of tax receivable agreement liabilities	—	—	—	—	911	—	911	—	911
Balance March 31, 2025	25,055	12,475	$251	$125	$69,925	$(158,845)	$(88,544)	$(56,971)	$(145,515)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$8,045	$2,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,212	2,724
Amortization of debt discounts and issuance costs	294	243
Loss on debt extinguishment	—	771
Bad debt expense	373	406
Equity-based compensation	6,217	6,236
Deferred income taxes	1,673	(1,766)
Noncash lease activity	(872)	(745)
Cloud computing arrangement implementation costs	(340)	(460)
Changes in operating assets and liabilities:
Receivable from franchisees	(2,374)	(1,283)
Commissions and agency fees receivable	20,230	22,945
Prepaid expenses	(6,311)	(14,359)
Other assets	(367)	1,008
Accounts payable and accrued expenses	(5,551)	(2,836)
Contract liabilities	(1,361)	(46)
Net cash provided by operating activities	22,868	15,484
Cash flows from investing activities:
Issuance of notes receivable to franchisees	—	(25)
Proceeds from notes receivable to franchisees	58	62
Capitalized software development costs	(5,694)	(2,771)
Cash consideration paid for asset acquisitions	(115)	—
Proceeds from fixed asset disposals	245	—
Purchase of property and equipment	(1,633)	(579)
Net cash used for investing activities	(7,139)	(3,313)
Cash flows from financing activities:
Customer premiums, net	(113)	(1,431)
Debt issuance cost	—	(7,929)
Repayment of notes payable	(748)	(93,078)
Proceeds from notes payable	—	299,250
Proceeds from revolving credit facility	26,000	—
Proceeds from the issuance of Class A common stock	116	10,634
Repurchases of Class A common stock	(49,833)	—
Member distributions	—	(59,233)
Dividends to stockholders	—	(145,786)
Net cash (used for) provided by financing activities	(24,578)	2,427
Net increase (decrease) in cash and cash equivalents, and restricted cash	(8,849)	14,598
Cash and cash equivalents, and restricted cash, beginning of period	37,937	57,973
Cash and cash equivalents, and restricted cash, end of period	$29,088	$72,571

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow data:
Cash paid for interest	$5,169	$4,155
Cash paid (refunded) for incomes taxes, net	(252)	15
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
The Company had 17 and 14 corporate-owned locations in operation at March 31, 2026 and 2025, respectively. Franchisees are provided access to Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended March 31, 2026 and 2025, the Company onboarded 20 and 36 franchise locations, respectively, and had 956 and 1,098 operating franchise locations as of March 31, 2026 and 2025, respectively. No franchises were purchased during the three months ended March 31, 2026 and 2025.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2026 and 2025. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
Reclassification
Certain prior period amounts have been reclassified to conform to the current period's presentation.
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
Cash and Cash Equivalents, and Restricted Cash
The Company holds premiums received from the insured but not yet remitted to the Carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $3.4 million and $2.4 million as of March 31, 2026 and 2025, respectively.
The following is a reconciliation of our cash and cash equivalents and restricted cash balances as presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$25,652	$70,208
Restricted cash	3,436	2,363
Cash and cash equivalents, and restricted cash	$29,088	$72,571

The Company earns interest on its cash balance that is held in interest-bearing checking accounts. During the three months ended March 31, 2026, the Company recognized $0.3 million in interest income. $0.9 million interest income was recognized during the three months ended March 31, 2025. Interest income is recognized within other income in the condensed consolidated statements of operations. As of March 31, 2026, the Company did not have any cash equivalents.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses—(Topic 326)—Measurement of Credit Losses for Account Receivable and Contract Assets. The amendments provide for a practical expedient that an entity may assume that conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company has adopted this ASU for the three months ended March 31, 2026, and will apply the practical expedient prospectively.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

The Company must estimate the amount of consideration that will be received such that a significant reversal of revenue is not probable. Contingent commissions represent a form of variable consideration associated with the placement and profitability of coverage, for which we earn commissions. In connection with Topic 606, contingent commissions are estimated, with a constraint applied, and accrued relative to the recognition of the corresponding commissions for the period over which the contract applies. As contingent commissions are earned in relation to policies placed by the Company with the insurance carrier, the timing of recognizing contingent commissions follows a similar pattern as our commissions and fees with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Contract costs
The Company has evaluated ASC Topic 340—Other Assets and Deferred Cost (“ASC 340”) which requires companies to defer certain incremental costs to obtain customer contracts, and certain costs to fulfill customer contracts.
Incremental costs to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans for selling new franchise agreements. These incremental costs are deferred and amortized over a 10-year period, which is consistent with the term of the contract. The balance of costs to obtain is included with other assets on the condensed consolidated balance sheets.
Costs to fulfill - The Company has evaluated the need to capitalize costs to fulfill customer contracts and has determined that there are no costs that meet the definition for capitalization under ASC 340.
Performance obligations satisfied in previous periods
During the three months ended March 31, 2026, the Company recognized $7.6 million in commissions and agency fees from performance obligations satisfied in the previous annual period ended December 31, 2025. During three months ended March 31, 2025, the Company recognized $2.3 million in commissions and agency fees from performance obligations satisfied in the previous annual period ended December 31, 2024. The amount recognized is attributable to changes in the estimated transaction price for variable consideration under contingent commission arrangements which was previously constrained and recognized as the uncertainty was resolved.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended March 31,
	2026	2025
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$18,162	$16,952
New Business Commissions	7,452	5,755
Agency Fees	2,385	2,240
Contingent Commissions	10,686	4,476
Franchise revenues
Renewal Royalty Fees	43,594	37,244
New Business Royalty Fees	7,886	6,929
Initial Franchise Fees	1,609	1,342
Other Franchise Revenues	1,185	456
Interest Income	117	189
Total Revenues	$93,076	$75,583

Timing of revenue recognition:
Transferred at a point in time	$27,999	$24,947
Transferred over time	65,077	50,636
Total Revenues	$93,076	$75,583

Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	March 31, 2026	December 31, 2025	Increase/(decrease)
Cost to obtain franchise contracts(1)	$1,598	$1,801	$(203)
Commissions and agency fees receivable, net	15,785	36,613	(20,828)
Receivable from franchisees(2)	16,376	14,077	2,299
Contract liabilities(2)(3)	14,905	16,266	(1,361)
(1) Cost to obtain franchise contracts is included in other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the condensed consolidated balance sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended March 31, 2026 was included in the contract liabilities balance as of December 31, 2025.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2025	$16,266
Revenue recognized during the period	(1,609)
New deferrals(1)	778
Write offs(2)	(530)
Contract liabilities at March 31, 2026	$14,905
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement.
(2) Franchise Fees, net of recognized revenue, no longer deferred due to the termination of the Franchise Agreement.

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Franchise fees receivable(1)	$4,214	$4,844
Less: Unamortized discount(1)	(713)	(904)
Less: Allowance for uncollectible franchise fees(1)	(42)	(40)
Net franchise fees receivable(1)	$3,459	$3,900
(1) Includes both the current and long term portion of this balance.
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2025	$40
Charges to bad debts	17
Write offs	(15)
Balance at March 31, 2026	$42

Balance at December 31, 2024	$35
Charges to bad debts	17
Write offs	(17)
Balance at March 31, 2025	$35

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2025	$489
Charges to bad debts	353
Write offs	(437)
Balance at March 31, 2026	$405

Balance at December 31, 2024	$363
Charges to bad debts	274
Write offs	(339)
Balance at March 31, 2025	$298

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Furniture & fixtures	$10,954	$10,268
Computer equipment	6,986	6,552
Network equipment	1,035	802
Phone system	200	200
Leasehold improvements	38,644	37,387
Total	57,819	55,209
Less accumulated depreciation	(35,326)	(33,660)
Property and equipment, net	$22,493	$21,549
Depreciation expense was $1.7 million and $1.8 million for three months ended March 31, 2026 and 2025, respectively.

7. Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer software & web domain	$44,530	$38,738
Books of business	11,932	11,817
Total	56,462	50,555
Less: accumulated amortization	(12,401)	(10,856)
Intangible assets, net	$44,061	$39,700
Amortization expense was $1.5 million and $0.9 million for three months ended March 31, 2026 and 2025, respectively.

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
On July 9, 2025, the Company entered into Amendment No. 1 to the 2025 Credit Agreement in order to refinance the outstanding balance of the 2025 Initial Term Loan with a new term loan facility (the "Term B-1 Facility"). The amendment reduced the applicable interest rate on our term loan borrowings under the facility by 0.50% to a rate of Term SOFR plus 3.00%. The Term B-1 Facility is payable in quarterly installments of $0.7 million, with a balloon payment of $280.5 million on January 8, 2032. The 2025 Credit Agreement is secured by all property owned, leased or operated by the Company except for certain excluded assets.
As of March 31, 2026, the Company had $26.0 million drawn against the revolving credit facility and had $49.0 million available to draw.
The Term B-1 Facility bears interest at a rate of Term SOFR plus 3.00%. The 2025 Revolving Credit Facility bears interest at Term SOFR plus a spread based on leverage ratio tiers as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
≥ 1.50x	SOFR + 200 bps
≥ 2.50x	SOFR + 225 bps
≥ 3.50x	SOFR + 250 bps

Maturities of the term note payable and outstanding revolving credit facility for the next five years are as follows (in thousands):

Amount
Remaining in 2026	$2,244
2027	2,993
2028	2,993
2029	2,993
2030	28,993
Thereafter	283,538
Total	$323,754

The 2025 Credit Agreement contains certain affirmative and negative covenants. Under these covenants, the Company is limited in the amount of additional debt incurred and distributions payable. The Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the 2025 Credit Agreement, is 5x. Additionally, the 2025 Credit Agreement contains certain change of control provisions that, if breached, would trigger a default. As of March 31, 2026, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rates, the notes payable balance at March 31, 2026 and December 31, 2025, approximates fair value using Level 2 inputs, described below.
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
Income Tax Expense (Benefit)
Tax expense (benefit) was $1.7 million for the three months ended March 31, 2026 compared to tax expense (benefit) of $(1.7) million for the three months ended March 31, 2025. The effective tax rate was 18% for the three months ended March 31, 2026 and (176)% for the three months ended March 31, 2025. The change in the effective tax rate was primarily due to a decrease in the excess tax benefit recognized on stock option exercises during the three months ended March 31, 2025.
Deferred Taxes
Deferred tax assets at March 31, 2026 were $211.4 million compared to $216.4 million at December 31, 2025. The primary driver of the decrease was a change in the outside basis difference of GSHD's investment in GF, attributable to the amortization of previously recognized 743(b) basis adjustments and to share repurchase activity during the three months ended March 31, 2026.
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
During the three months ended March 31, 2026, no LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with prior redemptions, GSHD received an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the prior redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2026, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $171.9 million, of which $6.2 million was current and included in liabilities under tax receivable agreement within current liabilities on the condensed consolidated balance sheets. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of March 31, 2026.

10. Stockholders' Equity
Class A Common Stock
GSHD has a total of 23,671 thousand shares of its Class A common stock outstanding at March 31, 2026. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 11,935 thousand shares of its Class B common stock outstanding at March 31, 2026. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Earnings Per Share
The following table sets forth the calculation of basic earnings per share ("EPS") based on net income attributable to GSHD for the three months ended March 31, 2026 and 2025, divided by the basic weighted average number of Class A common stock as of the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts).
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the calculation of EPS for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to GSHD - Basic	$4,889	$2,342
Add: net income attributable to noncontrolling interests(1)	3,156	—
Less: income tax effect on income attributable to noncontrolling interests assuming conversion of Class B common shares(1)	(1,057)	—
Net income available to GSHD - Diluted	$6,988	$2,342

Denominator:
Basic EPS
Weighted average outstanding Class A common shares - Basic	24,269	24,791
Earnings per share of Class A common stock - Basic	$0.20	$0.09

Diluted EPS
Weighted average outstanding Class A common shares - Basic	24,269	24,791
Effect of dilutive securities:
Weighted average outstanding Class B common shares (if-converted)(1)	11,935	—
Stock options(2)	436	1,151
Weighted average outstanding Class A common shares - Diluted	36,640	25,943

Earnings per share of Class A common stock - Diluted	$0.19	$0.09
(1) For the three months ended March 31, 2026, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 11,935 thousand common shares (assuming the conversion of all outstanding class B common stock) were included in Weighted average outstanding Class A common shares - Diluted and (b) $2.1 million of noncontrolling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income attributable to GSHD - Basic to arrive at Net income available to GSHD - diluted. For the three months ended March 31, 2025, the impact of the conversion of Class B common shares to Class A common shares was excluded from the calculation of diluted EPS because the inclusion of such shares would have been anti-dilutive.
(2) Dilutive stock options is computed using the treasury stock method, which are not participating securities. 2,534 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2026 because the effect would have been anti-dilutive. 335 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three months ended March 31, 2025 because the effect would have been anti-dilutive.

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
On February 17, 2026, our board of directors extended the prior share repurchase program and increased the remaining authorization to purchase up to $198.3 million of our Class A common stock through May 1, 2027.
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
During the three months ended March 31, 2026, the Company repurchased and retired 985 thousand shares of Class A common stock for an aggregate $50.3 million. During the three months ended March 31, 2025, the Company did not repurchase shares of Class A common stock. All repurchases were made in open-market transactions and recorded at their aggregate transaction cost inclusive of commissions and excise taxes. As of March 31, 2026, the Company had remaining authorization under the share repurchase program to purchase up to approximately $148.5 million of the Company's Class A common stock.
11. Noncontrolling Interest
GSHD is the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a noncontrolling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three months ended March 31, 2026, GF recorded distributions of $6.7 million, of which $2.2 million was attributable to Pre-IPO LLC Members. The remaining $4.5 million was made to GSHD and was eliminated in consolidation.
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
During the three months ended March 31, 2026, no LLC Units were redeemed by the noncontrolling interest holders.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the ownership interest in GF (in thousands):

	March 31, 2026
	LLC Units	Ownership %
Number of LLC Units held by GSHD	23,671	66.5%
Number of LLC Units held by noncontrolling interest holders	11,935	33.5%
Number of LLC Units outstanding	35,606	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three months ended March 31, 2026 was 33.0%.

12. Equity-Based Compensation
Stock option expense was $6.2 million for the three months ended March 31, 2026. Stock option expense was $6.2 million for the three months ended March 31, 2025.

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
No dividends were declared during the three months ended March 31, 2026.
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
On November 10, 2022, a verified stockholder class action complaint for declaratory relief, captioned Mickey Dollens v. Goosehead Insurance, Inc., C.A. No. 2022-1018-JTL, was filed in the Court of Chancery of the State of Delaware (the “Dollens Action”), alleging certain corporate governance documents adopted by the Company were invalid under Delaware law. On August 8, 2023, the parties entered into a proposed settlement providing for certain non-monetary benefits to the class (i.e., revisions to the Company's Stockholder Agreement). Additionally, the plaintiffs petitioned the Court for attorneys’ fees and litigation expenses. The matter was stayed pending resolution of an appeal of a similar case. On March 24, 2026, the parties presented the Court with an updated proposed settlement providing for the same non-monetary benefits to the class, as well as payment by the Company of certain attorneys’ fees and litigation expenses. The Company does not consider the settlement, if approved, to be material.

Item 2: Management’s discussion and analysis of financial condition and results of operations

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Financial Highlights for the First Quarter of 2026:
•Total revenue increased 23% from the first quarter of 2025 to $93.1 million
•Core Revenue* increased by 15% from the first quarter of 2025 to $79.5 million
•Total Written Premiums placed increased 13% from the prior-year period to $1.1 billion
•Net income increased by $5.4 million from the first quarter of 2025 to $8.0 million, or 9% of total revenues
•Adjusted EBITDA* increased 57% from the first quarter of 2025 to $24.4 million, or 26% of total revenues
•Basic and diluted earnings per share were $0.20 and $0.19, respectively, and Adjusted EPS* was $0.37 per share for the three months ended March 31, 2026
•Policies in Force increased 14% from March 31, 2025 to 1,973,000 at March 31, 2026
•Corporate sales headcount increased 13% from March 31, 2025 to 482 at March 31, 2026
◦As of March 31, 2026, 275 of these Corporate sales agents had less than one year of tenure and 207 had greater than one year of tenure
•Total operating franchises decreased 13% from March 31, 2025 to 956 at March 31, 2026
◦As of March 31, 2026, 77 operating Franchisees had less than one year of tenure and 879 operating Franchisees had greater than one year of tenure
•Total Franchise agents increased 3% from March 31, 2025 to 2,150 at March 31, 2026
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Certain income statement line items
Revenues
For the three months ended March 31, 2026, revenue increased by 23% to $93.1 million from $75.6 million for the three months ended March 31, 2025. Total Written Premium, which we believe is the best leading indicator of future revenue, increased 13% for the three months ended March 31, 2026 to $1.1 billion from $1.0 billion for the three months ended March 31, 2025. Total Written Premiums drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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
•Renewal Royalty Fees - highly predictable, higher-margin revenue stream, which is managed by our service team. For policies in their first renewal term, we see an increase in our share of royalties from 20% to 50% of the commission paid by the Carriers.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended March 31,
(in thousands)	2026		2025
Core Revenue:
Renewal Commissions(1)	$18,162	20%	$16,952	22%
Renewal Royalty Fees(2)	43,594	46%	37,244	49%
New Business Commissions(1)	7,452	8%	5,755	8%
New Business Royalty Fees(2)	7,886	8%	6,929	9%
Agency Fees(1)	2,385	3%	2,240	3%
Total Core Revenue	79,479	85%	69,120	91%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,609	2%	1,342	2%
Interest Income	117	—%	189	—%
Total Cost Recovery Revenue	1,726	2%	1,531	2%
Ancillary Revenue:
Contingent Commissions(1)	10,686	12%	4,476	6%
Other Franchise Revenues(2)	1,185	1%	456	1%
Total Ancillary Revenue	11,871	13%	4,932	7%
Total Revenues	$93,076	100%	$75,583	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three months ended March 31, 2026 and 2025. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2026		2025
Revenues:
Commissions and agency fees	$38,685	42%	$29,423	39%
Franchise revenues	54,274	58%	45,971	61%
Interest income	117	—%	189	—%
Total revenues	93,076	100%	75,583	100%
Operating Expenses:
Employee compensation and benefits	50,527	65%	48,334	70%
General and administrative expenses	23,969	31%	17,559	26%
Bad debts	373	—%	406	1%
Depreciation and amortization	3,212	4%	2,670	4%
Total operating expenses	78,081	100%	68,969	100%
Income from operations	14,995		6,614
Other Income:
Interest expense	(5,472)		(5,823)
Other income	267		168
Income before taxes	9,790		959
Tax expense (benefit)	1,745		(1,687)
Net income	8,045		2,646
Less: net income attributable to noncontrolling interests	3,156		304
Net income attributable to Goosehead Insurance, Inc.	$4,889		$2,342

Revenues
For the three months ended March 31, 2026 revenue increased 23% to $93.1 million from $75.6 million for the three months ended March 31, 2025.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.

The following table sets forth these revenue streams by amount and as a percentage of total commissions and agency fees for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026		2025
Core Revenue:
Renewal Commissions	$18,162	47%	$16,952	58%
New Business Commissions	7,452	19%	5,755	20%
Agency Fees	2,385	6%	2,240	8%
Total Core Revenue:	27,999	72%	24,947	85%
Ancillary Revenue:
Contingent Commissions	10,686	28%	4,476	15%
Commissions and agency fees	$38,685	100%	$29,423	100%

Renewal Commissions increased by $1.2 million, or 7%, to $18.2 million for the three months ended March 31, 2026 from $17.0 million for the three months ended March 31, 2025. The increase during the three months ended March 31, 2026 was primarily due to an increase in the number of policies in their renewal term compared to the prior period.
New Business Commissions increased by $1.7 million, or 29%, to $7.5 million for the three months ended March 31, 2026 from $5.8 million for the three months ended March 31, 2025. The increase during the three months ended March 31, 2026 was primarily driven by an increase in the number of Corporate sales agents, as well as an increase in the per-agent productivity in the period.
Revenue from Agency Fees increased by $0.1 million, or 6%, to $2.4 million for the three months ended March 31, 2026 from $2.2 million for the three months ended March 31, 2025. The increase in Agency Fees during the three months ended March 31, 2026 was primarily attributable to an increase in the number of policies written where an agency fee was charged.
Revenue from Contingent Commissions increased by $6.2 million to $10.7 million for the three months ended March 31, 2026 from $4.5 million for the three months ended March 31, 2025. The increase during the three months ended March 31, 2026 was primarily attributable to changes in the estimated transaction price for variable consideration under contingent commission arrangements which was previously constrained and recognized as the uncertainty was resolved.
Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth these revenue streams by amount and as a percentage of franchise revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026		2025
Core Revenues:
Renewal Royalty Fees	$43,594	80%	$37,244	81%
New Business Royalty Fees	7,886	15%	6,929	15%
Total Core Revenues:	51,480	95%	44,173	96%
Cost Recovery Revenues:
Initial Franchise Fees	1,609	3%	1,342	3%
Ancillary Revenues:
Other Franchise Revenues	1,185	2%	456	1%
Franchise revenues	$54,274	100%	$45,971	100%

Revenue from Renewal Royalty Fees increased by $6.4 million, or 17%, to $43.6 million for the three months ended March 31, 2026 from $37.2 million for the three months ended March 31, 2025. The increase in revenue from Renewal Royalty Fees during the three months ended March 31, 2026 was primarily attributable to an increase in the number of policies in the renewal term, assisted by client retention of 85%.
Revenue from New Business Royalty Fees increased by $1.0 million, or 14%, to $7.9 million for the three months ended March 31, 2026 from $6.9 million for the three months ended March 31, 2025. The increase in revenue from New Business Royalty Fees during the three months ended March 31, 2026 was primarily attributable to an increase in the number of franchise agents and an increase in franchise productivity.
Revenue from Initial Franchise Fees increased at $0.3 million, or 20%, to $1.6 million for the three months ended March 31, 2026 from $1.3 million for the three months ended March 31, 2025. The increase in Revenue from Initial Franchise Fees during the three months ended March 31, 2026 was primarily attributable to higher turnover of franchises during the period, which accelerates recognition of Initial Franchise Fees for franchises that were terminated or transferred during the period.
Interest income
Interest income decreased by $0.1 million, or 38%, to $0.1 million for the three months ended March 31, 2026 from $0.2 million for the three months ended March 31, 2025. The decrease in interest income during the three months ended March 31, 2026 was primarily attributable to fewer franchises operating under the payment plan option during the period.
Expenses
Employee compensation and benefits
Employee compensation and benefits expenses increased by $2.2 million, or 5%, to $50.5 million for the three months ended March 31, 2026 from $48.3 million for the three months ended March 31, 2025. The increase in employee compensation during the three months ended March 31, 2026 was primarily related to investments in corporate producers and technology functions.
General and administrative expenses
General and administrative expenses increased by $6.4 million, or 37%, to $24.0 million for the three months ended March 31, 2026 from $17.6 million for the three months ended March 31, 2025. The increase was primarily attributable to increased spending on professional services and technologies, including AI technologies.
Bad debts
Bad debts of $0.4 million for the three months ended March 31, 2026 remained flat as compared to $0.4 million for the three months ended March 31, 2025.
Depreciation and amortization
Depreciation and amortization increased by $0.5 million, or 20%, to $3.2 million for the three months ended March 31, 2026 from $2.7 million for the three months ended March 31, 2025. This increase during the three months ended March 31, 2026 was primarily attributable to increased spending on software development since March 31, 2025.
Interest expense
Interest expense decreased by $0.4 million, or 6%, for the three months ended March 31, 2026 to $5.5 million from $5.8 million for the three months ended March 31, 2025. The primary driver of the decrease during the three months ended March 31, 2026 was our entering into Amendment No. 1 to the 2025 Credit Agreement on July 9, 2025, which reduced the applicable interest rate on our term loan borrowings under the facility by 0.50%.

Other income
Other income consists of interest earned on cash deposits, loss on debt extinguishment, debt modification expense, interest expense on current TRA payments, and remeasurements of our TRA liability. Other income increased by $0.1 million for the three months ended March 31, 2026 primarily attributable to a loss on debt extinguishment in the three months ended March 31, 2025 related to the Company's repayment of the Second Amended and Restated Credit Agreement, offset by a decrease in interest earned on cash deposits.
Tax expense (benefit)
Tax expense (benefit) increased by $3.4 million for the three months ended March 31, 2026, to a tax expense of $1.7 million from a tax (benefit) of $(1.7) million for the three months ended March 31, 2025. The increase in tax expense (benefit) for the three months ended March 31, 2026 was primarily attributable to increases in income before taxes and a decrease in excess tax benefits recognized on stock option exercises as compared to the three months ended March 31, 2025.

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
The following tables show Total Written Premium placed by corporate agents and franchisees for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31,		% Change
	2026	2025
Corporate sales Total Written Premium	$204,049	$176,606	16%
Franchise sales Total Written Premium	929,904	823,625	13%
Total Written Premium	$1,133,953	$1,000,231	13%
Policies in Force
Policies in Force means, as of any reported date, the total count of current (non-cancelled) policies placed by Goosehead with its portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of March 31, 2026, we had 2.0 million Policies in Force compared to 1.9 million as of December 31, 2025 and 1.7 million as of March 31, 2025, representing a 4% and a 14% increase, respectively.
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
NPS has decreased to 72 as of March 31, 2026, compared to 87 as of March 31, 2025.
Client Retention
Client Retention is calculated by comparing the number of clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention of 85% at March 31, 2026 increased when compared to 85% at December 31, 2025, and 84% at March 31, 2025 assisted by moderating premium rate increases. For the trailing twelve months ended March 31, 2026, we retained 89% of the premiums we distributed in the trailing twelve months ended March 31, 2025, which decreased from the 90% premium retention at December 31, 2025. The decline in premium retention is primarily attributable to moderating premium rate increases offset by increasing client retention. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.
New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees from franchises relating to policies in their first term.
For the three months ended March 31, 2026, New Business Revenue grew 19% to $17.7 million, from $14.9 million for the three months ended March 31, 2025. Growth in New Business Revenue during the three months ended March 31, 2026 was primarily driven by an increase in the number of Corporate and Franchise sales agents and growth in Corporate and Franchise productivity.

Any diminished capacity of Carriers to place new business (including as a result of 2025 wildfires in Southern California, severe floods in Central Texas, and other natural disasters) could slow the growth of our New Business Revenue in the future.
Renewal Revenue
Renewal Revenue is commissions received from the Carrier and Renewal Royalty Fees from franchises received after the first term of a policy.
For the three months ended March 31, 2026, Renewal Revenue grew 14% to $61.8 million, from $54.2 million for the three months ended March 31, 2025. Growth in Renewal Revenue during the three months ended March 31, 2026 was driven by an increase in the number of policies in the renewal term assisted by Client Retention of 85% at March 31, 2026.
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
Core Revenue increased by $10.4 million, or 15%, to $79.5 million for the three months ended March 31, 2026 from $69.1 million for the three months ended March 31, 2025. The primary drivers of the increase during the three months ended March 31, 2026 were an increase in policies in their renewal term, assisted by Client Retention of 85%; more new policies written, driven by an increase in the number of Corporate and Franchise sales agents and growth in Franchise productivity.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $0.2 million, or 13%, to $1.7 million for the three months ended March 31, 2026 from $1.5 million for the three months ended March 31, 2025. The primary driver was an increase in terminations and transfers of franchises, resulting in acceleration of initial franchise fee revenue.

Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $6.9 million to $11.9 million for the three months ended March 31, 2026 from $4.9 million for the three months ended March 31, 2025. The increase during the three months ended March 31, 2026 was attributable to an increase in Total Written Premium and the recognition of Contingent Commissions attributable to the year ended December 31, 2025, for which the estimate of the transaction price had been previously constrained and revenue was recognized as the uncertainty was resolved.
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
Adjusted EBITDA increased by $8.9 million, or 57%, to $24.4 million for the three months ended March 31, 2026 from $15.5 million for the three months ended March 31, 2025. The primary driver of the increase in Adjusted EBITDA during the three months ended March 31, 2026 was growth in total revenue partially offset by an increase in general and administrative expenses excluding impairment expense.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended March 31, 2026, Adjusted EBITDA Margin of 26% increased when compared to 21% for the three months ended March 31, 2025 as a result of total revenue growing at a faster rate than employee compensation and benefits and general and administrative expenses, excluding equity-based compensation, impairment expense, and other non-operating items.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.

GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue (in thousands):

	Three Months Ended March 31,
	2026	2025
Total Revenues	$93,076	$75,583

Core Revenue:
Renewal Commissions(1)	$18,162	$16,952
Renewal Royalty Fees(2)	43,594	37,244
New Business Commissions(1)	7,452	5,755
New Business Royalty Fees(2)	7,886	6,929
Agency Fees(1)	2,385	2,240
Total Core Revenue	79,479	69,120
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,609	1,342
Interest Income	117	189
Total Cost Recovery Revenue	1,726	1,531
Ancillary Revenue:
Contingent Commissions(1)	10,686	4,476
Other Franchise Revenues(2)	1,185	456
Total Ancillary Revenue	11,871	4,932
Total Revenues	$93,076	$75,583
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$8,045	$2,646
Interest expense	5,472	5,823
Depreciation and amortization	3,212	2,670
Tax expense (benefit)	1,745	(1,687)
Equity-based compensation	6,217	6,236
Impairment expense	—	—
Other income	(267)	(168)
Adjusted EBITDA	$24,424	$15,520
Adjusted EBITDA Margin(1)	26%	21%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($24,424/$93,076) and ($15,520/$75,583) for the three months ended March 31, 2026 and 2025, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS. Note that totals may not sum due to rounding:

	Three Months Ended March 31,
	2026	2025
Earnings per share - basic (GAAP)	$0.20	$0.09
Add: equity-based compensation(1)	0.17	0.17
Adjusted EPS (non-GAAP)	$0.37	$0.26
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$6.2 million/(24.3 million + 11.9 million)] for the three months ended March 31, 2026 and [$6.2 million/ (24.8 million + 12.6 million)] for the three months ended March 31, 2025.

Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Agency Fees, which largely includes New Business Commissions, Renewal Commissions, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of March 31, 2026, our cash and cash equivalents balance was $25.7 million. We have used cash flow from operations primarily to pay compensation and related expenses; general, administrative and other expenses; debt service; special dividends; share repurchases; and distributions to our owners.
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

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$22,868	$15,484	$7,384
Net cash used for investing activities	(7,139)	(3,313)	(3,826)
Net cash provided by (used for) financing activities	(24,578)	2,427	(27,005)
Net increase (decrease) in cash and cash equivalents	(8,849)	14,598	(23,447)
Cash and cash equivalents, and restricted cash, beginning of period	37,937	57,973	(20,036)
Cash and cash equivalents, and restricted cash, end of period	$29,088	$72,571	$(43,483)
Operating activities
Net cash provided by operating activities was $22.9 million for the three months ended March 31, 2026 as compared to net cash provided by operating activities of $15.5 million for the three months ended March 31, 2025. This increase in net cash provided by operating activities was primarily attributable a $5.4 million increase related to net income and an $8.0 million increase related to a reduction in outflows for prepaid expenses.
Investing activities
Net cash used for investing activities was $7.1 million for the three months ended March 31, 2026, compared to net cash used for investing activities of $3.3 million for the three months ended March 31, 2025. This increase was driven by a $2.9 million increase in capitalized software development costs and a $1.1 million increase in purchases of property and equipment.
Financing activities
Net cash used for financing activities was $(24.6) million for the three months ended March 31, 2026 as compared to net cash provided by financing activities of $2.4 million for the three months ended March 31, 2025. This change in net cash provided by (used for) financing activities was primarily driven by share repurchases $(49.8) million, which was partially offset by new borrowings on our revolving credit facility of $26.0 million.
Future sources and uses of liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) our revolving credit facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments for the next 12 months following the date of the condensed consolidated financial statements herein.
We expect that our primary uses of liquidity will comprise cash to (1) provide capital to facilitate the organic growth of our business, (2) pay operating expenses, including cash compensation to our employees, (3) make payments under the tax receivable agreement, (4) pay interest and principal due on borrowings under our 2025 Credit Agreement (5) pay income taxes, (6) repurchase shares under our Share Repurchase Program, and (7) when deemed advisable by our board of directors, pay dividends.
Dividend policy
As of March 31, 2026, there have been no material changes to our dividend policy as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Tax receivable agreement
We entered into a tax receivable agreement with the Pre-IPO LLC Members on May 1, 2018 that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. See "Item 13. Certain relationships and related transactions, and director independence" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Holders of Goosehead Financial, LLC Units (other than Goosehead Insurance, Inc.) may, subject to certain conditions and transfer restrictions described above, redeem or exchange their LLC Units for shares of Class A common stock of Goosehead Insurance, Inc. on a one-for-one basis. Goosehead Financial, LLC intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which a redemption or exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Goosehead Financial, LLC at the time of a redemption or exchange of LLC Units. The redemptions or exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Goosehead Financial, LLC. These increases in tax basis may reduce the amount of tax that Goosehead Insurance, Inc. would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the Pre-IPO LLC Members that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Goosehead Insurance, Inc.’s assets resulting from (a) the purchase of LLC Units from any of the Pre-IPO LLC Members using the net proceeds from any future offering, (b) redemptions or exchanges by the Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or (c) payments under the tax receivable agreement and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. This payment obligation is an obligation of Goosehead Insurance, Inc. and not of Goosehead Financial, LLC. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Goosehead Insurance, Inc. (calculated with certain assumptions) to the amount of such taxes that Goosehead Insurance, Inc. would have been required to pay had there been no increase to the tax basis of the assets of Goosehead Financial, LLC as a result of the redemptions or exchanges and had Goosehead Insurance, Inc. not entered into the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of our income. See "Item 13. Certain relationships and related transactions, and director independence" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We anticipate that we will account for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from future redemptions or exchanges as follows:
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

Contractual obligations, commitments, and contingencies
The following table represents our contractual obligations as of March 31, 2026, aggregated by type (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$68,040	$11,979	$25,155	$17,997	$12,909
Debt obligations payable(2)	323,754	2,993	5,985	31,985	282,791
Interest expense(3)	118,901	21,579	42,608	39,910	14,804
Liabilities under the tax receivable agreement(4)	171,922	6,237	21,059	41,134	103,492
Total	$682,617	$42,788	$94,807	$131,026	$413,996

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $2.2 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively.
(2)The Company entered into a new credit agreement on January 8, 2025 for an aggregate $300 million in term loans, which were used to pay off the existing term loan, and a new revolving credit facility of $75 million, of which $26.0 million was drawn as of March 31, 2026. See "Note 8. Debt" under Part I, Item 1 of this Form 10-Q.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of March 31, 2026.
(4)See "Item 2. Management's discussion and analysis of financial condition and results of operation - Tax receivable agreement."

Share Repurchase Program
On April 24, 2024, our board of directors approved a share repurchase program with authorization to purchase up to $100 million of our Class A common stock, which expired on March 31, 2025. On April 23, 2025, our board of directors approved a new share repurchase program with authorization to purchase up to $100 million of our Class A common stock through May 1, 2026. On February 17, 2026, our board of directors extended the prior share repurchase program and increased the remaining authorization to purchase up to $198.3 million of our Class A common stock through May 1, 2027. See "Note 10. Stockholders' Equity" in the condensed consolidated financial statements included herein for a discussion of the repurchase programs.

Off-balance sheet arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements except for those described under “Contractual obligations, commitments and contingencies” above.

Critical accounting policies
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent accounting pronouncements
See "Note 2. Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” under Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as described in "Item 7A. Quantitative and qualitative disclosure of market risks" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
The information required by this Item is incorporated by reference to "Part I, Item I, Note 15. Litigation" in the condensed consolidated financial statements included herein.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Subject to the terms of the amended and restated Goosehead Financial, LLC Agreement, each LLC Unit is redeemable (along with the cancellation of the corresponding share of Class B common stock) for one share of Class A common stock.
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended March 31, 2026 was as follows (in thousands, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	$18,300
February 1, 2026 - February 28, 2026	893	$50.16	893	$153,485
March 1, 2026 - March 31, 2026	92	$54.21	92	$148,487
Total	985		985
(1) On April 23, 2025, our board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of our Class A common stock through May 1, 2026. On February 17, 2026, our board of directors approved a share repurchase program extension with authorization to purchase up to $198.3 million of our Class A common stock through May 1, 2027.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

There were no adoptions, modifications, or terminations by any of our directors or officers of any contract, instruction, or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements requiring disclosure pursuant to Item 408(a) during the first quarter of fiscal 2026, except as follows:
On February 24, 2026, a Rule 10b5-1 trading arrangement with respect to the sale of the Company's Class A common stock (the "10b5-1 Plan"), previously adopted by The Mark & Robyn Jones Descendants Trust (the "Trust"), of which Mark E. Jones, our Executive Chairman, and Robyn Jones, a member of our Board of Directors, are trustees, expired by operation of its terms. The 10b5-1 Plan was adopted on November 22, 2024 and provided for the potential sale of up to 200,000 shares of the Company's Class A common stock owned by the Trust. As of the termination of the 10b5-1 Plan, the Trust had sold 100,000 shares of Class A common stock under its terms.

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

GOOSEHEAD INSURANCE, INC.

Date:	April 22, 2026	By:	/s/ Mark K. Miller
Mark K. Miller
Chief Executive Officer
(Principal Executive Officer)

Date:	April 22, 2026	By:	/s/ Mark E. Jones, Jr.
Mark E. Jones, Jr.
President and Chief Operating Officer
(Principal Accounting Officer)

Date:	April 22, 2026	By:	/s/ John Martin
John Martin
Chief Financial Officer
(Principal Financial Officer)