Form 10-Q
period 2026-06-30
Goosehead Insurance, Inc.
filed 2026-07-23
CIK 1726978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 20, 2026, there were 23,802,805 shares of Class A common stock outstanding and 11,713,100 shares of Class B common stock outstanding.

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
•Customer Satisfaction Score (CSAT): The average of all client responses to a single survey question asking clients to rate their most recent interaction with us on a scale of 1 to 5, where 5 is most satisfied and 1 is least satisfied.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Commissions and agency fees	$49,455	$38,076	$88,140	$67,499
Franchise revenues	63,839	55,772	118,113	101,744
Interest income	95	179	212	368
Total revenues	113,389	94,027	206,465	169,611
Operating Expenses:
Employee compensation and benefits	54,328	50,388	104,855	98,722
General and administrative expenses	28,420	24,647	52,389	42,206
Bad debts	504	550	877	957
Depreciation and amortization	3,545	2,782	6,757	5,452
Total operating expenses	86,797	78,367	164,878	147,337
Income from operations	26,592	15,660	41,587	22,274
Other Income:
Interest expense	(5,714)	(6,303)	(11,186)	(12,126)
Other income	260	815	527	983
Income before taxes	21,138	10,172	30,928	11,131
Tax expense	4,124	1,889	5,869	202
Net income	17,014	8,283	25,059	10,929
Less: net income attributable to noncontrolling interests	6,949	3,133	10,105	3,437
Net income attributable to Goosehead Insurance, Inc.	$10,065	$5,150	$14,954	$7,492
Earnings per share:
Basic	$0.42	$0.20	$0.62	$0.30
Diluted	$0.41	$0.18	$0.60	$0.27
Weighted average shares of Class A common stock outstanding
Basic	23,718	25,216	23,992	25,005
Diluted	35,710	38,553	36,173	38,542

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$23,655	$34,390
Restricted cash	3,830	3,547
Commissions and agency fees receivable, net	24,726	36,613
Receivable from franchisees, net	18,531	11,141
Prepaid expenses	14,616	7,552
Total current assets	85,358	93,243
Receivable from franchisees, net of current portion	1,650	2,936
Property and equipment, net of accumulated depreciation	21,766	21,549
Right-of-use asset	31,264	34,087
Intangible assets, net of accumulated amortization	48,364	39,700
Deferred income taxes, net	209,795	216,371
Other assets	8,645	6,978
Total assets	$406,842	$414,864
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$30,115	$33,629
Premiums payable	3,830	3,547
Lease liability	9,305	8,666
Contract liabilities	2,790	3,241
Notes payable	2,993	2,993
Liabilities under tax receivable agreement	6,237	6,237
Total current liabilities	55,270	58,313
Lease liability, net of current portion	46,160	51,168
Note payable, net of current portion	314,379	289,461
Contract liabilities, net of current portion	11,289	13,025
Liabilities under tax receivable agreement, net of current portion	168,275	165,685
Total liabilities	595,373	577,652
Class A common stock, $0.01 par value per share - 300,000 shares authorized, 23,803 shares issued and outstanding as of June 30, 2026, 24,653 shares issued and outstanding as of December 31, 2025	238	247
Class B common stock, $0.01 par value per share - 50,000 shares authorized, 11,713 issued and outstanding as of June 30, 2026, 11,935 shares issued and outstanding as of December 31, 2025	117	119
Additional paid-in capital	5,645	37,486
Accumulated deficit	(118,402)	(133,356)
Total stockholders' equity	(112,402)	(95,504)
Noncontrolling interests	(76,129)	(67,284)
Total equity	(188,531)	(162,788)
Total liabilities and equity	$406,842	$414,864

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands, except per share amounts)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2026	24,653	11,935	$247	$119	$37,486	$(133,356)	$(95,504)	$(67,284)	$(162,788)
Distributions	—	—	—	—	—	—	—	(2,190)	(2,190)
Share repurchases	(985)	—	(10)	—	(31,628)	—	(31,638)	(18,691)	(50,329)
Net income	—	—	—	—	—	4,889	4,889	3,156	8,045
Equity-based compensation	—	—	—	—	4,167	—	4,167	2,050	6,217
Activity under employee stock purchase plan	3	—	—	—	70	—	70	46	116
Deferred tax adjustments net of tax receivable agreement liabilities	—	—	—	—	(3,256)	—	(3,256)	—	(3,256)
Balance March 31, 2026	23,671	11,935	$237	$119	$6,839	$(128,467)	$(121,272)	$(82,913)	$(204,185)
Distributions	—	—	$—	$—	$—	$—	$—	$(1,840)	$(1,840)
Share repurchases	(95)	—	(1)	—	(2,355)	—	(2,356)	(1,510)	(3,866)
Net income	—	—	—	—	—	10,065	10,065	6,949	17,014
Exercise of stock options	3	—	—	—	35	—	35	78	113
Equity-based compensation	—	—	—	—	3,173	—	3,173	1,583	4,756
Activity under employee stock purchase plan	2	—	—	—	74	—	74	44	118
Redemption of LLC Units	222	(222)	2	(2)	(1,480)	—	(1,480)	1,480	—
Deferred tax adjustments net of tax receivable agreement liabilities	—	—	—	—	(641)	—	(641)	—	(641)
Balance June 30, 2026	23,803	11,713	$238	$117	$5,645	$(118,402)	$(112,402)	$(76,129)	$(188,531)

	Issued shares of Class A common stock	Issued shares of Class B common stock	Class A common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total equity
Balance January 1, 2025	24,668	12,620	$247	$126	$58,917	$(15,401)	$43,889	$(4,813)	$39,076
Distributions	—	—	—	—	—	—	—	(59,232)	(59,232)
Dividends declared ($5.91 per share)	—	—	—	—	—	(145,786)	(145,786)	—	(145,786)
Net income	—	—	—	—	—	2,342	2,342	304	2,646
Exercise of stock options	241	—	3	—	6,588	—	6,591	3,936	10,527
Equity-based compensation	—	—	—	—	4,136	—	4,136	2,100	6,236
Activity under employee stock purchase plan	1	—	—	—	70	—	70	37	107
Redemption of LLC Units	145	(145)	1	(1)	(697)	—	(697)	697	—
Deferred tax adjustments net of tax receivable agreement liabilities	—	—	—	—	911	—	911	—	911
Balance March 31, 2025	25,055	12,475	$251	$125	$69,925	$(158,845)	$(88,544)	$(56,971)	$(145,515)
Distributions	—	—	—	—	—	—	—	(1,886)	(1,886)
Share repurchases	(6)	—	—	—	(344)	—	(344)	(185)	(529)
Net income	—	—	—	—	—	5,150	5,150	3,133	8,283
Exercise of stock options	33	—	—	—	946	—	946	538	1,484
Equity-based compensation	—	—	—	—	4,041	—	4,041	1,976	6,017
Activity under employee stock purchase plan	1	—	—	—	71	—	71	37	108
Redemption of LLC Units	268	(268)	3	(3)	(1,353)	—	(1,353)	1,353	—
Deferred tax adjustments net of tax receivable agreement liabilities	—	—	—	—	1,444	—	1,444	—	1,444
Balance June 30, 2025	25,351	12,207	$254	$122	$74,730	$(153,695)	$(78,589)	$(52,005)	$(130,594)

See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$25,059	$10,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,757	5,582
Amortization of debt discounts and issuance costs	595	551
Loss on disposal of fixed assets	—	5
Loss on debt extinguishment	—	771
Impairment expense	—	4,694
Bad debt expense	877	957
Equity-based compensation	10,973	12,253
Deferred income taxes	5,269	(28)
Noncash lease activity	(1,806)	(1,455)
Cloud computing arrangement implementation costs	(1,211)	(475)
Changes in operating assets and liabilities:
Receivable from franchisees	(6,304)	(119)
Commissions and agency fees receivable	10,715	20,181
Prepaid expenses	(7,064)	(9,487)
Other assets	62	901
Accounts payable and accrued expenses	(2,941)	(311)
Contract liabilities	(2,187)	(552)
Net cash provided by operating activities	38,794	44,397
Cash flows from investing activities:
Issuance of notes receivable to franchisees	—	(50)
Proceeds from notes receivable to franchisees	110	140
Capitalized software development costs	(11,503)	(5,697)
Cash consideration paid for asset acquisitions	(131)	(444)
Proceeds from fixed asset disposals	409	—
Purchase of property and equipment	(3,123)	(2,317)
Net cash used for investing activities	(14,238)	(8,368)
Cash flows from financing activities:
Customer premiums, net	260	(667)
Debt issuance cost	—	(7,929)
Repayment of notes payable	(1,496)	(93,828)
Proceeds from notes payable	—	299,250
Proceeds from revolving credit facility	26,000	—
Proceeds from the issuance of Class A common stock	347	12,228
Repurchases of Class A common stock	(53,754)	(529)
Member distributions	(6,365)	(61,119)
Dividends to stockholders	—	(145,786)
Net cash (used for) provided by financing activities	(35,008)	1,620
Net increase (decrease) in cash and cash equivalents, and restricted cash	(10,452)	37,649
Cash and cash equivalents, and restricted cash, beginning of period	37,937	57,973
Cash and cash equivalents, and restricted cash, end of period	$27,485	$95,622

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow data:
Cash paid for interest	$10,761	$10,340
Cash paid for incomes taxes, net of refunds	529	939
See Notes to the Condensed Consolidated Financial Statements

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Goosehead Insurance, Inc. (“GSHD”) is the sole managing member of Goosehead Financial, LLC (“GF”) and has the sole voting power and control of management of GF. Accordingly, GSHD consolidates the financial results of GF and reports a noncontrolling interest in GSHD’s condensed consolidated financial statements.
GF was organized on January 1, 2016 as a Delaware Limited Liability Company and is headquartered in Westlake, TX.
GSHD (collectively with its consolidated subsidiaries, the “Company”) provides personal and commercial property and casualty insurance brokerage services for its clients through a network of corporate-owned agencies and franchise units across the nation.
The Company had 17 and 14 corporate-owned locations in operation at June 30, 2026 and 2025, respectively. Franchisees are provided access to Carrier Appointments, product training, technology infrastructure, client service centers and back office services. During the three months ended June 30, 2026 and 2025, the Company onboarded 10 and 16 franchise locations, respectively, and had 898 and 1,075 operating franchises as of June 30, 2026 and 2025, respectively. No franchises were purchased during the three and six months ended June 30, 2026 and 2025.
All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025, the condensed consolidated statements of operations and stockholders' equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that can be expected for the entire year. The Company experiences seasonal fluctuations of its revenue due to the timing of contingent commission revenue recognition and trends in housing market activity.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Exit and Disposal Costs
The Company may engage in exit or disposal activities that result in costs to terminate a contract or other costs. In accordance with ASC Topic 420—Exit and Disposal Cost Obligations (“ASC 420”), these exit or disposal costs will be accrued in the period in which a liability is incurred.
In October of 2025, following a review of business requirements and usage, the Company identified the need to re-evaluate its Master Service Agreement (“MSA”) for telecommunication services with its then-current provider. During May of 2026, the Company entered into an amendment to modify the end date of the MSA from April 30, 2028, to June 30, 2026.
The following table outlines the exit and disposal costs incurred for the above activities for the three and six months ended June 30, 2026 and 2025 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Type of Cost	Location on Condensed Consolidated Statements of Operations
Contract termination costs	General and administrative expenses	$3,055	$—	$3,055	$—
Total exit costs		$3,055	$—	$3,055	$—
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
Cash and Cash Equivalents, and Restricted Cash
The Company holds premiums received from the insured but not yet remitted to the Carrier in a fiduciary capacity. Premiums received but not yet remitted included in restricted cash were $3.8 million and $3.2 million as of June 30, 2026 and 2025, respectively.
The following is a reconciliation of our cash and cash equivalents and restricted cash balances as presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$23,655	$92,388
Restricted cash	3,830	3,234
Cash and cash equivalents, and restricted cash	$27,485	$95,622

The Company earns interest on cash balances held in interest-bearing checking accounts. During the three and six months ended June 30, 2026, the Company recognized $0.3 million and $0.6 million in interest income respectively. $0.8 million and $1.8 million interest income was recognized during the three and six months ended June 30, 2025. Interest income is recognized within other income in the condensed consolidated statements of operations. As of June 30, 2026, the Company did not have any cash equivalents.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses—(Topic 326)—Measurement of Credit Losses for Account Receivable and Contract Assets. The amendments provide for a practical expedient that an entity may assume that conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company has adopted this ASU for the annual reporting period ending December 31, 2026 and will apply the practical expedient prospectively.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Performance obligations satisfied in previous periods
Changes in the estimated transaction price for variable consideration under contingent commissions arrangements are recognized in commissions and agency fees in the period of change. During the three and six months ended June 30, 2026, the Company recognized $0.7 million and $8.2 million, respectively, in commissions and agency fees from performance obligations satisfied in the previous annual period ended December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized $(0.02) million and $2.3 million, respectively, from performance obligations satisfied in the previous annual period ended December 31, 2024.
Separately, for certain policies placed, the Company constrains amounts when uncertainty exists related to variable consideration included in the transaction price and recognizes revenue as that uncertainty is resolved. During the three and six months ended June 30, 2025, the Company recognized $3.0 million in commissions and agency fees and $1.0 million in franchise revenues from performance obligations satisfied as of the previous annual period ended December 31, 2024. No comparable amounts were recognized during the three and six months ended June 30, 2026.

Disaggregation of Revenue
The following table disaggregates revenue by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Type of revenue stream:
Commissions and agency fees
Renewal Commissions	$21,034	$23,119	$39,196	$40,071
New Business Commissions	9,613	7,559	17,065	13,314
Agency Fees	3,083	2,906	5,468	5,146
Contingent Commissions	15,725	4,492	26,411	8,968
Franchise revenues
Renewal Royalty Fees	52,507	45,381	96,101	82,625
New Business Royalty Fees	9,396	7,820	17,282	14,749
Initial Franchise Fees	1,360	1,247	2,969	2,589
Other Franchise Revenues	576	1,324	1,761	1,781
Interest Income	95	179	212	368
Total Revenues	$113,389	$94,027	$206,465	$169,611

Timing of revenue recognition:
Transferred at a point in time	$33,730	$33,584	$61,729	$58,531
Transferred over time	79,659	60,443	144,736	111,080
Total Revenues	$113,389	$94,027	$206,465	$169,611

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Contract Balances
The following table provides information about receivables, cost to obtain, and contract liabilities from contracts with customers (in thousands):

	June 30, 2026	December 31, 2025	Increase/(decrease)
Cost to obtain franchise contracts(1)	$1,470	$1,801	$(331)
Commissions and agency fees receivable, net	24,726	36,613	(11,887)
Receivable from franchisees(2)	20,181	14,077	6,104
Contract liabilities(2)(3)	14,079	16,266	(2,187)
(1) Cost to obtain franchise contracts is included in other assets on the condensed consolidated balance sheets.
(2) Includes both the current and long term portion of this balance.
(3) Initial Franchise Fees to be recognized over the life of the contract.

The Company records Franchise Fees as contract liabilities on the condensed consolidated balance sheets when the agreement is executed. Contract liabilities are reduced as fees are recognized in revenue over the expected life of the franchise license. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the period ended June 30, 2026 was included in the contract liabilities balance as of December 31, 2025.

Significant changes in contract liabilities are as follows (in thousands):

Contract liabilities at December 31, 2025	$16,266
Revenue recognized during the period	(2,969)
New deferrals(1)	1,544
Write offs(2)	(762)
Contract liabilities at June 30, 2026	$14,079
(1) Initial Franchise Fees where the consideration is received from the franchisee for services which are to be transferred to the Franchisee over the expected life of the Franchise Agreement.
(2) Franchise Fees, net of recognized revenue, no longer deferred due to the termination of the Franchise Agreement.

4. Franchise Fees Receivable
The balance of Franchise fees receivable included in Receivable from franchisees consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Franchise fees receivable(1)	$3,976	$4,844
Less: Unamortized discount(1)	(540)	(904)
Less: Allowance for uncollectible franchise fees(1)	(50)	(40)
Net franchise fees receivable(1)	$3,386	$3,900
(1) Includes both the current and long term portion of this balance.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Activity in the allowance for uncollectible franchise fees was as follows (in thousands):

Balance at December 31, 2025	$40
Charges to bad debts	34
Write offs	(24)
Balance at June 30, 2026	$50

Balance at December 31, 2024	$35
Charges to bad debts	123
Write offs	(129)
Balance at June 30, 2025	$29

5. Allowance for Uncollectible Agency Fees
Activity in the allowance for uncollectible agency fees was as follows (in thousands):

Balance at December 31, 2025	$489
Charges to bad debts	763
Write offs	(641)
Balance at June 30, 2026	$611

Balance at December 31, 2024	$363
Charges to bad debts	597
Write offs	(377)
Balance at June 30, 2025	$583

6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Furniture & fixtures	$10,960	$10,268
Computer equipment	7,535	6,552
Network equipment	1,061	802
Phone system	200	200
Leasehold improvements	39,119	37,387
Total	58,875	55,209
Less accumulated depreciation	(37,109)	(33,660)
Property and equipment, net	$21,766	$21,549
Depreciation expense was $3.4 million and $3.5 million for six months ended June 30, 2026 and 2025, respectively.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7. Intangible Assets
Intangible assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer software & web domain	$50,200	$38,738
Books of business	12,327	11,817
Total	62,527	50,555
Less: accumulated amortization	(14,163)	(10,856)
Intangible assets, net	$48,364	$39,700
Amortization expense was $3.3 million and $1.9 million for six months ended June 30, 2026 and 2025, respectively.

8. Debt
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
As of June 30, 2026, the Company had $26.0 million drawn against the revolving credit facility and had $49.0 million available to draw.
The Term B-1 Facility bears interest at a rate of Term SOFR plus 3.00%. The 2025 Revolving Credit Facility bears interest at Term SOFR plus a spread based on leverage ratio tiers as follows:

Leverage Ratio	Interest Rate
< 1.50x	SOFR + 175 bps
≥ 1.50x	SOFR + 200 bps
≥ 2.50x	SOFR + 225 bps
≥ 3.50x	SOFR + 250 bps

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Maturities of the term note payable and outstanding revolving credit facility for the next five years and thereafter are as follows (in thousands):

Amount
Remaining in 2026	$1,496
2027	2,993
2028	2,993
2029	2,993
2030	28,993
Thereafter	283,538
Total	$323,006

The 2025 Credit Agreement contains certain affirmative and negative covenants. Under these covenants, the Company is limited in the amount of additional debt incurred and distributions payable. The Company's maximum allowable trailing twelve months debt-to-EBITDA ratio, as defined by the 2025 Credit Agreement, is 5x. Additionally, the 2025 Credit Agreement contains certain change of control provisions that, if breached, would trigger a default. As of June 30, 2026, the Company was in compliance with these covenants.
Because of both instruments’ variable interest rates, the notes payable balance at June 30, 2026 and December 31, 2025, approximates fair value using Level 2 inputs, described below.
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
Income Tax Expense
Tax expense from income taxes was $4.1 million for the three months ended June 30, 2026 compared to tax expense of $1.9 million for the three months ended June 30, 2025. The effective tax rate was 20% for the three months ended June 30, 2026 compared to 19% for the three months ended June 30, 2025. Tax expense was $5.9 million for the six months ended June 30, 2026 compared to tax expense of $0.2 million for the six months ended June 30, 2025. The effective tax rate was 19% for the six months ended June 30, 2026 and 2% for the six months

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
ended June 30, 2025. The change in the effective tax rate was primarily due to a decrease in the excess tax benefit recognized on stock option exercises during the six months ended June 30, 2025.
Deferred Taxes
Deferred tax assets at June 30, 2026 were $209.8 million compared to $216.4 million at December 31, 2025. The primary driver of the decrease was a change in the outside basis difference of GSHD's investment in GF, attributable to the amortization of previously recognized 743(b) basis adjustments and to share repurchase activity during the six months ended June 30, 2026.
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
During the three and six months ended June 30, 2026, 222 thousand LLC Units were redeemed by the Pre-IPO LLC Members for newly issued shares of Class A common stock. In connection with prior redemptions, GSHD received an increase in the tax basis of its investment in GF subject to the provisions of the tax receivable agreement. The Company recognized a liability for the TRA Payments due to the Pre-IPO LLC Members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the prior redemptions of LLC Units, after concluding it was probable that such TRA Payments would be paid based on its estimates of future taxable income.
As of June 30, 2026, the total amount of TRA Payments due to the Pre-IPO LLC Members under the tax receivable agreement was $174.5 million, of which $6.2 million was current and included in liabilities under tax receivable agreement within current liabilities on the condensed consolidated balance sheets. Future exchanges of LLC Units for Class A common stock will result in additional TRA payments.
Uncertain tax positions
GSHD has determined there are no material uncertain tax positions as of June 30, 2026.

10. Stockholders' Equity
Class A Common Stock
GSHD has a total of 23,803 thousand shares of its Class A common stock outstanding at June 30, 2026. Each share of Class A common stock holds economic rights and entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Class B Common Stock
GSHD has a total of 11,713 thousand shares of its Class B common stock outstanding at June 30, 2026. Each share of Class B common stock has no economic rights but entitles its holder to one vote per share on all matters submitted to a vote of the stockholders of GSHD.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to GSHD's shareholders for their vote or approval, except as otherwise required by applicable law, by agreement, or by GSHD's certificate of incorporation.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Earnings Per Share
Basic earnings per share ("EPS") of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average shares of Class A common stock outstanding during the period.
Diluted EPS of Class A common stock is computed by dividing net income attributable to GSHD by the weighted average number of shares of Class A common stock outstanding during the period, adjusted to give effect to potentially dilutive securities.
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

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the calculation of EPS for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to GSHD - Basic	$10,065	$5,150	$14,954	$7,492
Add: net income attributable to noncontrolling interests(1)	6,949	3,133	10,105	3,437
Less: income tax effect on income attributable to noncontrolling interests assuming conversion of Class B common shares(1)	(2,400)	(1,183)	(3,458)	(343)
Net income available to GSHD - Diluted	$14,614	$7,100	$21,601	$10,586

Denominator:
Basic EPS
Weighted average outstanding Class A common shares - Basic	23,718	25,216	23,992	25,005
Earnings per share of Class A common stock - Basic	$0.42	$0.20	$0.62	$0.30

Diluted EPS
Weighted average outstanding Class A common shares - Basic	23,718	25,216	23,992	25,005
Effect of dilutive securities:
Weighted average outstanding Class B common shares (if-converted)(1)	11,836	12,328	11,886	12,457
Stock options(2)	156	1,009	295	1,080
Weighted average outstanding Class A common shares - Diluted	35,710	38,553	36,173	38,542

Earnings per share of Class A common stock - Diluted	$0.41	$0.18	$0.60	$0.27
(1) For the three and six months ended June 30, 2026, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 11,836 thousand and 11,886 thousand common shares (assuming the conversion of all outstanding class B common stock) were included in Weighted average outstanding Class A common shares - Diluted and (b) $4.5 million and $6.6 million of noncontrolling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income attributable to GSHD - Basic to arrive at Net income available to GSHD - diluted. For the three and six months ended June 30, 2025, the impact of the conversion of Class B common shares to Class A common shares calculated under the if-converted method was dilutive, and as such, (a) 12,328 thousand and 12,457 thousand common shares (assuming the conversion of all outstanding class B common stock) were included in Weighted average outstanding Class A common shares - Diluted and (b) $2.0 million and $3.1 million of noncontrolling interest net income (after incremental tax effect from assuming conversion of all outstanding class B common stock), was added back to Net income attributable to GSHD - Basic to arrive at Net income available to GSHD - diluted.
(2) Dilutive stock options is computed using the treasury stock method, which are not participating securities. 3,235 thousand and 2,734 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended June 30, 2026 because the effect would have been anti-dilutive. 435 thousand and 385 thousand stock options were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended June 30, 2025 because the effect would have been anti-dilutive.

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
During the three and six months ended June 30, 2026, the Company repurchased and retired 95 thousand and 1,080 thousand shares of Class A common stock for an aggregate $3.9 million and $54.2 million, respectively. During the three and six months ended June 30, 2025, the Company repurchased and retired 6 thousand shares of Class A common stock for an aggregate $529 thousand. All repurchases were made in open-market transactions and recorded at their aggregate transaction cost inclusive of commissions and excise taxes. As of June 30, 2026, the Company had remaining authorization under the share repurchase program to purchase up to approximately $144.6 million of the Company's Class A common stock.
11. Noncontrolling Interest
GSHD is the sole managing member of GF and, as a result, it consolidates the financial results of GF. GSHD reports a noncontrolling interest representing the economic interest in GF held by the other members of GF.
GF makes distributions to the LLC Unit holders on a pro rata basis to facilitate the LLC Unit holder's quarterly tax payments. For the three and six months ended June 30, 2026, GF recorded distributions of $5.4 million and $12.1 million, of which $1.8 million and $4.0 million was attributable to Pre-IPO LLC Members. The remaining $3.6 million and $8.1 million was made to GSHD and was eliminated in consolidation.
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
During the three and six months ended June 30, 2026, 222 thousand LLC Units were redeemed by the noncontrolling interest holders.

Goosehead Insurance, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the ownership interest in GF (in thousands):

	June 30, 2026
	LLC Units	Ownership %
Number of LLC Units held by GSHD	23,803	67.0%
Number of LLC Units held by noncontrolling interest holders	11,713	33.0%
Number of LLC Units outstanding	35,516	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to GSHD and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2026 was 33.3% and 33.1%.

12. Equity-Based Compensation
Stock option expense was $4.8 million and $11.0 million for the three and six months ended June 30, 2026. Stock option expense was $6.0 million and $12.3 million for the three and six months ended June 30, 2025.

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
No dividends were declared during the three and six months ended June 30, 2026.
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
On November 10, 2022, a verified stockholder class action complaint for declaratory relief, captioned Mickey Dollens v. Goosehead Insurance, Inc., C.A. No. 2022-1018-JTL, was filed in the Court of Chancery of the State of Delaware (the “Dollens Action”), alleging certain corporate governance documents adopted by the Company were invalid under Delaware law. On August 8, 2023, the parties entered into a proposed settlement providing for certain non-monetary benefits to the class (i.e., revisions to the Company's Stockholder Agreement). Additionally, the plaintiffs petitioned the Court for attorneys’ fees and litigation expenses. The matter was stayed pending resolution of an appeal of a similar case. On March 24, 2026, the parties notified the Court that they had reached an agreement on the award amount for attorneys’ fees, expenses, and a representative-party award. On June 30, 2026, the Court issued an Order and Final Judgment approving the proposed settlement. On July 8, 2026, the Company and the Pre-IPO Holders entered into an Amended and Restated Stockholders Agreement, which fully amends and restates the Stockholders Agreement, dated as of May 1, 2018, to implement the amendments contemplated by the proposed settlement. The Company does not consider the settlement's monetary award to have a material impact on its condensed consolidated financial statements.

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
Financial Highlights for the Second Quarter of 2026:
•Total revenue increased 21% from the second quarter of 2025 to $113.4 million
•Core Revenue* increased by 10% from the second quarter of 2025 to $95.6 million
•Total Written Premiums placed increased 14% from the prior-year period to $1.34 billion
•Net income increased by $8.7 million from the second quarter of 2025 to $17.0 million, or 15% of total revenues
•Adjusted EBITDA* increased 30% from the second quarter of 2025 to $37.9 million, or 33% of total revenues
•Basic and diluted earnings per share were $0.42 and $0.41, respectively, and Adjusted EPS* was $0.64 per share for the three months ended June 30, 2026
•Policies in Force increased 15% from June 30, 2025 to approximately 2.1 million at June 30, 2026
•Corporate sales headcount increased 22% from June 30, 2025 to 583 at June 30, 2026
◦As of June 30, 2026, 323 of these Corporate sales agents had less than one year of tenure and 260 had greater than one year of tenure
•Total operating franchises decreased 16% from June 30, 2025 to 898 at June 30, 2026
◦As of June 30, 2026, 69 operating Franchisees had less than one year of tenure and 829 operating Franchisees had greater than one year of tenure
•Total Franchise agents increased 5% from June 30, 2025 to 2,190 at June 30, 2026
*Core Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Reconciliation of Core Revenue to total revenue, Adjusted EBITDA to net income and Adjusted EPS to EPS, the most directly comparable financial measures presented in accordance with GAAP, are set forth under "Key performance indicators".

Certain income statement line items
Revenues
During the three months ended June 30, 2026, total revenue increased by 21% to $113.4 million from $94.0 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, total revenue increased by 22% to $206.5 million from $169.6 million for the six months ended June 30, 2025. Total Written Premium, which we believe is the best leading indicator of future revenue, increased 14% to $1.34 billion for the three months ended June 30, 2026 from $1.18 billion for the three months ended June 30, 2025. Total Written Premium increased 13% for the six months ended June 30, 2026 to $2.47 billion from $2.18 billion for the six months ended June 30, 2025. Total Written Premiums drive our current and future Core Revenue and give us potential opportunities to earn Ancillary Revenue in the form of Contingent Commissions.
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

We discuss below the breakdown of our revenue by stream:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026		2025		2026		2025
Core Revenue:
Renewal Commissions(1)	$21,034	19%	$23,119	25%	$39,196	19%	$40,071	24%
Renewal Royalty Fees(2)	52,507	46%	45,381	48%	96,101	47%	82,625	49%
New Business Commissions(1)	9,613	8%	7,559	8%	17,065	8%	13,314	8%
New Business Royalty Fees(2)	9,396	8%	7,820	8%	17,282	8%	14,749	9%
Agency Fees(1)	3,083	3%	2,906	3%	5,468	3%	5,146	3%
Total Core Revenue	95,633	84%	86,785	92%	175,112	85%	155,905	92%
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,360	2%	1,247	1%	2,969	1%	2,589	2%
Interest Income	95	—%	179	—%	212	—%	368	—%
Total Cost Recovery Revenue	1,455	2%	1,426	2%	3,181	1%	2,957	2%
Ancillary Revenue:
Contingent Commissions(1)	15,725	13%	4,492	5%	26,411	13%	8,968	5%
Other Franchise Revenues(2)	576	1%	1,324	1%	1,761	1%	1,781	1%
Total Ancillary Revenue	16,301	14%	5,816	6%	28,172	14%	10,749	6%
Total Revenues	$113,389	100%	$94,027	100%	$206,465	100%	$169,611	100%

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

Consolidated results of operations
The following is a discussion of our consolidated results of operations for each of the three and six months ended June 30, 2026 and 2025. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenues:
Commissions and agency fees	$49,455	44%	$38,076	40%	$88,140	43%	$67,499	40%
Franchise revenues	63,839	56%	55,772	59%	118,113	57%	101,744	60%
Interest income	95	—%	179	—%	212	—%	368	—%
Total revenues	113,389	100%	94,027	100%	206,465	100%	169,611	100%
Operating Expenses:
Employee compensation and benefits	54,328	62%	50,388	64%	104,855	63%	98,722	67%
General and administrative expenses	28,420	33%	24,647	31%	52,389	32%	42,206	29%
Bad debts	504	1%	550	1%	877	1%	957	1%
Depreciation and amortization	3,545	4%	2,782	4%	6,757	4%	5,452	4%
Total operating expenses	86,797	100%	78,367	100%	164,878	100%	147,337	100%
Income from operations	26,592		15,660		41,587		22,274
Other Income:
Interest expense	(5,714)		(6,303)		(11,186)		(12,126)
Other income	260		815		527		983
Income before taxes	21,138		10,172		30,928		11,131
Tax expense	4,124		1,889		5,869		202
Net income	17,014		8,283		25,059		10,929
Less: net income attributable to noncontrolling interests	6,949		3,133		10,105		3,437
Net income attributable to Goosehead Insurance, Inc.	$10,065		$5,150		$14,954		$7,492

Revenues
For the three months ended June 30, 2026 total revenues increased 21% to $113.4 million from $94.0 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, total revenues increased 22% to $206.5 million from $169.6 million for the six months ended June 30, 2025.
Commissions and agency fees
Commissions and agency fees consist of new business commissions, renewal commissions, agency fees, and contingent commissions.

The following table sets forth these revenue streams by amount and as a percentage of total commissions and agency fees for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Core Revenue:
Renewal Commissions	$21,034	43%	$23,119	61%	$39,196	45%	$40,071	59%
New Business Commissions	9,613	19%	7,559	20%	17,065	19%	13,314	20%
Agency Fees	3,083	6%	2,906	8%	5,468	6%	5,146	8%
Total Core Revenue:	33,730	68%	33,584	88%	61,729	70%	58,531	87%
Ancillary Revenue:
Contingent Commissions	15,725	32%	4,492	12%	26,411	30%	8,968	13%
Commissions and agency fees	$49,455	100%	$38,076	100%	$88,140	100%	$67,499	100%

Renewal Commissions decreased by $2.1 million, or 9%, to $21.0 million for the three months ended June 30, 2026 from $23.1 million for the three months ended June 30, 2025. Renewal Commissions decreased by $0.9 million, or 2%, to $39.2 million for the six months ended June 30, 2026 from $40.1 million for the six months ended June 30, 2025.The decrease during the three and six months ended June 30, 2026 was primarily driven by $3.0 million recognized in the prior year from the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods, partially offset by an increase in the number of policies in their renewal term as compared to the prior-year period.
New Business Commissions increased by $2.1 million, or 27%, to $9.6 million for the three months ended June 30, 2026 from $7.6 million for the three months ended June 30, 2025. The increase during the three months ended June 30, 2026 was primarily driven by an increase in the number of Corporate sales agents. New Business Commissions increased by $3.8 million, or 28%, to $17.1 million for the six months ended June 30, 2026 from $13.3 million for the six months ended June 30, 2025.
Agency Fees increased by $0.2 million, or 6%, to $3.1 million for the three months ended June 30, 2026 from $2.9 million for the three months ended June 30, 2025. Agency Fees increased by $0.3 million, or 6%, to $5.5 million for the six months ended June 30, 2026 from $5.1 million for the six months ended June 30, 2025. The increase in Agency Fees during the three and six months ended June 30, 2026 was primarily attributable to an increase in the number of policies written where an agency fee was charged.
Contingent Commissions increased by $11.2 million to $15.7 million for the three months ended June 30, 2026 from $4.5 million for the three months ended June 30, 2025. The increase was primarily attributable to new contingent commission agreements executed during the period, and favorable experience against the underlying requirements such as loss ratios and growth rates of such arrangements. Contingent Commissions increased by $17.4 million, or 195%, to $26.4 million for the six months ended June 30, 2026 from $9.0 million for the six months ended June 30, 2025. The increase during the six months ended June 30, 2026 was primarily attributable to new contingent commission agreements executed during the period, favorable experience against the underlying requirements of such arrangements such as loss ratios and growth rates, and changes in the estimated transaction price for variable consideration under contingent commission arrangements which was previously constrained and recognized as the uncertainty was resolved.

Franchise revenues
Franchise Revenues consist of Royalty Fees, Initial Franchise Fees, and Other Franchise Revenues.
The following table sets forth these revenue streams by amount and as a percentage of franchise revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Core Revenues:
Renewal Royalty Fees	$52,507	82%	$45,381	81%	$96,101	81%	$82,625	81%
New Business Royalty Fees	9,396	15%	7,820	14%	17,282	15%	14,749	15%
Total Core Revenues:	61,903	97%	53,201	95%	113,383	96%	97,374	96%
Cost Recovery Revenues:
Initial Franchise Fees	1,360	2%	1,247	2%	2,969	3%	2,589	3%
Ancillary Revenues:
Other Franchise Revenues	576	1%	1,324	2%	1,761	1%	1,781	2%
Franchise revenues	$63,839	100%	$55,772	100%	$118,113	100%	$101,744	100%

Renewal Royalty Fees increased by $7.1 million, or 16%, to $52.5 million for the three months ended June 30, 2026 from $45.4 million for the three months ended June 30, 2025. Renewal Royalty Fees increased by $13.5 million, or 16%, to $96.1 million for the six months ended June 30, 2026 from $82.6 million for the six months ended June 30, 2025. The increase in revenue from Renewal Royalty Fees during the three and six months ended June 30, 2026 was primarily attributable to an increase in the number of policies in the renewal term, assisted by client retention of 86%, partially offset by $1.0 million recognized in the prior year from the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.
New Business Royalty Fees increased by $1.6 million, or 20%, to $9.4 million for the three months ended June 30, 2026 from $7.8 million for the three months ended June 30, 2025. New Business Royalty Fees increased by $2.5 million, or 17%, to $17.3 million for the six months ended June 30, 2026 from $14.7 million for the six months ended June 30, 2025. The increase in New Business Royalty Fees during the three and six months ended June 30, 2026 was primarily attributable to an increase in the number of franchise agents and an increase in franchise productivity.
Initial Franchise Fees increased by $0.1 million, or 9%, to $1.4 million for the three months ended June 30, 2026 from $1.2 million for the three months ended June 30, 2025. Initial Franchise Fees increased by $0.4 million, or 15%, to $3.0 million for the six months ended June 30, 2026 from $2.6 million for the six months ended June 30, 2025. The increase in Initial Franchise Fees during the three and six months ended June 30, 2026 was primarily attributable to higher turnover of franchises during the period, which accelerates recognition of Initial Franchise Fees for franchises that were terminated or transferred during the period.
Interest income
Interest income decreased by $0.1 million, or 47%, to $0.1 million for the three months ended June 30, 2026 from $0.2 million for the three months ended June 30, 2025. Interest income decreased by $0.2 million, or 42%, to $0.2 million for the six months ended June 30, 2026 from $0.4 million for the six months ended June 30, 2025. The decrease in interest income during the three and six months ended June 30, 2026 was primarily attributable to fewer franchises operating under the payment plan option during the period.
Expenses
Employee compensation and benefits
Employee compensation and benefits increased by $3.9 million, or 8%, to $54.3 million for the three months ended June 30, 2026 from $50.4 million for the three months ended June 30, 2025. Employee compensation and benefits increased by $6.1 million, or 6%, to $104.9 million for the six months ended June 30, 2026 from $98.7 million for the six months ended June 30, 2025. The increase in Employee compensation and benefits during the three and six months ended June 30, 2026 was primarily related to investments in corporate producers and technology talent.

General and administrative expenses
General and administrative expenses increased by $3.8 million, or 15%, to $28.4 million for the three months ended June 30, 2026 from $24.6 million for the three months ended June 30, 2025. General and administrative expenses increased by $10.2 million, or 24%, to $52.4 million for the six months ended June 30, 2026 from $42.2 million for the six months ended June 30, 2025. The increase was primarily attributable to increased spending on professional services and technologies. Additionally, during the three and six months ended June 30, 2026, we incurred $3.1 million of exit and disposal costs for early termination of a telecommunications contract while during the three and six months ended June 30, 2025 we incurred $4.7 million in impairment charges.
Bad debts
Bad debts decreased by $0.1 million, or 8%, to $0.5 million for the three months ended June 30, 2026 from $0.6 million for the three months ended June 30, 2025. Bad debts decreased by $0.1 million, or 8%, to $0.9 million for the six months ended June 30, 2026 from $1.0 million for the six months ended June 30, 2025.
Depreciation and amortization
Depreciation and amortization increased by $0.8 million, or 27%, to $3.5 million for the three months ended June 30, 2026 from $2.8 million for the three months ended June 30, 2025. Depreciation and amortization increased by $1.3 million, or 24%, to $6.8 million for the six months ended June 30, 2026 from $5.5 million for the six months ended June 30, 2025. The increase during the three and six months ended June 30, 2026 was primarily attributable to increased spending on software development since June 30, 2025.
Interest expense
Interest expense decreased by $0.6 million, or 9%, for the three months ended June 30, 2026 to $5.7 million from $6.3 million for the three months ended June 30, 2025. Interest expense decreased $0.9 million, or 8%, to $11.2 million for the six months ended June 30, 2026 from $12.1 million for the six months ended June 30, 2025. The primary driver of the decrease during the three and six months ended June 30, 2026 was our entering into Amendment No. 1 to the 2025 Credit Agreement on July 9, 2025, which reduced the applicable interest rate on our term loan borrowings under the facility by 0.50%.
Other income
Other income consists of interest earned on cash deposits, loss on debt extinguishment, debt modification expense, interest expense on current TRA payments, and remeasurements of our TRA liability. Other income decreased by $0.6 million for the three months ended June 30, 2026, primarily related to a decrease in interest earned on cash deposits. Other income decreased by $0.5 million for the six months ended June 30, 2026 primarily attributable to a decrease in interest earned on cash deposits, partially offset by an increase due to a loss on debt extinguishment in the six months ended June 30, 2025 related to the Company's repayment of the Second Amended and Restated Credit Agreement.
Tax expense
Tax expense increased by $2.2 million for the three months ended June 30, 2026, to a tax expense of $4.1 million from $1.9 million for the three months ended June 30, 2025. Tax expense increased by $5.7 million for the six months ended June 30, 2026 to an expense of $5.9 million from a benefit of $0.2 million for the six months ended June 30, 2025. The increase in tax expense for the three and six months ended June 30, 2026 was primarily attributable to an increase in income before taxes and a decrease in excess tax benefits recognized on stock option exercises as compared to the six months ended June 30, 2025.

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
The following tables show Total Written Premium placed by corporate agents and franchisees for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended June 30,		% Change
	2026	2025
Corporate sales Total Written Premium	$238,871	$217,147	10%
Franchise sales Total Written Premium	1,096,468	958,762	14%
Total Written Premium	$1,335,339	$1,175,909	14%

	Six Months Ended June 30,		% Change
	2026	2025
Corporate sales Total Written Premium	$442,920	$393,753	12%
Franchise sales Total Written Premium	2,026,372	1,782,388	14%
Total Written Premium	$2,469,292	$2,176,141	13%
Policies in Force
Policies in Force means, as of any reported date, the total count of current (non-cancelled) policies placed by Goosehead with its portfolio of Carriers. We believe that Policies in Force is an appropriate measure of operating performance because it reflects growth of our business relative to other insurance agencies.
As of June 30, 2026, we had 2.1 million Policies in Force compared to 1.9 million as of December 31, 2025 and 1.8 million as of June 30, 2025, representing an 8% and a 15% increase, respectively.
CSAT
Beginning this period, we have adopted Customer Satisfaction Score (CSAT) as our primary client experience metric, replacing Net Promoter Score (NPS). We believe CSAT provides a more direct measure of service quality and the overall client experience, which helps us improve the service we provide.
CSAT is calculated based on a single question: "How did we do during your most recent interaction, with 5 being the most satisfied and 1 being the least satisfied?" CSAT is the average of all client responses on this 1 to 5 scale. For example, if half of respondents rated their interaction a 5 and half rated it a 4, CSAT would be 4.5. CSAT for the current period reflects all responses from October 1, 2025 through the end of the current period, and will be presented on a trailing twelve-month basis beginning with the period ending September 30, 2026.
CSAT was 4.1 for the period beginning October 1, 2025 and ending June 30, 2026.
Client Retention
Client Retention is calculated by comparing the number of clients that had at least one policy in force twelve months prior to the date of measurement and still have at least one policy in force at the date of measurement. We believe Client Retention is useful as a measure of how well Goosehead retains clients year-over-year and minimizes defections.
Client Retention of 86% at June 30, 2026 increased when compared to 85% at December 31, 2025, and 84% at June 30, 2025 assisted by moderating premium rate increases. For the trailing twelve months ended June 30, 2026, we retained 88% of the premiums we distributed in the trailing twelve months ended June 30, 2025, which decreased from the 90% premium retention at December 31, 2025. The decline in premium retention is primarily attributable to moderating premium rate increases offset by increasing client retention. Our premium retention rate is higher than our Client Retention rate as a result of both premiums increasing year over year and additional coverages sold by our sales and service teams.

New Business Revenue
New Business Revenue is commissions received from the Carrier, Agency Fees received from clients, and New Business Royalty Fees from franchises relating to policies in their first term.
For the three months ended June 30, 2026, New Business Revenue grew 21% to $22.1 million, from $18.3 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, New Business Revenue grew 20% to $39.8 million, from $33.2 million for the six months ended June 30, 2025. Growth in New Business Revenue during the three and six months ended June 30, 2026 was primarily driven by an increase in the number of Corporate and Franchise sales agents and growth in Franchise productivity.
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
For the three months ended June 30, 2026, Renewal Revenue grew 7% to $73.5 million, from $68.5 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, Renewal Revenue grew 10% to $135.3 million, from $122.7 million for the six months ended June 30, 2025. Growth in Renewal Revenue during the three and six months ended June 30, 2026 was driven by an increase in the number of policies in the renewal term assisted by Client Retention of 86% at June 30, 2026, and partially offset by the recognition of $4.0 million in the prior-year period due to the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.
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
Core Revenue increased by $8.8 million, or 10%, to $95.6 million for the three months ended June 30, 2026 from $86.8 million for the three months ended June 30, 2025. Core Revenue increased by $19.2 million, or 12%, to $175.1 million for the six months ended June 30, 2026 from $155.9 million for the six months ended June 30, 2025. The primary drivers of the increase during each of the three and six months ended June 30, 2026 were an increase in policies in their renewal term, assisted by Client Retention of 86%; more new policies written, driven by an increase in the number of Corporate and Franchise sales agents and growth in Franchise productivity; partially offset by the recognition of $3.0 million in renewal commissions and $1.0 million of renewal royalty fees in the prior-

year period due to the release of the constraint on certain variable consideration related to policies placed and made effective in previous periods.
Cost Recovery Revenue
Cost Recovery Revenue is a supplemental measure of our performance and includes Initial Franchise Fees and Interest Income. We believe that Cost Recovery Revenue is an appropriate measure of operating performance because it summarizes revenues that are viewed by management as cost recovery mechanisms.
Cost Recovery Revenue increased by $0.1 million, or 2%, to $1.5 million for the three months ended June 30, 2026 from $1.4 million for the three months ended June 30, 2025. Cost Recovery Revenue increased by $0.2 million, or 8%, to $3.2 million for the six months ended June 30, 2026 from $3.0 million for the six months ended June 30, 2025. The primary driver was an increase in terminations and transfers of franchises, resulting in acceleration of initial franchise fee revenue.
Ancillary Revenue
Ancillary Revenue is a supplemental measure of our performance and includes Contingent Commissions and Other Franchise Revenues. We believe that Ancillary Revenue is an appropriate measure of operating performance because it summarizes revenues that are ancillary to our core business.
Ancillary Revenue increased by $10.5 million to $16.3 million for the three months ended June 30, 2026 from $5.8 million for the three months ended June 30, 2025. Ancillary Revenue increased by $17.4 million to $28.2 million for the six months ended June 30, 2026 from $10.7 million for the six months ended June 30, 2025.The increase during the three months ended June 30, 2026 was attributable to an increase in Total Written Premium, new contingent commission agreements executed during the period, and favorable experience against the underlying performance requirements of such arrangements such as loss ratios and growth rates. The increase during the six months ended June 30, 2026 was attributable to an increase in Total Written Premium, new contingent commission agreements executed during the period, favorable experience against the underlying performance requirements of such arrangements such as loss ratios and growth rates, and changes in the estimated transaction price for variable consideration under contingent commission arrangements which was previously constrained and recognized as the uncertainty was resolved.
Contingent Commissions are inherently volatile as they are based on carrier underwriting profitability and may be impacted by catastrophic losses resulting from natural or man-made disasters.
Adjusted EBITDA
Adjusted EBITDA is a supplemental measure of our performance. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of items that do not relate to business performance. Adjusted EBITDA is defined as net income (the most directly comparable GAAP measure) before interest, income taxes, depreciation and amortization, adjusted to exclude equity-based compensation, impairment expense, contract termination costs, and other non-operating items, including, among other things, certain non-cash charges and certain non-recurring or non-operating gains or losses.
Adjusted EBITDA increased by $8.8 million, or 30%, to $37.9 million for the three months ended June 30, 2026 from $29.2 million for the three months ended June 30, 2025. Adjusted EBITDA increased by $17.7 million, or 40%, to $62.4 million for the six months ended June 30, 2026 from $44.7 million for the six months ended June 30, 2025. The primary driver of the increase in Adjusted EBITDA during the three and six months ended June 30, 2026 was growth in total revenue partially offset by an increase in investments in corporate producers, technology talent, professional services, and technologies.

Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as defined above, divided by total revenue. Adjusted EBITDA Margin is helpful in measuring profitability of operations on a consolidated level.
For the three months ended June 30, 2026, Adjusted EBITDA Margin was 33% compared to 31% for the three months ended June 30, 2025 as a result of growth in total revenue outpacing growth in spending on operating expenses such as growth in corporate producers, technology talent, professional services, and technologies. For the six months ended June 30, 2026, Adjusted EBITDA Margin of 30% increased when compared to 26% for the six months ended June 30, 2025 as a result of total revenue growing at a faster rate than employee compensation and benefits and general and administrative expenses, excluding equity-based compensation, impairment expense, and other non-operating items.
Adjusted EPS
Adjusted EPS is a supplemental measure of our performance, defined as earnings per share (the most directly comparable GAAP measure) before non-recurring or non-operating income and expenses. Adjusted EPS is a useful measure to management because it eliminates the impact of items that do not relate to business performance.
GAAP to Non-GAAP Reconciliations
The following tables show a reconciliation from Total Revenues to Core Revenue, Cost Recovery Revenue, and Ancillary Revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenues	$113,389	$94,027	$206,465	$169,611

Core Revenue:
Renewal Commissions(1)	$21,034	$23,119	$39,196	$40,071
Renewal Royalty Fees(2)	52,507	45,381	96,101	82,625
New Business Commissions(1)	9,613	7,559	17,065	13,314
New Business Royalty Fees(2)	9,396	7,820	17,282	14,749
Agency Fees(1)	3,083	2,906	5,468	5,146
Total Core Revenue	95,633	86,785	175,112	155,905
Cost Recovery Revenue:
Initial Franchise Fees(2)	1,360	1,247	2,969	2,589
Interest Income	95	179	212	368
Total Cost Recovery Revenue	1,455	1,426	3,181	2,957
Ancillary Revenue:
Contingent Commissions(1)	15,725	4,492	26,411	8,968
Other Franchise Revenues(2)	576	1,324	1,761	1,781
Total Ancillary Revenue	16,301	5,816	28,172	10,749
Total Revenues	$113,389	$94,027	$206,465	$169,611
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

The following tables show a reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$17,014	$8,283	$25,059	$10,929
Interest expense	5,714	6,303	11,186	12,126
Depreciation and amortization	3,545	2,782	6,757	5,452
Tax expense	4,124	1,889	5,869	202
Equity-based compensation	4,756	6,016	10,973	12,253
Impairment and other gains and losses	—	4,694	—	4,694
Contract termination costs	3,055	—	3,055	—
Other income	(260)	(815)	(527)	(983)
Adjusted EBITDA	$37,948	$29,152	$62,372	$44,672
Adjusted EBITDA Margin(1)	33%	31%	30%	26%
(1) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($37,948/$113,389) and ($29,152/$94,027) for the three months ended June 30, 2026 and 2025, respectively. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue ($62,372/$206,465), and ($44,672/$169,611) for the six months ended June 30, 2026 and 2025, respectively.

The following tables show a reconciliation from basic earnings per share to Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per share - basic (GAAP)	$0.42	$0.20	$0.62	$0.30
Add: equity-based compensation(1)	0.13	0.16	0.31	0.33
Add: impairment and other gains and losses(2)	—	0.13	—	0.13
Add: contract termination costs(3)	0.09	—	0.09	—
Adjusted EPS (non-GAAP)	$0.64	$0.49	$1.02	$0.76
(1) Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$4.8 million/(23.7 million + 11.8 million)] for the three months ended June 30, 2026 and [$6.0 million/ (25.2 million + 12.3 million)] for the three months ended June 30, 2025. Calculated as equity-based compensation divided by sum of weighted average Class A and Class B shares [$11.0 million/(24.0 million + 11.9 million)] for the six months ended June 30, 2026 and [$12.3 million/ (25.0 million + 12.5 million)] for the six months ended June 30, 2025.
(2) Calculated as impairment and other gains and losses divided by sum of weighted average Class A and Class B shares [$4.7 million/(25.2 million + 12.3 million)] for the three months ended June 30, 2025 and [$4.7 million/(25.0 million + 12.5 million)] for the six months ended June 30, 2025. No impairment and other gains and losses were recognized during the three and six months ended June 30, 2026.
(3) Calculated as contract termination costs divided by sum of weighted average Class A and Class B shares [$3.1 million/(23.7 million + 11.8 million)] for the three months ended June 30, 2026 and [$3.1 million/(24.0 million + 11.9 million)] for the six months ended June 30, 2026. No contract termination costs were recognized during the three and six months ended June 30, 2025.
Liquidity and capital resources
Liquidity and capital resources
We have managed our historical liquidity and capital requirements primarily through the receipt of revenues. Our primary cash flow activities involve: (1) generating cash flow from Commissions and Agency Fees, which largely includes New Business Commissions, Renewal Commissions, and Agency Fees; (2) generating cash flow from Franchise Revenues operations, which largely includes Initial Franchise Fees and Royalty Fees; (3) borrowings, interest payments and repayments under our credit agreement; and (4) issuing shares of Class A common stock. As of June 30, 2026, our cash and cash equivalents balance was $23.7 million. We have used cash flow from operations primarily to pay compensation and related expenses; general, administrative and other expenses; debt service; special dividends; share repurchases; and distributions to our owners.
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

Comparative cash flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$38,794	$44,397	$(5,603)
Net cash used for investing activities	(14,238)	(8,368)	(5,870)
Net cash provided by (used for) financing activities	(35,008)	1,620	(36,628)
Net increase (decrease) in cash and cash equivalents	(10,452)	37,649	(48,101)
Cash and cash equivalents, and restricted cash, beginning of period	37,937	57,973	(20,036)
Cash and cash equivalents, and restricted cash, end of period	$27,485	$95,622	$(68,137)
Operating activities
Net cash provided by operating activities was $38.8 million for the six months ended June 30, 2026 as compared to net cash provided by operating activities of $44.4 million for the six months ended June 30, 2025. This decrease in net cash provided by operating activities was primarily attributable a $9.5 million decrease related to cash received for commissions and agency fees, a $6.2 million decrease related to receivable from franchisees, and a $4.7 decrease related to impairment, offset by a $14.1 million increase related to net income.
Investing activities
Net cash used for investing activities was $14.2 million for the six months ended June 30, 2026, compared to net cash used for investing activities of $8.4 million for the six months ended June 30, 2025. This increase was driven by a $5.8 million increase in capitalized software development costs.
Financing activities
Net cash used for financing activities was $35.0 million for the six months ended June 30, 2026 as compared to net cash provided by financing activities of $1.6 million for the six months ended June 30, 2025. This change in net cash provided by (used for) financing activities was primarily driven by share repurchases of $53.8 million, which was partially offset by new borrowings on our revolving credit facility of $26.0 million.
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
Dividend policy
As of June 30, 2026, there have been no material changes to our dividend policy as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

Contractual obligations, commitments, and contingencies
The following table represents our contractual obligations as of June 30, 2026, aggregated by type (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$64,901	$12,117	$24,685	$16,696	$11,403
Debt obligations payable(2)	323,006	2,993	5,985	31,985	282,043
Interest expense(3)	112,791	21,392	42,238	39,192	9,969
Liabilities under the tax receivable agreement(4)	174,512	6,237	20,996	41,701	105,578
Total	$675,210	$42,739	$93,904	$129,574	$408,993

(1)The Company leases its facilities under non-cancelable operating leases. In addition to monthly lease payments, the lease agreements require the Company to reimburse the lessors for its portion of operating costs each year. Rent expense was $2.2 million and $1.5 million for the three months ended June 30, 2026 and 2025, and $4.5 million and $3.4 million for the six months ended June 30, 2026 and 2025
(2)The Company entered into a new credit agreement on January 8, 2025 for an aggregate $300 million in term loans, which were used to pay off the existing term loan, and a new revolving credit facility of $75 million, of which $26.0 million was drawn as of June 30, 2026. See "Note 8. Debt" under Part I, Item 1 of this Form 10-Q.
(3)Interest expense includes interest payments on our outstanding debt obligations under our credit agreement. Our debt obligations have variable interest rates. We have calculated future interest obligations based on the interest rate for our debt obligations as of June 30, 2026.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended June 30, 2026 was as follows (in thousands, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	$148,487
May 1, 2026 - May 31, 2026	95	$40.95	95	$144,568
June 1, 2026 - June 30, 2026	—	$—	—	$144,568
Total	95		95
(1) On April 23, 2025, our board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of our Class A common stock through May 1, 2026. On February 17, 2026, our board of directors approved a share repurchase program extension with authorization to purchase up to $198.3 million of our Class A common stock through May 1, 2027.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

There were no adoptions, modifications, or terminations by any of our directors or officers of any contract, instruction, or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements requiring disclosure pursuant to Item 408(a) during the second quarter of fiscal 2026.

Item 6. Exhibits

Exhibit 10.1§	Separation and Engagement Agreement, dated April 3, 2026, by and between Goosehead Insurance Agency, LLC and John O'Connor
Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

§Portions of this exhibit have been omitted in compliance with Regulation S-K, Item 601(a)(6) and/or Item 601(b)(10)(iv).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOOSEHEAD INSURANCE, INC.

Date:	July 22, 2026	By:	/s/ Mark K. Miller
Mark K. Miller
Chief Executive Officer
(Principal Executive Officer)

Date:	July 22, 2026	By:	/s/ John Martin
John Martin
Chief Financial Officer
(Principal Financial Officer)